Form 10-Q
period 2005-03-31
Venoco, Inc.
filed 2005-05-16
CIK 1313024

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123711

Venoco, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	77-0323555 (I.R.S. Employer Identification Number)
370 17th Street, Suite 3260 Denver, Colorado (Address of principal executive offices)	80202-1370 (Zip Code)

Registrant's telephone number, including area code: (303) 626-8300

N/A
(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of March 31, 2005, there were 4,359 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2005 (Successor) and December 31, 2004 (Successor)
Condensed Consolidated Income Statements for the Three Months Ended March 31, 2005 (Successor) and the Three Months Ended March 31, 2004 (Predecessor)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Successor) and the Three Months Ended March 31, 2004 (Predecessor)
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except shares and per share amounts)

	March 31, 2005	December 31, 2004
	(Successor)	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$54,715
Accounts receivable	23,280	17,755
Inventories	1,105	1,079
Income tax receivable	2,670	3,906
Commodity derivatives	677	5,300
Notes receivable—officer	—	1,420
Prepaid expenses and other current assets	4,650	3,640

Total current assets	37,406	87,815

CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES.	44,619	—
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $3,444 and $3,317 were excluded from amortization at March 31, 2005 and December 31, 2004, respectively)	185,283	214,842
Drilling equipment	7,598	7,594
Other property and equipment	25,967	25,857

Total property, plant and equipment	218,848	248,293

Less accumulated depletion, depreciation, amortization and impairment	55,383	49,730

Net property, plant and equipment	163,465	198,563

OTHER ASSETS:
Commodity derivatives	1,146	4,855
Deferred loan costs	6,541	6,596
Other	1,099	1,053

Total other assets	8,786	12,504

	$254,276	$298,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,137	$19,385
Undistributed revenue payable	4,540	4,774
Current maturities of long-term debt	121	127
Commodity derivatives	20,713	1,520
Minority interest purchase accrued	109	5,316

Total current liabilities	46,620	31,122
LONG-TERM DEBT	171,934	163,542
DEFERRED INCOME TAXES	18,463	32,208
ASSET RETIREMENT OBLIGATIONS	23,122	23,184
COMMODITY DERIVATIVES	12,266	—

Total liabilities	272,405	250,056

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value (10,000 shares authorized; 4,359 shares issued and outstanding at March 31, 2005 and December 31, 2004)	—	—
Additional paid-in capital	17,883	31,576
Retained earnings (deficit)	(26,449)	15,327
Accumulated other comprehensive income (loss)	(9,563)	1,923

Total stockholders' equity (deficit)	(18,129)	48,826

	$254,276	$298,882

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
REVENUES:
Oil and natural gas sales	$42,038	$30,825
Commodity derivative losses	(29,160)	(2,762)
Other	727	669

Total revenues	13,605	28,732

EXPENSES:
Oil and natural gas production	11,930	11,231
Transportation expense	328	378
Depletion, depreciation, amortization and impairment	5,653	4,021
Accretion of abandonment liability	442	360
General and administrative, net of amounts capitalized	3,116	2,435
Amortization of deferred loan costs	345	69
Interest, net	3,497	328

Total expenses	25,311	18,822

Income (loss) before income taxes	(11,706)	9,910
Income tax provision (benefit)	(4,930)	4,131

Net income (loss)	(6,776)	5,779
Preferred stock dividends	—	(2,116)

Net income (loss) applicable to common equity	$(6,776)	$3,663

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,776)	$5,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	5,653	4,021
Accretion of abandonment liability	442	360
Deferred income taxes	(6,167)	2,873
Amortization of deferred loan costs and bond discount	387	79
Gain on sale of property and equipment	—	(123)
Change in other liabilities	—	(153)
Change in operating assets and liabilities	(4,475)	(1,080)
Net premiums paid on derivative contracts	(5,420)	—
Changes in unrealized commodity derivatives	26,148	408

Net cash provided by operating activities	9,792	12,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(13,254)	(1,643)
Acquisition of Marquez Energy, LLC	(14,628)	—
Proceeds from sale of oil and gas properties	—	1,526
Notes receivable—officers and employees	1,390	—
Other	(139)	175

Net cash (used in) provided by investing activities	(26,631)	58

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	13,000	—
Principal payments on long-term debt	(4,648)	(7,333)
Distribution payments to Marquez Energy member	(707)	—
Payments of dividends to shareholder	(35,000)	—
Purchase of minority interest shares	(5,207)	—
Increase in deferred loan costs	(290)	—

Net cash used in financing activities	(32,852)	(7,333)

Net (decrease) increase in cash and cash equivalents	(49,691)	4,889
Cash and cash equivalents, beginning of period	54,715	8,417

Cash and cash equivalents, end of period	$5,024	$13,306

Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$180	$524

Supplemental Disclosure of Noncash Activities—
Proceeds deposited into escrow account related to sales of oil and gas properties	$44,619	—

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1.     BASIS OF PRESENTATION

        Interim Financial Statements—The accompanying condensed consolidated financial statements of Venoco Inc. as of and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read in conjunction with our audited 2004 financial statements contained in our Registration Statement on Form S-4/A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005. The results for interim periods are not necessarily indicative of annual results.

        New Company Basis—During 2004, the Company's CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (2,468 common shares) of the Company from two of the Company's former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. This merger had the effect of giving Mr. Marquez the remaining 6% of the Company's common stock.

        As a result of Mr. Marquez obtaining control of over 95% of the common stock of the Company on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be "pushed-down", meaning the post-transaction condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows of the Company reflect a new basis of accounting ("successor basis"). The pre-transaction condensed consolidated statements of operations and cash flows are presented on the historical basis ("predecessor basis").

        Common Control Merger—On March 21, 2005 the Company completed the acquisition of Marquez Energy, LLC, a Colorado limited liability company ("Marquez Energy") majority-owned and controlled by Timothy Marquez, the Company's CEO and sole shareholder. Due to the common control aspects of the transaction, the financial statements of Marquez Energy have been combined with the consolidated financial statements of the Company and its subsidiaries in a manner similar to a pooling-of-interests, since the date that common control was achieved. Therefore, the Company's financial statements since July 12, 2004 were restated to include Marquez Energy's financial results.

2.     ACQUISITION OF PROPERTIES

        On March 21, 2005, the Company completed the acquisition of Marquez Energy. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004, based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The purchase price for the membership interests in Marquez Energy was $16.6 million. The purchase price was based on the member's equity on Marquez Energy's unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price, including debt assumption, of $25 million. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay the existing debt.

3.     SALES OF PROPERTIES

        In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field ("BMC"), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. As of December 31, the field had proved reserves of approximately 3.4 MMBOE, according to a report by NSAI.

        In order to facilitate a possible like-kind exchange of the Company's BMC property under Section 1031 of the Internal Revenue Code, the proceeds of the sale were deposited with a qualified intermediary. In addition, the equity interests in Marquez Energy are currently being held by an independent entity acting on behalf of the Company to allow a portion of the Marquez Energy properties to be potentially used as replacement properties to the BMC property. The Company has and will at all times continue to maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give the Company the option of effecting a like-kind exchange of the BMC property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the BMC property. We have identified and are pursuing six acquisition opportunities each of which qualify as replacement properties. The Company has not recorded a gain on the sale of the BMC property, but has applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and has recorded the cash received in the account "Cash Restricted for Investment in Oil and Natural Gas Properties" on the condensed consolidated balance sheet at March 31, 2005.

        In February 2004, the Company sold its interest in the North and South Afton, California, gas properties for a net sales price of approximately $1.5 million. In accordance with its accounting policies, the Company did not recognize any gain or loss on the transaction, but applied the net sales proceeds to reduce the capitalized cost of its oil and gas properties.

        In March 2004, the Company sold its subsidiary, Venoco Patagonia, Ltd., a Bermuda corporation, for $0.2 million. The $0.2 million sales price was comprised of cash of $0.1 million and payment of liabilities of $0.1 million.

4.     HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of the effective portion of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to the income statement as a component of commodity derivative income (loss) when the hedged transaction occurs. Changes in the fair value of derivatives which do not qualify as a hedge or are not designated as a hedge, as well as the ineffective portion of hedge derivatives, are recorded in commodity derivative income (loss) on the income statement. The Company determines hedge ineffectiveness based on changes during the period in the price differentials between the index price of the derivative contracts (which uses a New York Mercantile Exchange ("NYMEX") index in the case of oil hedges, and NYMEX and PG&E Citygate in the case of natural gas hedges) and the contract price for the point of sale for the cash flow that is being hedged. Hedge ineffectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. Ineffectiveness is recorded in earnings to the extent the cumulative changes in fair value of the actual derivative exceed the cumulative changes in fair value of the hypothetical derivative.

        The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
Realized commodity derivative losses	$3,012	$2,354

Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	23,096	408
Ineffective portion of derivatives qualifying for hedge accounting	2,499	—
Amortized portion of premiums paid on derivative contracts	553	—

Unrealized commodity derivative losses	26,148	408

Total realized and unrealized commodity derivative losses	$29,160	$2,762

        The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from

December 31, 2004 to March 31, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period (in thousands):

	March 31, 2005	December 31, 2004
	(Successor)	(Successor)
Derivative Assets:
Oil derivative contracts	$1,253	$6,775
Gas derivative contracts	570	3,380
Derivative Liabilities:
Oil derivative contracts	(30,007)	(1,383)
Gas derivative contracts	(2,972)	(137)

Net derivative asset (liability)	$(31,156)	$8,635

        As of March 31, 2005, an unrealized derivative fair value loss of $15.8 million ($9.6 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on March 31, 2005 mark-to-market prices, the Company expects to reclassify as decreases to earnings $10.3 million ($6.2 million after tax) from accumulated other comprehensive loss during the next twelve months. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

        Crude Oil Agreements—As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at March 31, 2005 for production:
April 1–December 31, 2005	9,471	$37.73	5,471	$47.17
January 1–December 31, 2006	7,000	$40.80	5,000	$50.70
January 1–December 31, 2007	3,000	$40.00	3,000	$66.37

        Natural Gas Agreements—As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at March 31, 2005 for production:
April 1–December 31, 2005	14,000	$6.09	4,000	$6.77
January 1–December 31, 2006	12,000	$6.10	6,000	$7.87
January 1–December 31, 2007	6,000	$6.00	6,000	$8.40

        As of March 31, 2005 the Company has entered into a fixed-price forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas at a fixed price. As this contract provides for physical delivery of the gas it is not considered a hedge contract because it has been designated as a normal sale, the transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at $4.85 per MCF for the period April 1, 2005 to September 30, 2006.

5.     LONG-TERM DEBT

        Our long term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(Successor)	(Successor)
8.75% senior notes due December 15, 2011	$149,077	$149,043
Revolving Credit Facility due November 4, 2007	13,000	—
Revolving Credit Facility due August 31, 2006	—	4,684
5.79% Mortgage on office building due January 1, 2015	9,978	9,942

Total long-term debt	172,055	163,669
Less: current portion of long-term debt	(121)	(127)

Long-term debt, net of current portion	$171,934	$163,542

        On December 20, 2004, the Company sold $150 million in 8.75% senior notes ("the notes"). The notes were issued at 99.362% of par to yield 8.80% to maturity due December 2011. Interest on the notes is due each June 15 and December 15 beginning June 15, 2005. The notes are senior unsecured obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt or issue preferred stock, create liens and sell assets.

        Proceeds from the sale of the notes were used to repay existing borrowings of $98.7 million against the Company's $102 million Senior Secured Facility ("the Senior Facility") obtained in November 2004. The Company also obtained in December 2004 an amended and restated revolving credit agreement with an initial borrowing base of $50 million and no associated term loan facility ("restated Credit Agreement"). The borrowing base under the restated Credit Agreement was reduced to $40 million on March 31, 2005 due to the sale of BMC. The restated Credit Agreement contains a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. At March 31, 2005, there were $13 million of borrowings against the restated Credit Agreement. At March 31, 2005, the average interest rate on the revolving loans was 4.99 percent.    As of March 31, 2005, the Company was in compliance with all of its financial covenants.

        At December 31, 2004, Marquez Energy, now consolidated with the Company, had a $5.0 million revolving credit facility with the Bank of Oklahoma. Interest accrued at the JP Morgan Chase Bank prime rate plus 1 percent. The agreement was collateralized by the Company's oil and gas properties and was guaranteed by the Company's principal shareholder and president. The credit agreement also contained certain net worth, leverage and ratio requirements and limited the payment of distributions. At December 31, 2004, the Company had approximately $4.7 million of outstanding borrowings under this credit facility. The Company repaid the outstanding borrowings on March 21, 2005 of $3.2 million on the credit facility.

        In addition, on December 9, 2004, the Company purchased an office building in Carpinteria, California secured by a 5.79% $10 million promissory note due January 1, 2015. The promissory note provides for a monthly payment of $58,612 beginning February 1, 2005 and continuing through December 1, 2014. The balance of unpaid principal and all accrued but unpaid interest is due and payable on January 1, 2015.

6.     COMPREHENSIVE INCOME

        Comprehensive income (loss) includes net income and certain items recorded directly to Stockholders' Equity and classified as Accumulated Other Comprehensive Income ("OCI"). The following table reflects comprehensive income for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
Net income (loss)	$(6,776)	$5,779
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	161	351
Changes in fair value of outstanding hedging positions	(11,647)	(1,822)

Other comprehensive loss	(11,486)	(1,471)

Comprehensive income (loss)	$(18,262)	$4,308

7.     LITIGATION

Beverly Hills Litigation

        Six lawsuits have been filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who are citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claim to be suffering from various forms of cancer or some other illnesses, fear they may suffer from such maladies in the future, or are related in some manner to persons who have suffered from cancer or other illnesses. Plaintiffs allege that exposure to substances in the air, soil and water which derive from either oil field or other operations in the area are the cause of the cancers and other maladies. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. All cases have been consolidated before one judge. The judge has ordered that all of the cases be stayed except for an initial trial group consisting of twelve "representative" plaintiffs. Discovery relating to the initial trial group is ongoing, with a trial set for March 2006. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. The Company also has defense and indemnity obligations to certain other defendants in the actions. The Company cannot predict the cost of defense and indemnity obligations, if any, at the present time.

        In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage were determined to not be applicable, their impact on the Company's results of operations, financial position and/or liquidity could be material.

Litigation by former directors and former preferred stockholders

        In December 2004, a lawsuit was filed against the Company by two of its former directors and the former preferred shareholders. The claim is for indemnification of attorneys' fees and expenses incurred in defending the former directors in litigation filed by the former CEO in connection with the termination of his employment from Venoco. Fees incurred in the defense total approximately $1,000,000. The Company contends that plaintiffs are not entitled to indemnification because the alleged acts occurred prior to the time they were directors. If a court determines that plaintiffs are entitled to indemnification the Company believes that the amount of the Company's indemnity obligation would be significantly less than $1,000,000. The Company has accrued certain amounts with respect to this matter in accordance with SFAS No. 5, Accounting for Contingencies.

Former Chief Operating Officer (COO) Litigation

        In December 2004, a former COO of the Company filed a lawsuit against the Company and its CEO in Santa Barbara County Superior Court, claiming that the Company breached his employment agreement and wrongfully failed to pay him wages due, primarily in connection with stock bonuses. The Company believes that he was entitled to approximately 45,000 shares (approximately 7,000 of which were previously issued) and that the Company has the right to repurchase those shares at net book value as of January 1, 2004 ($.53/share). The former COO is alleging that he is entitled to a cash bonus of approximately $24,000 plus interest and approximately 68,700 shares in total. The Company believes that the plaintiff's contentions are without merit. In April 2005 the former COO filed a Petition for Appraisal in the Delaware Court of Chancery asking for an appraisal of the shares he holds as well as those shares which are the subject of the employment contract dispute. The former COO contends that the fair value of the Company's shares is greater than the $18.44/share offered in connection with the December 2004 statutory merger. The Company believes that only 2,772 shares are subject to the appraisal action—being the shares that the COO had outside his employment arrangement—and that $18.44 is the fair value of those shares. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to these matters because it believes that, although an unfavorable outcome in the proceedings may be possible, it is not considered by management to be probable or reasonably estimable.

Personal Injury Claim

        In August 2004, a 14-year-old boy fell off a bluff property jointly owned by the Company and another company. The boy sustained head injuries, the extent of which are not fully known at this time. An attorney hired by the boy's family contacted the Company in November 2004. The Company believes that it has no liability in connection with this accident.

        In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the Company's consolidated financial position or results of operations.

8.     SHAREHOLDERS' EQUITY

        On June 1, 2004 an agreement was reached between certain shareholders of the Company that ultimately resulted in the acquisition of 53.5% of the outstanding common shares in the Company in a transaction that closed on July 12, 2004. The terms of the transaction were contained in a private agreement among Timothy Marquez and the selling shareholders (the "securities purchase agreement"). On June 2, 2004 Timothy Marquez was elected Chairman of the Board and CEO of the Company and the selling shareholders resigned from the Board of Directors.

        On January 3, 2005, a dividend of $35 million was paid to a trust controlled by the Company's sole shareholder and CEO from the proceeds of the senior notes.

        All common and preferred share amounts in the accompanying financial statements have been adjusted for the one thousand-for-one reverse stock split affected on February 10, 2005.

9.     ASSET RETIREMENT OBLIGATIONS

        The Company adopted SFAS No. 143 Accounting for Asset Retirement Obligations as of January 1, 2003. Under SFAS No. 143, liabilities are accreted to their present value each period and the capitalized asset retirement costs are depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cashflows are recognized as an increase or decrease in the asset retirement obligation ("ARO") and the related capitalized asset retirement costs.

        The Company's asset retirement obligations represent expected future costs associated with site reclamation, facilities dismantlement, and plugging and abandonment of wells. The following is a summary of the asset retirement obligation activity (in thousands):

	2005	2004
	(Successor)	(Predecessor)
Balance of ARO as of January 1,	$23,390	$19,248
Revisions in estimated cashflows	—	—
Liabilities incurred during the three months ended March 31,	33	—
Liabilities settled during the three months ended March 31	(547)	(30)
Accretion expense	442	360

Balance of ARO as of March 31,	$23,318	$19,578

        Of the liability for asset retirement obligations balance at March 31, 2005, $0.2 million is classified as current and included in accrued liabilities in the accompanying consolidated balance sheet. The balance of ARO as of March 31, 2005 represents our estimate of the present value of our aggregate asset retirement obligations as of that date. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%.

10.   SUBSEQUENT EVENTS

        In April 2005, the Company entered into a collar agreement to receive average minimum and maximum PG&E Citygate prices of $7.00 and $9.45, respectively on natural gas production of 3,000 MCF per day for the calendar year 2006. The agreement provides for monthly settlement based on the differential between the agreement prices and the PG&E Citygate prices.

11.   GUARANTOR FINANCIAL INFORMATION

        In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes (the "Guarantees"). On March 31, 2005 Marquez Energy became a Guarantor of the notes. Each Guarantee is a general unsecured obligation of the Guarantor, senior in right of payment to all existing and future subordinated indebtedness of that Guarantor, pari passu in right of payment with any existing and future senior unsecured indebtedness of that Guarantor and effectively junior in right of payment to that Guarantor's existing and future secured indebtedness, including its guarantee of indebtedness under the senior secured credit facility, to the extent of the value of the collateral securing that facility. All Guarantors are 100% owned by the Company.

        The following are condensed consolidating statements of operations for the Company for the three months ended March 31, 2005 and 2004 and condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004; and condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004

(Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$28,967	$1,858	$—	$—	$30,825
Commodity derivative losses	(2,762)	—	—	—	(2,762)
Other	596	15	1,643	(1,585)	669

Total revenues	26,801	1,873	1,643	(1,585)	28,732

EXPENSES:
Oil and natural gas production	10,476	511	244	—	11,231
Transportation expense	1,897	—	—	(1,519)	378
Depletion, depreciation, amortization and impairment	3,739	191	111	(20)	4,021
Accretion of abandonment liability	337	18	5	—	360
General and administrative, net of amounts capitalized	2,278	147	76	(66)	2,435
Amortization of deferred loan costs	69	—	—	—	69
Interest, net	643	—	(315)	—	328

Total expenses	19,439	867	121	(1,605)	18,822

Equity in subsidiary income	1,283	458	—	(1,741)	—
Income (loss) before income taxes	8,645	1,464	1,522	(1,721)	9,910
Income tax provision (benefit)	3,604	610	634	(717)	4,131

Net income (loss)	$5,041	$854	$888	$(1,004)	$5,779

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

(Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$38,072	$3,966	$—	$—	$42,038
Commodity derivative losses	(29,160)	—	—	—	(29,160)
Other	781	21,674	2,047	(23,775)	727

Total revenues	9,693	25,640	2,047	(23,775)	13,605

EXPENSES:
Oil and natural gas production	10,563	964	403	—	11,930
Transportation expense	1,974	21	—	(1,667)	328
Depletion, depreciation, amortization and impairment	5,301	298	75	(21)	5,653
Accretion of abandonment liability	404	33	5	—	442
General and administrative, net of amounts capitalized	3,103	593	131	(711)	3,116
Amortization of deferred loan costs	341	4	—	—	345
Interest, net	3,730	48	(281)	—	3,497

Total expenses	25,416	1,961	333	(2,399)	25,311

Equity in subsidiary income	9,625	13,702	—	(23,327)	—
Income (loss) before income taxes	(6,098)	37,381	1,714	(44,703)	(11,706)
Income tax provision (benefit)	(2,519)	14,609	678	(17,698)	(4,930)

Net income (loss)	$(3,579)	$22,772	$1,036	$(27,005)	$(6,776)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004

(Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,075	$1,590	$50	$—	$54,715
Accounts receivable	16,306	904	545	—	17,755
Inventories	1,079	—	—	—	1,079
Commodity derivatives	5,300	—	—	—	5,300
Notes receivable—officer	—	1,420	—	—	1,420
Prepaid expenses and other current assets	7,249	110	187	—	7,546

TOTAL CURRENT ASSETS	83,009	4,024	782	—	87,815

PROPERTY, PLANT & EQUIPMENT, NET	151,092	32,166	15,155	150	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES	41,293	16,761	—	(58,054)	—
OTHER	7,613	36	—	—	7,649

TOTAL ASSETS	$287,862	$52,987	$15,937	$(57,904)	$298,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,326	$712	$347	$—	$19,385
Undistributed revenue payable	4,053	721	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Minority interest purchase	5,316	—	—	—	5,316

TOTAL CURRENT LIABILITIES	29,215	1,433	474	—	31,122

LONG-TERM DEBT	149,043	4,684	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	20,750	2,012	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	30,513	(16,982)	(13,531)	—	—

TOTAL LIABILITIES	261,729	(8,853)	(2,820)	—	250,056

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	26,133	61,840	18,757	(57,904)	48,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$287,862	$52,987	$15,937	$(57,904)	$298,882

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AT MARCH 31, 2005

(Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,754	$1,113	$157	$—	$5,024
Accounts receivable	22,377	769	590	(456)	23,280
Inventories	1,105	—	—	—	1,105
Commodity derivatives	677	—	—	—	677
Prepaid expenses and other current assets	6,613	298	409	—	7,320

TOTAL CURRENT ASSETS	34,526	2,180	1,156	(456)	37,406

CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	—	44,619	—	—	44,619
PROPERTY, PLANT & EQUIPMENT, NET	156,458	13,288	15,080	(21,361)	163,465
COMMODITY DERIVATIVES	1,146	—	—	—	1,146
INVESTMENTS IN AFFILIATES	70,758	30,463	—	(101,221)	—
OTHER	7,594	46	—	—	7,640

TOTAL ASSETS	$270,482	$90,596	$16,236	$(123,038)	$254,276

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,501	$927	$431	$(722)	$21,137
Undistributed revenue payable	4,190	350	—	—	4,540
Current maturities of long-term debt	—	—	121	—	121
Commodity derivatives	20,713	—	—	—	20,713
Minority interest purchase	109	—	—	—	109

TOTAL CURRENT LIABILITIES	45,513	1,277	552	(722)	46,620

LONG-TERM DEBT	162,077	—	9,857	—	171,934
DEFERRED INCOME TAXES	18,463	—	—	—	18,463
ASSET RETIREMENT OBLIGATIONS	21,208	1,486	428	—	23,122
INTERCOMPANY PAYABLES (RECEIVABLES)	32,306	(17,556)	(15,073)	323	—
OTHER LIABILITIES	12,266	—	—	—	12,266

TOTAL LIABILITIES	291,833	(14,793)	(4,236)	(399)	272,405

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,351)	105,389	20,472	(122,639)	(18,129)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$270,482	$90,596	$16,236	$(123,038)	$254,276

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$9,934	$1,189	$1,041	$—	$12,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(1,474)	(10)	(159)	—	(1,643)
Proceeds from sale of oil and gas properties	1,526	—	—	—	1,526
Other	(53)	—	228	—	175

Net cash (used in) provided by investing activities	(1)	(10)	69	—	58

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,334	(1,179)	(1,155)	—	—
Principal payments on long-term debt	(7,333)	—	—	—	(7,333)

Net cash used in financing activities	(4,999)	(1,179)	(1,155)	—	(7,333)

Net (decrease) increase in cash and cash equivalents	4,934	—	(45)	—	4,889
Cash and cash equivalents, beginning of period	8,372	—	45	—	8,417

Cash and cash equivalents, end of period	$13,306	$—	$—	$—	$13,306

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$3,537	$4,642	$1,613	$—	$9,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(12,673)	(581)	—	—	(13,254)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Notes receivable—officers and employees	(30)	1,420	—	—	1,390
Other	(124)	(15)	—	—	(139)

Net cash (used in) provided by investing activities	(27,455)	824	—	—	(26,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,094	(552)	(1,542)	—	—
Proceeds from long-term debt	13,000	—	—	—	13,000
Principal payments on long-term debt	—	(4,684)	36	—	(4,648)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Purchase of minority interest shares	(5,207)	—	—	—	(5,207)
Increase in deferred loan costs	(290)	—	—	—	(290)

Net cash used in financing activities	(25,403)	(5,943)	(1,506)	—	(32,852)

Net (decrease) increase in cash and cash equivalents	(49,321)	(477)	107	—	(49,691)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715

Cash and cash equivalents, end of period	$3,754	$1,113	$157	$—	$5,024

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with management's discussion and analysis contained in our Registration Statement on Form S-4/A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005, as well as with the financial statements and related notes and the other information appearing elsewhere in this quarterly report. As used in this quarterly report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploitation and development of oil and natural gas properties. We focus on properties offshore and onshore California and are one of the largest independent oil and natural gas companies operating in the state based on production volumes. Our strategy is to acquire properties with low-risk exploitation and development opportunities at attractive prices and to expand reserves and production from these properties, thereby reducing unit operating costs. We also conduct limited, relatively low-risk exploration activities.

        We have benefited from strong oil and natural gas prices over the past two years and from increases in oil and natural gas production. The trends of both increasing production and increasing prices have led to increased oil and natural gas sales in 2005 compared to 2004. We expect that with the increased capital resources available from operating cash flow, and the additional time new management has to implement its strategy, we will achieve further increases in production throughout fiscal year 2005. This will result in reductions in our operating costs and general and administrative costs on a per barrel of oil equivalent ("BOE") basis.

        Since our June 2004 management changes we have increased our production from 10,183 barrels of oil equivalent per day ("BOE/d") in the second quarter of 2004 to 12,857 BOE/d in the first quarter of 2005. Our Big Mineral Creek field, which was sold on March 31, 2005, contributed 547 BOE/d of our first quarter 2005 production. We expect to produce approximately 12,500 BOE/d in the second quarter of 2005 and to average 13,000 to 14,000 BOE/d in 2005 as a whole, in each case from our existing portfolio of properties. While we continue to aggressively pursue additional acquisition opportunities, we believe we are positioned to continue to increase our production and proven reserves for the next several years through the continued development and exploitation of our currently owned inventory.

        After the change in our management that took place in June 2004, we increased our exploitation and development activities in a manner consistent with the strategy we pursued from inception through mid-2002. From June through December 2004, we reworked or recompleted 30 wells, drilled five new wells and installed an electric submersible pump on a well in the South Ellwood field. During the first quarter of 2005 we drilled seven new wells to total depth and we reworked or recompleted eighteen additional wells. This activity has led to most of the increases in production. The increases in production have combined with increased product prices to result in continuing improvement in our performance. Total revenues for first quarter 2005 were $13.6 million, and included the effect of $29.2 million of commodity derivative losses in the quarter. Net loss for the quarter was $6.8 million.

        Because of our anticipated continued production increases and the effect of our active hedging program, we expect our oil and natural gas sales to continue to increase in 2005 compared to 2004 even if oil and natural gas prices decline moderately. Through a combination of price collars, swaps and purchased floors, we have currently secured a weighted average minimum price of $37.73 per barrel on 9,471 Bbl/d and $6.09 per Mcf on 14,000 Mcf/d for the last nine months of 2005 before adjustments for basis differentials. We also have additional hedge positions with regard to our 2006 and 2007 oil and natural gas production. See "—Qualitative and Quantitative Disclosures about Market Risk." Our disciplined hedging strategy has allowed us to lock in attractive prices over the next three years. Rising oil and natural gas prices have created substantial unrealized commodity derivative losses in the first quarter of 2005 which have served to suppress earnings reported in the period. In the first quarter of 2005 these unrealized losses resulting from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions included in commodity derivative losses in the income statement totaled $26.1 million. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production.

Development, Acquisitions and Divestitures

        In 2005, we plan to make aggregate capital expenditures totaling approximately $103 million. In the first quarter $10.7 million was spent on drilling and rework activities, $1.8 million on facilities and $0.8 million on exploration. We also spent $14.6 million in the first quarter 2005 for the acquisition of Marquez Energy. In the first quarter of 2005, Venoco drilled seven new wells to total depth and recompleted eighteen additional wells. These exploitation and development projects include two offshore oil wells that were drilled to total depth, and one that was recompleted. In the Sockeye Field, we drilled one well and recompleted another well. One of the wells had an initial production rate over 1,150 BOE/D and the other's gross production is approximately 250 BOE/D. In the South Ellwood Field, we drilled an exploration well that tested wet in the deepest penetrated intervals and is being recompleted to test the primary test objective. Onshore, we drilled five new wells in the Sacramento Basin to total depth in the quarter. Four were brought on production and the other one was waiting for pipeline access. We also recompleted seventeen wells in the Sacramento Basin in the quarter. As a result of the drilling and recompletion projects we increased our net gas production by approximately 2,500 MCF/d in the Sacramento Basin.

        In the first quarter of 2005, we also expanded our field work regarding the return to production of Platform Grace in the Santa Clara Unit. In March 2003, we granted an option to Crystal Energy LLC to lease or purchase platform Grace for use in accepting, vaporizing, transporting and selling liquid natural gas delivered to the platform by tanker. On April 18, 2005, Crystal Energy informed us that it intends to exercise the option to purchase the platform for $10 million. It is unclear at this time what effect, if any, the purchase will have on the potential return of the platform to production. The purchase is contingent upon, among other things, the execution of a mutually acceptable purchase agreement and the receipt of regulatory approvals.

        On March 31, 2005, we completed the sale of our Big Mineral Creek field, located in Grayson County, Texas, to BlackWell Energy Group, LLC for $45 million, an amount that will be adjusted to give economic effect to the transaction as of February 1, 2005. As of December 31, 2004, the field had proved reserves of approximately 3.4 MMBOE, according to a report by Netherland Sewell and Associates, Inc. ("NSAI"), most of which was comprised of oil. Average net production at the field was approximately 547 BOE/d in the first quarter of 2005. On March 21, 2005, we completed our acquisition of Marquez Energy, LLC. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004 according to NSAI, substantially all of which consisted of natural gas. In order to facilitate a possible like-kind exchange of our Big Mineral Creek property under Section 1031 of the Internal Revenue Code, the equity interests in Marquez Energy are currently being held by an independent entity acting on our behalf. We have and will at all times maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give us the option of effecting a like-kind exchange of our Big Mineral Creek property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the Big Mineral Creek property. We are currently pursuing several acquisition opportunities in this regard. To the extent we do not complete a tax free exchange, the escrow funds would be available for general corporate purposes and we would incur income tax obligations applicable to the gain on sale.

        During 2004, the Company's CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (2,468 common shares) of the Company from two of the Company's former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. This merger had the effect of giving Mr. Marquez the remaining 6% of the Company's common stock.

        As a result of Mr. Marquez obtaining control of over 95% of the common stock of the Company on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be "pushed-down", meaning the post-transaction condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows of the Company reflect a new basis of accounting ("successor basis"). The pre-transaction condensed consolidated statements of operations and cash flows are presented on the historical basis ("predecessor basis").

        By purchasing Marquez Energy, we acquired natural gas properties in the Sacramento Basin in California that we believe possess significant exploitation, development and exploration potential. Marquez Energy's average net production in the first quarter of 2005 was approximately 500 BOE/d. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the first quarter of 2005 include Marquez Energy. For the same reason the acquisition was accounted for similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with Venoco's financial results since July 12, 2004. Accordingly only $3.6 million of the cost of the acquisition was booked as an increase in property, which was the historical property basis on the books of Marquez Energy, and the balance of $13.0 million was recorded as a reduction in equity. See Notes 1 and 2 to our interim condensed consolidated financial statements.

        We expect to continue our program of aggressive drilling and rework activity on our existing projects through 2005 while continuing to actively pursue acquisition opportunities.

Oil and Gas Production and Prices

	Three Months Ended March 31(1)
	2005	2004	Increase (Decrease)
Production Volume
Natural Gas (Mcf)	1,885,576	1,355,983	39%
Oil (Bbls)	842,845	802,918	5%
BOE	1,157,108	1,028,915	12%
Daily Average Production Volume
Natural Gas (Mcf/d)	20,951	14,901	41%
Oil (Bbls/d)	9,365	8,823	6%
BOE/d	12,857	11,307	14%
Oil Price per Barrel Produced (in dollars)
Average NYMEX spot price	$49.84	$35.15	42%
Differential to NYMEX spot price	(9.96)	(4.71)	111%
Realized hedging loss	(3.55)	(2.38)	49%

Net realized	$36.33	$28.06	29%

Natural Gas Price per Mcf (in dollars)
Average NYMEX spot price	$6.48	$5.73	13%
Differential to NYMEX spot price	(.42)	(.28)	50%
Realized hedging loss	(.01)	(.33)	(97)%

Net realized	$6.05	$5.12	18%

Average Sales Price per BOE Sold	$36.14	$29.04	24%

(1)
Production in 2005 includes Marquez Energy which was acquired in March of 2005. Inclusion is due to the application of requirements for reporting combined statements for companies under common control.

        Bbl—Barrel

        Mcf—Thousand cubic feet

        BOE—Barrel of oil equivalent (computed on an energy equivalent basis of six MCF equals one Bbl)

        Both oil and gas production increased from the first quarter of 2004 to the first quarter of 2005 primarily because of our resumed focus on project exploitation and development activities. Average production net to our Company's interest increased from 11,307 BOE/d in the first quarter of 2004 to 12,857 BOE/d in the first quarter of 2005. Production from Marquez Energy contributed 500 BOE/d of such amounts in the first quarter of 2005.

        We use price hedging arrangements to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through December 2007; see Note 4 to our interim condensed consolidated financial statements. During the first quarter of 2005, our realized net losses on hedging activities decreased oil revenue by $3.0 million, or $3.55 per Bbl. and gas revenue by $0.02 million, or $0.01 per Mcf. During the first quarter 2004, our realized net losses on hedging activities decreased oil revenue by $1.9 million, or $2.38 per Bbl. and gas revenue by $0.4 million, or $0.33 per Mcf. Unrealized net losses on hedging activities decreased oil revenues by $23.9 million, or $28.41 per Bbl. and gas revenue by $2.2 million, or $1.17 per Mcf. in the first quarter 2005. Unrealized net losses on hedging activities decreased gas revenue by $0.4 million, or $0.30 per Mcf. in the first quarter 2004.

        Prices to be realized for hedged production are likely to be less than NYMEX. The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location ("basis"), relative quality and other factors. Prices to be realized for our hedged oil production are expected to be significantly less than the NYMEX price because of location, quality and other adjustments.

        The following table sets forth our costs and expenses on a barrel of oil equivalent basis for the first quarters of 2005 and 2004.

	Three Months Ended March 31,
	2005	2004	Increase/ Decrease
	(Successor)	(Predecessor)
Expense per BOE
Production expenses(1)	$10.31	$10.91	(5)%
Transportation expenses	.28	.37	(24)%
Depreciation, depletion, amortization and impairment	4.89	3.91	25%
General and administrative expense(2)	2.69	2.37	14%
Interest expense, net	3.02	.32	844%

(1)
Production expenses are defined as oil and natural gas production expenses and production taxes.

(2)
Net of amounts capitalized.

Results of Operations

        In the first quarter 2005 the Company incurred a net loss of $6.8 million compared to net income of $5.8 million for the first quarter of 2004. The first quarter 2005 loss includes $29.2 million of commodity derivative losses ($3.0 million realized) versus $2.8 million of commodity derivative losses ($2.4 million realized) in the first quarter of 2004. The commodity derivative losses in the first quarter 2005 include $26.2 million in unrealized losses that resulted from mark-to-market adjustments to the value of our derivative contracts. In addition, due to increased debt levels, net interest expense totaled $3.5 million in the first quarter of 2005 versus $0.3 million in the first quarter of 2004.

        Total oil and natural gas sales increased $11.2 million while other revenues increased $0.1 million. This $11.2 million increase in oil and natural gas sales reflects higher production volumes and higher sales prices for both oil and gas. Oil sales increased $7.2 million or 31% due to a 29% increase in average realized per barrel sales prices and a 6% increase in average daily production. Gas sales increased $4.0 million or 54% due to a 41% increase in average daily production and an 18% increase in realized gas prices.

        Expenses for the first quarter 2005 increased $6.5 million or 35% to $25.3 million in the first quarter 2005 versus $18.8 million in the first quarter of 2004. Interest expense increased $3.2 million or 966% due to increased debt levels. Depletion, depreciation, amortization and impairment expenses increased $1.6 million. Depletion increased on a per unit basis due to an increase in the estimate of future development costs and a reduction in proven reserves at December 31, 2004, thereby increasing the rate of depletion on remaining barrels and also due to increased production volumes. Oil and natural gas production expenses increased $0.7 million due to increased number of wells and increased field activity. Our production costs on a per BOE basis have declined due to our increased production rates which serve to spread fixed oil and natural gas production costs over a larger number of equivalent barrels. General and administrative expenses increased $0.7 million. This increase was substantially caused by the consolidation of Marquez Energy, increased consulting fees related to certain systems conversions and higher professional fees. Amortization of deferred loan costs increased $0.3 million due to amortization of costs associated with the $150 million in senior notes issued by the Company in December 2004 (see Note 5 to our interim condensed consolidated financial statements).

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities	$9,792	$12,164
Cash (used in) provided by investing activities	(26,631)	58
Cash used in financing activities	(32,852)	(7,333)

        Net cash provided by operating activities was $9.8 million for the first quarter 2005, compared with $12.2 million in the first quarter 2004. Cash flows from operating activities as compared to the prior year first quarter were favorably impacted by higher revenues from oil and natural gas sales of $11.2 million. Oil and natural gas sales increased due to increased production from development activity, the acquisition of Marquez Energy and increased prices. Cash flow from operating activities as compared to the prior year first quarter were negatively impacted by changes in operating assets and liabilities of $3.4 million, the payment of premiums on commodity derivatives of $5.4 million, increases in oil and gas production expenses of $0.7 million, increases in general and administrative expenses of $0.7 million and other net decreases of $3.4 million.

        Net cash used in investing activities was $26.6 million in the first quarter of 2005 and consisted of $14.6 million in expenditures to acquire Marquez Energy, $13.3 million in expenditures for oil and gas properties partially offset by other investing activities providing cash of $1.3 million

        Net cash used in financing activities was $32.9 million and $7.3 million in the first quarters of 2005 and 2004, respectively. Net cash used in the first quarter 2005 resulted from the payment of a $35 million dividend to our sole stockholder, $5.2 million paid to purchase the interests of minority shareholders and other uses of cash from financing activities of $1.1 million, partially offset by $13 million in new borrowings and principal payments on long-term debt of $4.6 million.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploitation, development and exploration of oil and natural gas properties. For the year 2005 we expect to make aggregate capital expenditures of approximately $103 million, of which amounts, we had spent approximately $14.6 million for the acquisition of Marquez Energy and $13.3 million through March 31, 2005, primarily on drilling and facilities on platforms Holly and Gail and in the Grimes field. As discussed above (See "—Development, Acquisitions and Divestitures") the timing of approximately

$8.6 million of budgeted 2005 expenditures regarding the return to production of platform Grace is being reviewed. Success in negotiating and closing significant new acquisitions would result in increasing the aggregate 2005 capital expenditures.

        Additional cash was utilized in the first quarter for payment of a dividend of $35 million to the Company's sole stockholder, a trust controlled by Timothy Marquez, our chief executive officer and chairman. Additional dividends are not currently anticipated to be paid in 2005.

        Our bank credit facility currently has a borrowing base of $40 million, and the facility will mature on November 4, 2007. Revolving loans made under the restated Credit Agreement are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans". Base Rate Loans bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus one-half of 1.00% plus (ii) an applicable margin ranging from 0.25% to 1.00%, based upon amounts borrowed under the restated Credit Agreement. LIBO Rate Loans bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.50%, based also upon amounts borrowed. At May 10, 2005, there was $16 million outstanding under the facility. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the credit facility. The restated Credit Agreement contains a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. As of March 31, 2005 we were in compliance with all of our debt covenants.

        In December 2004, we sold $150.0 million in aggregate principal amount of the 8.75% senior notes due in 2011 in a private placement. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to file and to use our reasonable best efforts to cause to be declared effective by the SEC a registration statement with respect to the exchange of the old notes for the new notes. We did so and our Registration Statement on Form S-4; became effective on April 20, 2005. The exchange offer commenced on April 25, 2005 and is scheduled to expire on May 27, 2005. We will not receive any proceeds from the exchange offer which we made to fulfill our obligations under the registration rights agreement. Pursuant to the exchange offer, we will issue the new notes in exchange for outstanding notes. The terms of the new notes are identical in all material respects to those of the old notes, except that the new notes (i) have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the old notes and (ii) will not have registration rights or provide for any additional interest related to the obligation to register Old notes that are not tendered in the exchange offer will remain outstanding and will continue to accrue interest but will not retain any rights under the registration rights agreement.

        To date, we have financed our 2005 capital expenditures with a portion of the proceeds of the offering of our notes sold in December of 2004, cash on hand and short-term borrowings under our bank credit facility. We anticipate funding the remainder of our capital program and meeting our other needs for liquidity primarily with cash flow from operations and from cash on hand. Our bank credit facility has undrawn funds availability of $24 million but we do not currently expect to use those funds to finance our capital expenditures except with respect to short term working capital needs. As of May 10, 2005, $16 million of indebtedness was outstanding under the credit facility, substantially all of which related to short-term financing for the Marquez Energy acquisition. We also received proceeds of approximately $45 million upon the sale of the Big Mineral Creek property. However, we have placed those proceeds in escrow pending their potential use for the acquisition of other oil and gas properties in connection with a like-kind exchange under Section 1031 of the Internal Revenue Code. As a result, other than for certain new acquisitions we do not expect those proceeds to be available to fund our planned capital expenditures in 2005. To the extent we do not complete a tax free exchange, the escrow funds would be available for general corporate purposes and we would incur income tax obligations applicable to the gain on sale.

        If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or fund a larger than expected portion of the expenditures using borrowings under the Credit Agreement. We may also make acquisitions that will require additional capital resources. We may seek such additional capital through a combination of funding sources that may include traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales and offerings of debt and equity securities and other sources. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Forward-Looking Statements

        Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "predicts," "anticipates," "believes," "estimates," "goal," "should," "could," "assume," and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed in our Registration Statement on Form S-4 filed on April 20, 2004 could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Registration Statement on Form S-4 filed on April 20, 2004 are incorporated herein by reference.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. To the extent we borrow amounts under our credit agreement, we are subject to interest rate risk because such amounts bear interest at variable rates. At May 10, 2005, $16 million of indebtedness was outstanding under the credit agreement.

        Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for 69% of our oil production and 19% of our natural gas production during the quarter ended March 31, 2005.

        As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the

Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at March 31, 2005 for production:
April 1–December 31, 2005	9,471	$37.73	5,471	$47.17
January 1–December 31, 2006	7,000	$40.80	5,000	$50.70
January 1–December 31, 2007	3,000	$40.00	3,000	$66.37

        As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at March 31, 2005 for production:
April 1–December 31, 2005	14,000	$6.09	4,000	$6.77
January 1–December 31, 2006	12,000	$6.10	6,000	$7.87
January 1–December 31, 2007	6,000	$6.00	6,000	$8.40

        Our portfolio of commodity derivative transactions as of March 31, 2005 is summarized below:

Crude Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	4,471	$38.00–$47.10	Jan 1, 05–Dec 31, 05
Collar	NYMEX	1,000	$38.00–$47.50	Jan 1, 05–Dec 31, 05
Put	NYMEX	2,000	$36.00 Floor	Jan 1, 05–Dec 31, 05
Put	NYMEX	2,000	$38.70 Floor	Jan 1, 05–Dec 31, 05
Swap	NYMEX	1,000	$42.70 Fixed	Jan 1, 06–Dec 31, 06
Collar	NYMEX	2,000	$40.00–$51.00	Jan 1, 06–Dec 31, 06
Collar	NYMEX	1,000	$40.00–$51.05	Jan 1, 06–Dec 31, 06
Collar	NYMEX	1,000	$40.00–$57.75	Jan 1, 06–Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1, 06–Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1, 06–Dec 31, 06
Collar	NYMEX	2,000	$40.00–$65.80	Jan 1, 07–Dec 31, 07
Collar	NYMEX	1,000	$40.00–$67.50	Jan 1, 07–Dec 31, 07

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Physical Sale	SoCal	2,000	$4.47 Floor(1)	Oct 1, 04–Sep 30, 05
Put	NYMEX	5,000	$5.80 Floor	Jan 1, 05–Dec 31, 05
Basis Swap	PG&E Citygate	5,000	$(0.150)(2)	Jan 1, 05–Dec 31, 05
Put	PG&E Citygate	5,000	$6.00 Floor	Jan 1, 05–Dec 31, 05
Swap	PG&E Citygate	4,000	$6.765 Fixed	Apr 1, 05–Dec 31, 05
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1, 06–Dec 31, 06
Collar	NYMEX	4,000	$6.00–$8.50	Jan 1, 06–Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035)(3)	Jan 1, 06–Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1, 06–Dec 31, 06
Collar	NYMEX	6,000	$6.00–$8.40	Jan 1, 07–Dec 31, 07

(1)
The price of this contract is the monthly NGI SoCal Border Index less $0.10 per MMBtu, with a floor of $4.47.

(2)
This basis swap locks the $5.80 NYMEX put into a $5.65 floor with a PG&E Citygate location for 2005.

(3)
This basis swap locks the $6.71 NYMEX swap into a $6.675 PG&E Citygate location swap and the $6.00-$8.50 collar into a $5.965-$8.465 collar with a PG&E Citygate location for 2006.

        Since March 31, 2005 and through May 10, 2005 we have entered into additional commodity price hedging contracts as set forth in the following table:

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Collar	PG&E Citygate	3,000	$7.00–$9.45	Jan 1, 06–Dec 31, 06

        For information regarding the effect of our commodity derivative transactions on our financial statements see Note 4 to our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Timothy Marquez, our chief executive officer, and David Christofferson, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on the evaluation, they believe that:

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 7 to our interim condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Timothy Marquez.
10.2	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson.
10.3	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Greg Schrage.
10.4	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson.
10.5	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson.
10.6	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and William Schneider.
10.7	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson.
10.8	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Greg Schrage.
10.9	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson.
10.10	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b.
  Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005 and through May  13, 2005:

        On April 4, 2005, we filed a report on Form 8-K dated April 4, 2005 announcing the closing of the sale of our property in Big Mineral Creek, Texas.

        On May  9, 2005, we filed a report on Form 8-K dated May  4, 2005 announcing that we entered into employment agreements with the following officers of the company: (i) Timothy Marquez, Chief Executive Officer, (ii) David Christofferson, Chief Financial Officer, (iii) Greg Schrage, Vice President, Northern Assets, (iv) Roger Hamson, Vice President, Southern Assets and (v) Terry Anderson, General Counsel.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2005	VENOCO, INC.
	By:	/s/ TIMOTHY M. MARQUEZ
Name:	Timothy M. Marquez
Title:	Chairman and Chief Executive Officer
By:	/s/ DAVID B. CHRISTOFFERSON
Name:	David B. Christofferson
Title:	Chief Financial Officer