Form 10-Q
period 2005-06-30
Venoco, Inc.
filed 2005-08-15
CIK 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123711

Venoco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0323555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
370 17th Street, Suite 2950 Denver, Colorado	80202-1370
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 626-8300

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

As of June 30, 2005, there were 4,359 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2005
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3
	Condensed Consolidated Income Statements for the Three and Six Months Ended June 30, 2005 (Successor), and the Three and Six Months Ended June 30, 2004 (Predecessor),	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (Successor) and the Six Months Ended June 30, 2004 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,661	$54,715
Accounts receivable	27,197	17,755
Inventories	1,135	1,079
Income tax receivable	—	3,906
Commodity derivatives	844	5,300
Notes receivable—officer	—	1,420
Prepaid expenses and other current assets	4,781	3,640
Total current assets	39,618	87,815
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	44,619	—
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $1,673 and $3,317 were excluded from amortization at June 30, 2005 and December 31, 2004, respectively)	202,707	214,842
Drilling equipment	7,687	7,594
Other property and equipment	26,524	25,857
Total property, plant and equipment	236,918	248,293
Less accumulated depletion, depreciation, amortization and impairment	59,223	49,730
Net property, plant and equipment	177,695	198,563
OTHER ASSETS:
Commodity derivatives	4,918	4,855
Deferred loan costs	6,174	6,596
Other	1,409	1,053
Total other assets	12,501	12,504
	$274,433	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,956	$19,385
Undistributed revenue payable	7,902	4,774
Income taxes payable	5,332	—
Current maturities of long-term debt	123	127
Commodity derivatives	20,665	1,520
Minority interest purchase accrued	70	5,316
Total current liabilities	56,048	31,122
LONG-TERM DEBT	173,938	163,542
DEFERRED INCOME TAXES	15,510	32,208
ASSET RETIREMENT OBLIGATIONS	23,715	23,184
COMMODITY DERIVATIVES	15,568	—
Total liabilities	284,779	250,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (10,000 shares authorized; 4,359 shares issued and outstanding at June 30, 2005 and December 31, 2004)	—	—
Additional paid-in capital	17,883	31,576
Retained earnings (accumulated deficit)	(17,669)	15,327
Accumulated other comprehensive income (loss)	(10,560)	1,923
Total stockholders’ equity (deficit)	(10,346)	48,826
	$274,433	$298,882

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUES:
Oil and natural gas sales	$45,352	$32,092	$87,390	$62,917
Commodity derivative losses (realized)	(3,037)	(3,754)	(6,049)	(6,108)
Commodity derivative losses (unrealized)	(2,957)	(433)	(29,105)	(841)
Other	843	748	1,570	1,417
Total revenues	40,201	28,653	53,806	57,385
EXPENSES:
Oil and natural gas production	12,352	11,484	24,282	22,715
Transportation expense	367	297	695	675
Depletion, depreciation, amortization and impairment	3,840	3,360	9,493	7,381
Accretion of abandonment liability	576	360	1,018	720
General and administrative, net of amounts capitalized	4,583	3,305	7,699	5,740
Amortization of deferred loan costs	676	61	1,021	130
Interest, net	3,323	305	6,820	633
Total expenses	25,717	19,172	51,028	37,994
Income (loss) before income taxes	14,484	9,481	2,778	19,391
Income tax provision (benefit)	5,704	3,953	774	8,084
Net income (loss)	8,780	5,528	2,004	11,307
Preferred stock dividends	—	(2,116)	—	(4,232)
Net income (loss) applicable to common equity	$8,780	$3,412	$2,004	$7,075

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,004	$11,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	9,493	7,381
Accretion of abandonment liability	1,018	720
Deferred income taxes	(5,945)	2,366
Amortization of deferred loan costs and bond discount	1,106	103
Gain on sale of property and equipment	—	(84)
Change in other liabilities	—	(352)
Change in operating assets and liabilities	1,108	(3,405)
Net premiums paid on derivative contracts	(10,715)	—
Changes in unrealized commodity derivatives	29,105	841
Net cash provided by operating activities	27,174	18,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(30,659)	(3,902)
Acquisition of Marquez Energy, LLC	(14,628)	—
Proceeds from sale of oil and gas properties	44,619	1,526
Increase in cash restricted for investment in property	(44,619)	—
Notes receivable—officers and employees	1,390	1,406
Other	(1,102)	133
Net cash (used in) provided by investing activities	(44,999)	(837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,000	—
Principal payments on long-term debt	(12,677)	(13,167)
Distribution payments to Marquez Energy member	(707)	—
Payments of dividends to shareholder	(35,000)	—
Purchase of minority interest shares	(5,246)	—
Increase in deferred loan costs	(599)	(15)
Net cash used in financing activities	(31,229)	(13,182)
Net (decrease) increase in cash and cash equivalents	(49,054)	4,858
Cash and cash equivalents, beginning of period	54,715	8,417
Cash and cash equivalents, end of period	5,661	13,275
Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$6,979	$1,066
Income taxes	$—	$4,700

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1.   BASIS OF PRESENTATION

Interim Financial Statements—The accompanying condensed consolidated financial statements of Venoco Inc. for the three and six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read in conjunction with our audited 2004 financial statements contained in our Registration Statement on Form S-4/1A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005. The results for interim periods are not necessarily indicative of annual results.

New Company Basis—During 2004, the Company’s CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (2,468 common shares) of the Company from two of the Company’s former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. This merger had the effect of giving Mr. Marquez the remaining 6% of the Company’s common stock.

As a result of Mr. Marquez obtaining control of over 95% of the common stock of the Company on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be “pushed-down”, meaning the post-transaction condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows of the Company reflect a new basis of accounting (“successor basis”). The pre-transaction condensed consolidated statements of operations and cash flows are presented on the historical basis (“predecessor basis”).

Common Control Merger—On March 21, 2005 the Company completed the acquisition of Marquez Energy, LLC, a Colorado limited liability company (“Marquez Energy”) majority-owned and controlled by Timothy Marquez, the Company’s CEO and sole shareholder. Due to the common control aspects of the transaction, the financial statements of Marquez Energy have been combined with the consolidated financial statements of the Company and its subsidiaries in a manner similar to a pooling-of-interests, since the date that common control was achieved. Therefore, the Company’s financial statements since July 12, 2004 were restated to include Marquez Energy’s financial results.

2.   ACQUISITION OF PROPERTIES

On March 21, 2005, the Company completed the acquisition of Marquez Energy. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004, based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The purchase price for the membership interests in Marquez Energy was $16.6 million. The purchase price was based on the member’s equity on Marquez Energy’s unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price, including debt assumption, of $25 million. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay the existing debt. Because this entity was owned by the Company’s CEO and sole shareholder, the assets and liabilities on a net basis were recorded at their historical cost. The amount of the purchase price in excess of the historical cost has been charged directly against equity.

3.   SALES OF PROPERTIES

In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field (“BMC”), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. As of December 31, 2004 the field had proved reserves of approximately 3.4 MMBOE, according to a report by NSAI.

In order to facilitate a possible like-kind exchange of the Company’s BMC property under Section 1031 of the Internal Revenue Code, the proceeds of the sale were deposited with a qualified intermediary. In addition, the equity interests in Marquez Energy are currently being held by an independent entity acting on behalf of the Company to allow a portion of the Marquez Energy properties to be potentially used as replacement properties to the BMC property. The Company has and will at all times continue to maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give the Company the option of effecting a like-kind exchange of the BMC property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the BMC property. We have identified and are pursuing acquisition opportunities which qualify as replacement properties. The Company has not recorded a gain on the sale of the BMC property, but has applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and has recorded the cash received in the account “Cash Restricted for Investment in Oil and Natural Gas Properties” on the condensed consolidated balance sheet at June 30, 2005. In the event the Company does not acquire qualified replacement properties prior to September 27, 2005 it will not be able to utilize the like kind exchange provisions of Section 1031, in which case it may incur an income tax liability on the gain on the sale of the BMC property of up to approximately $15.2 million, and the $44.6 million sales proceeds currently held in the account “Cash Restricted for Investment in Oil and Natural Gas Properties” would be transferred to the cash account and be available for capital expenditures, the acquisition of long-term assets, and, subject to certain limitations pursuant to the covenants of its senior notes, for general corporate purposes.

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

4.   HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of the Company’s hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

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

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of the effective portion of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to the income statement as a component of commodity derivative income (loss) when the hedged transaction occurs. Changes in the fair value of derivatives which do not qualify as a hedge or are not designated as a hedge, as well as the ineffective portion of hedge derivatives, are recorded in commodity derivative income (loss) on the income statement. The Company determines hedge ineffectiveness based on changes during the period in the price differentials between the index price of the derivative contracts (which uses a New York Mercantile Exchange (“NYMEX”) index in the case of oil hedges, and NYMEX and PG&E Citygate in the case of natural gas hedges) and the contract price for the point of sale for the cash flow that is being hedged. Hedge ineffectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. Ineffectiveness is recorded in earnings to the extent the cumulative changes in fair value of the actual derivative exceed the cumulative changes in fair value of the hypothetical derivative.

The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Realized commodity derivative losses	$3,037	$3,754	$6,049	$6,108
Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	5,340	(190)	28,436	218
Ineffective portion of derivatives qualifying for hedge accounting	(2,936)	623	(437)	623
Amortized portion of premiums paid on derivative contracts	553	—	1,106	—
Unrealized commodity derivative losses	2,957	433	29,105	841
Total realized and unrealized commodity derivative losses	$5,994	$4,187	$35,154	$6,949

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to June 30, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period (in thousands):

	June 30,	December 31,
	2005	2004
Derivative Assets:
Oil derivative contracts	$4,900	$6,775
Gas derivative contracts	862	3,380
Derivative Liabilities:
Oil derivative contracts	(33,530)	(1,383)
Gas derivative contracts	(2,703)	(137)
Net derivative asset (liability)	$(30,471)	$8,635

As of June 30, 2005, an unrealized derivative fair value loss of $17.5 million ($10.6 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on June 30, 2005 mark-to-market prices, the Company expects to reclassify as decreases to earnings $9.7 million ($5.8 million after tax) from accumulated other comprehensive loss during the next twelve months. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil Agreements—As of June 30, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at June 30, 2005 for production:
July 1 – December 31, 2005	9,471	$37.73	5,471	$47.17
January 1 – December 31, 2006	7,000	$40.80	5,000	$50.70
January 1 – December 31, 2007	4,313	$43.96	4,313	$68.99
January 1 – December 31, 2008	2,947	$52.00	2,947	$75.00
January 1 – June 30, 2009	2,170	$50.00	2,170	$75.00

Natural Gas Agreements—As of June 30, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at June 30, 2005 for production:
July 1 – December 31, 2005	14,000	$6.09	4,000	$6.77
January 1 – December 31, 2006	15,000	$6.28	9,000	$8.40
January 1 – December 31, 2007	6,000	$6.00	6,000	$8.40

As of June 30, 2005 the Company has entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas it is not considered a derivative because it has been designated as a normal sale, the transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at a floor price of $4.85 per MCF for the period July 1, 2005 to September 30, 2006.

5.   LONG-TERM DEBT

Our long term debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004
8.75% senior notes due December 15, 2011	$149,112	$149,043
Revolving Credit Facility due November 4, 2007	15,000	—
Revolving Credit Facility due August 31, 2006	—	4,684
5.79% Mortgage on office building due January 1, 2015	9,949	9,942
Total long-term debt	174,061	163,669
Less: current portion of long-term debt	(123)	(127)
Long-term debt, net of current portion	$173,938	$163,542

On December 20, 2004, the Company sold $150 million in 8.75% senior notes (“the notes”). The notes were issued at 99.362% of par to yield 8.80% to maturity due December 2011. Interest on the notes is due each June 15 and December 15 beginning June 15, 2005. The notes are senior unsecured obligations and contain covenants that, among other things, limit the Company’s ability to make investments, incur additional debt or issue preferred stock, create liens and sell assets.

Proceeds from the sale of the notes were used to repay existing borrowings of $98.7 million against the Company’s $102 million Senior Secured Facility (“the Senior Facility”) obtained in November 2004. The Company also obtained in December 2004 an amended and restated revolving credit agreement with an initial borrowing base of $50 million and no associated term loan facility (“restated Credit Agreement”). The borrowing base under the restated Credit Agreement was reduced to $40 million on March 31, 2005 due to the sale of BMC. The restated Credit Agreement contains a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. At June 30, 2005, there were $15 million of borrowings against the restated Credit Agreement. At June 30, 2005, the average interest rate on the revolving loans was 5.63 percent. As of June 30, 2005, the Company was in compliance with all of its financial covenants.

At December 31, 2004, Marquez Energy, now consolidated with the Company had a $5.0 million revolving credit facility with the Bank of Oklahoma. Interest accrued at the JP Morgan Chase Bank prime rate plus 1 percent. The agreement was collateralized by the Company’s oil and gas properties and was guaranteed by the Company’s principal shareholder and president. The credit agreement also contained certain net worth, leverage and ratio requirements and limited the payment of distributions. At December 31, 2004, the Company had approximately $4.7 million of outstanding borrowings under this credit facility. The Company repaid the outstanding borrowings on March 21, 2005 of $3.2 million on the credit facility.

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

6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income (“OCI”). The following table reflects comprehensive income for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income	$8,780	$5,528	$2,004	$11,307
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	—	264	161	615
Changes in fair value of outstanding hedging positions	(997)	(233)	(12,644)	(2,055)
Other comprehensive loss	(997)	31	(12,483)	(1,440)
Comprehensive income (loss)	$7,783	$5,559	$(10,479)	$9,867

7.   LITIGATION

Beverly Hills Litigation

Six lawsuits have been filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who are citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claim to be suffering from various forms of cancer or some other illnesses, fear they may suffer from such maladies in the future, or are related in some manner to persons who have suffered from cancer or other illnesses. Plaintiffs allege that exposure to substances in the air, soil and water which derive from either oil field or other operations in the area are the cause of the cancers and other maladies. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. All cases have been consolidated before one judge. The judge has ordered that all of the cases be stayed except for an initial trial group consisting of twelve “representative” plaintiffs. Discovery relating to the initial trial group is ongoing, with a trial set for March 2006. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. The Company also has defense and indemnity obligations to certain other defendants in the actions. The Company cannot predict the cost of defense and indemnity obligations, if any, at the present time.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined to not be applicable, their impact on the Company’s results of operations, financial position and/or liquidity could be material.

Litigation by former directors and former preferred stockholders

In December 2004, a lawsuit was filed against the Company by two of its former directors and the former preferred shareholders. The claim is for indemnification of attorneys’ fees and expenses incurred in defending the former directors in litigation filed by the former CEO in connection with the termination of his employment from Venoco. Fees incurred in the defense total approximately $1,000,000. On July 28, 2005 the Company entered into a settlement agreement with the former directors and the former preferred shareholder and settled the litigation for amounts which did not differ materially from the amount previously accrued.

Former Chief Operating Officer (COO) Litigation

In December 2004, a former COO of the Company filed a lawsuit against the Company and its CEO in Santa Barbara County Superior Court, claiming that the Company breached his employment agreement and wrongfully failed to pay him wages due, primarily in connection with stock bonuses. The Company believes that he was entitled to approximately 45,000 shares (approximately 7,000 of which were previously issued) and that the Company has the right to repurchase those shares at net book value as of January 1, 2004 ($.53/share). The former COO is alleging that he is entitled to a cash bonus of approximately $24,000 plus interest and approximately 68,700 shares in total. The Company believes that the plaintiff’s contentions are without merit. In August 2005, the Company and the former COO agreed to settle the lawsuit for amounts accrued as of June 30, 2005 in the financial statements. The Company expects that the lawsuits will be dismissed.

8.   SHAREHOLDERS’ EQUITY

On June 1, 2004 an agreement was reached between certain shareholders of the Company that ultimately resulted in the acquisition of 53.5% of the outstanding common shares in the Company in a transaction that closed on July 12, 2004. The terms of the transaction were contained in a private agreement among Timothy Marquez and the selling shareholders (the “securities purchase agreement”). On June 2, 2004 Timothy Marquez was elected Chairman of the Board and CEO of the Company and the selling shareholders resigned from the Board of Directors.

On January 3, 2005, a dividend of $35 million was paid to a trust controlled by the Company’s sole shareholder and CEO from the proceeds of the senior notes.

All common and preferred share amounts in the accompanying financial statements have been adjusted for the one thousand-for-one reverse stock split affected on February 10, 2005.

9.   ASSET RETIREMENT OBLIGATIONS

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations as of January 1, 2003. Under SFAS No. 143, liabilities are accreted to their present value each period and the capitalized asset retirement costs are depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cashflows are recognized as an increase or decrease in the asset retirement obligation (“ARO”) and the related capitalized asset retirement costs.

The Company’s asset retirement obligations represent expected future costs associated with site reclamation, facilities dismantlement, and plugging and abandonment of wells. The following is a summary of the asset retirement obligation activity (in thousands):

	2005	2004
	(Successor)	(Predecessor)
Balance of ARO as of January 1,	$23,390	$19,248
Revisions in estimated cashflows	—	—
Liabilities incurred during the six months ended June 30,	53	—
Liabilities settled during the six months ended June 30,	(547)	(30)
Accretion expense	1,018	720
Balance of ARO as of June 30,	$23,914	$19,938

Of the liability for asset retirement obligations balance at June 30, 2005, $0.2 million is classified as current and included in accrued liabilities in the accompanying consolidated balance sheet. The balance of ARO as of June 30, 2005 represents our estimate of the present value of our aggregate asset retirement obligations as of that date. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued SFAS No.123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) were originally required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows registrants to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards and the impact the recognition of compensation expense related to such awards will have on our financial statements.

11.   GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the senior notes (the “Guarantees”). On March 31, 2005 Marquez Energy became a Guarantor of the notes. Each Guarantee is a general unsecured obligation of the Guarantor, senior in right of payment to all existing and future subordinated indebtedness of that Guarantor, pari passu in right of payment with any existing and future senior unsecured indebtedness of that Guarantor and effectively junior in right of payment to that Guarantor’s existing and future secured indebtedness, including its guarantee of indebtedness under the senior secured credit facility, to the extent of the value of the collateral securing that facility. All Guarantors are 100% owned by the Company.

The following are condensed consolidating statements of operations for the Company for the three and six months ended June 30, 2005 and 2004 and condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004; and condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$43,692	$1,660	$—	$—	$45,352
Commodity derivative losses (realized)	(3,037)	—	—	—	(3,037)
Commodity derivative losses (unrealized)	(2,957)	—	—	—	(2,957)
Other	903	4	1,695	(1,759)	843
Total revenues	38,601	1,664	1,695	(1,759)	40,201
EXPENSES:
Oil and natural gas production	11,837	251	264	—	12,352
Transportation expense	1,822	(124)	—	(1,331)	367
Depletion, depreciation, amortization and impairment	3,759	21	81	(21)	3,840
Accretion of abandonment liability	545	25	6	—	576
General and administrative, net of amounts capitalized	4,701	154	156	(428)	4,583
Amortization of deferred loan costs	676	—	—	—	676
Interest, net	3,625	—	(302)	—	3,323
Total expenses	26,965	327	205	(1,780)	25,717
Equity in subsidiary income	5,714	2,386	—	(8,100)	—
Income (loss) before income taxes	17,350	3,723	1,490	(8,079)	14,484
Income tax provision (benefit)	5,756	(2,660)	254	2,354	5,704
Net income (loss)	$11,594	$6,383	$1,236	$(10,433)	$8,780

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$29,866	$2,226	$—	$—	$32,092
Commodity derivative losses (realized)	(3,754)	—	—	—	(3,754)
Commodity derivative losses (unrealized)	(433)	—	—	—	(433)
Other	840	15	1,784	(1,891)	748
Total revenues	26,519	2,241	1,784	(1,891)	28,653
EXPENSES:
Oil and natural gas production	10,605	530	349	—	11,484
Transportation expense	2,122	—	—	(1,825)	297
Depletion, depreciation, amortization and impairment	3,178	182	21	(21)	3,360
Accretion of abandonment liability	337	17	6	—	360
General and administrative, net of amounts capitalized	3,112	193	66	(66)	3,305
Amortization of deferred loan costs	61	—	—	—	61
Interest, net	651	—	(346)	—	305
Total expenses	20,066	922	96	(1,912)	19,172
Equity in subsidiary income	965	521	—	(1,486)	—
Income (loss) before income taxes	7,418	1,840	1,688	(1,465)	9,481
Income tax provision (benefit)	3,093	767	704	(611)	3,953
Net income (loss)	$4,325	$1,073	$984	$(854)	$5,528

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$81,764	$5,626	$—	$—	$87,390
Commodity derivative losses (realized)	(6,049)	—	—	—	(6,049)
Commodity derivative losses (unrealized)	(29,105)	—	—	—	(29,105)
Other	1,684	21,678	3,742	(25,534)	1,570
Total revenues	48,294	27,304	3,742	(25,534)	53,806
EXPENSES:
Oil and natural gas production	22,400	1,215	667	—	24,282
Transportation expense	3,796	(103)	—	(2,998)	695
Depletion, depreciation, amortization and impairment	9,060	319	156	(42)	9,493
Accretion of abandonment liability	949	58	11	—	1,018
General and administrative, net of amounts capitalized	7,804	747	287	(1,139)	7,699
Amortization of deferred loan costs	1,017	4	—	—	1,021
Interest, net	7,355	48	(583)	—	6,820
Total expenses	52,381	2,288	538	(4,179)	51,028
Equity in subsidiary income	15,339	16,088	—	(31,427)	—
Income (loss) before income taxes	11,252	41,104	3,204	(52,782)	2,778
Income tax provision (benefit)	3,237	11,949	932	(15,344)	774
Net income (loss)	$8,015	$29,155	$2,272	$(37,438)	$2,004

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$58,833	$4,084	$—	$—	$62,917
Commodity derivative losses (realized)	(6,108)	—	—	—	(6,108)
Commodity derivative losses (unrealized)	(841)	—	—	—	(841)
Other	1,436	30	3,427	(3,476)	1,417
Total revenues	53,320	4,114	3,427	(3,476)	57,385
EXPENSES:
Oil and natural gas production	21,081	1,041	593	—	22,715
Transportation expense	4,019	—	—	(3,344)	675
Depletion, depreciation, amortization and impairment	6,917	373	132	(41)	7,381
Accretion of abandonment liability	674	35	11	—	720
General and administrative, net of amounts capitalized	5,390	340	142	(132)	5,740
Amortization of deferred loan costs	130	—	—	—	130
Interest, net	1,294	—	(661)	—	633
Total expenses	39,505	1,789	217	(3,517)	37,994
Equity in subsidiary income	2,819	979	—	(3,798)	—
Income (loss) before income taxes	16,634	3,304	3,210	(3,757)	19,391
Income tax provision (benefit)	6,935	1,377	1,338	(1,566)	8,084
Net income (loss)	$9,699	$1,927	$1,872	$(2,191)	$11,307

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AT JUNE 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,458	$1,945	$258	$—	$5,661
Accounts receivable	26,364	1,224	162	(553)	27,197
Inventories	1,135	—	—	—	1,135
Commodity derivatives	844	—	—	—	844
Prepaid expenses and other current assets	4,063	277	441	—	4,781
TOTAL CURRENT ASSETS	35,864	3,446	861	(553)	39,618
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	—	44,619	—	—	44,619
PROPERTY, PLANT & EQUIPMENT, NET	170,698	13,326	15,012	(21,341)	177,695
COMMODITY DERIVATIVES	4,918	—	—	—	4,918
INVESTMENTS IN AFFILIATES	76,473	32,849	—	(109,322)	—
OTHER	7,537	46	—	—	7,583
TOTAL ASSETS	$295,490	$94,286	$15,873	$(131,216)	$274,433
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,902	$811	$63	$(820)	$21,956
Undistributed revenue payable	7,084	818	—	—	7,902
Income taxes payable	5,332	—	—	—	5,332
Current maturities of long-term debt	—	—	123	—	123
Commodity derivatives	20,665	—	—	—	20,665
Minority interest purchase	70	—	—	—	70
TOTAL CURRENT LIABILITIES	55,053	1,629	186	(820)	56,048
LONG-TERM DEBT	164,111	—	9,827	—	173,938
DEFERRED INCOME TAXES	15,510	—	—	—	15,510
ASSET RETIREMENT OBLIGATIONS	21,759	1,522	434	—	23,715
INTERCOMPANY PAYABLES (RECEIVABLES)	34,190	(17,978)	(16,535)	323	—
COMMODITY DERIVATES	15,568	—	—	—	15,568
TOTAL LIABILITIES	306,191	(14,827)	(6,088)	(497)	284,779
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,701)	109,113	21,961	(130,719)	(19,346)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$295,490	$94,286	$15,873	$(131,216)	$274,433

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2004
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,075	$1,590	$50	$—	$54,715
Accounts receivable	16,306	904	545	—	17,755
Inventories	1,079	—	—	—	1,079
Commodity derivatives	5,300	—	—	—	5,300
Notes receivable—officer	—	1,420	—	—	1,420
Prepaid expenses and other current assets	7,249	110	187	—	7,546
TOTAL CURRENT ASSETS	83,009	4,024	782	—	87,815
PROPERTY, PLANT & EQUIPMENT, NET	151,092	32,166	15,155	150	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES	41,293	16,761	—	(58,054)	—
OTHER	7,613	36	—	—	7,649
TOTAL ASSETS	$287,862	$52,987	$15,937	$(57,904)	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,326	$712	$347	$—	$19,385
Undistributed revenue payable	4,053	721	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Minority interest purchase	5,316	—	—	—	5,316
TOTAL CURRENT LIABILITIES	29,215	1,433	474	—	31,122
LONG-TERM DEBT	149,043	4,684	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	20,750	2,012	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	30,513	(16,982)	(13,531)	—	—
TOTAL LIABILITIES	261,729	(8,853)	(2,820)	—	250,056
TOTAL STOCKHOLDERS’ EQUITY	26,133	61,840	18,757	(57,904)	48,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$287,862	$52,987	$15,937	$(57,904)	$298,882

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$18,014	$5,955	$3,205	$—	$27,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(30,019)	(640)	—	—	(30,659)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Proceeds from sale of oil and gas properties	—	44,619	—	—	44,619
Increase in cash restricted for investment in property	—	(44,619)	—	—	(44,619)
Notes receivable—officers and employees	(30)	1,420	—	—	1,390
Other	(1,087)	(15)	—	—	(1,102)
Net cash (used in) provided by investing activities	(45,764)	765	—	—	(44,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	3,978	(974)	(3,004)	—	—
Proceeds from long-term debt	23,000	—	—	—	23,000
Principal payments on long-term debt	(8,000)	(4,684)	7	—	(12,677)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Purchase of minority interest shares	(5,246)	—	—	—	(5,246)
Increase in deferred loan costs	(599)	—	—	—	(599)
Net cash used in financing activities	(21,867)	(6,365)	(2,997)	—	(31,229)
Net (decrease) increase in cash and cash equivalents	(49,617)	355	208	—	(49,054)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715
Cash and cash equivalents, end of period	$3,458	$1,945	$258	$—	$5,661

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$13,794	$2,607	$2,476	$—	$18,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(3,568)	(150)	(184)	—	(3,902)
Proceeds from sale of oil and gas properties	1,526	—	—	—	1,526
Notes receivable—officers and employees	1,406	—	—	—	1,406
Other	(95)	—	228	—	133
Net cash (used in) provided by investing activities	(731)	(150)	44	—	(837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,022	(2,457)	(2,565)	—	—
Principal payments on long-term debt	(13,167)	—	—	—	(13,167)
Increase in deferred loan costs	(15)	—	—	—	(15)
Net cash used in financing activities	(8,160)	(2,457)	(2,565)	—	(13,182)
Net (decrease) increase in cash and cash equivalents	4,903	—	(45)	—	4,858
Cash and cash equivalents, beginning of period	8,372	—	45	—	8,417
Cash and cash equivalents, end of period	13,275	—	—	—	13,275

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in our Registration Statement on Form S-4 1A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005, as well as with the financial statements and related notes and the other information appearing elsewhere in this quarterly report. As used in this quarterly report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Venoco, Inc. and its subsidiaries collectively.

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

We have benefited from strong oil and natural gas prices over the past two years and from increases in oil and natural gas production. First and second quarter 2005 oil and natural gas production volumes are up over the comparable periods in 2004. The trends of both increasing production and increasing prices have led to increased oil and natural gas sales in 2005 compared to 2004. Second quarter 2005 production volumes of 11,513 barrels of oil equivalent per day (“BOE/D”) were however down 10% as compared with first quarter 2005 volumes of 12,857 BOE/D. This reduction was primarily due to the sale of our interest in the Big Mineral Creek Field on March 31, 2005. The Big Mineral Creek field contributed 547 BOE/D to our production in the first quarter. We also encountered downhole mechanical problems during a routine workover on the 3242-18 well in the South Ellwood Field, which caused the well’s average net production to drop approximately 970 net BOE/D during the quarter. Since that time we have reworked and tested the well at rates sufficient to restore 40 to 50% of the lost production. We are conducting further tests and analysis to determine if we can re-establish the full production rates prior to the workover. The well is expected to return to production in the third quarter of 2005. We expect that capital projects currently underway will allow the Company to achieve further increases in production by the fourth quarter of 2005. Such increases will result in reductions in our operating costs and general and administrative costs on a per barrel of oil equivalent (“BOE”) basis.

Since our June 2004 management changes we have increased our production from 10,183 barrels of oil equivalent per day (“BOE/d”) in the second quarter of 2004 to 11,513 BOE/D in the second quarter of 2005. We expect to average over 12,000 BOE/D in 2005 from our existing portfolio of properties. While we continue to aggressively pursue additional acquisition opportunities, we believe we are positioned to continue to increase our production and proven reserves for the next several years through the continued development and exploitation of our currently owned project inventory.

After the change in our management that took place in June 2004, we increased our exploitation and development activities in a manner consistent with the strategy we pursued from inception through mid-2002. From June through December 2004, we reworked or recompleted 30 wells, drilled five new wells and installed an electric submersible pump on a well in the South Ellwood field. During the first quarter of 2005 we drilled seven new wells to total depth and we reworked or recompleted eighteen additional wells. In the second quarter of 2005 we drilled four new wells to total depth and we reworked or recompleted ten additional wells. The totals include two significant offshore rework projects commenced in the quarter which will not return to production until the third quarter, including the previously discussed 3242-18 well. The increased production volumes in 2005 have combined with increased product prices to result in continuing improvement in our financial performance. Total revenues for second quarter 2005 were

$40.2 million, and included the effect of both $3.0 million of realized and $3.0 million of unrealized commodity derivative losses in the quarter. The unrealized commodity derivative losses are recognized pursuant to FAS 133. Net income for the quarter was $8.8 million.

While we remain optimistic about future commodity pricing, we have continued with our strategy of layering on hedges to minimize future financial volatility. We have added to our hedge positions with regard to our oil and natural gas production through June of 2009. See “—Qualitative and Quantitative Disclosures about Market Risk.” Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through June of 2009, while often allowing significant upside participation. Rising oil and natural gas prices have created substantial unrealized commodity derivative losses in both the first and second quarters of 2005 which have served to suppress earnings reported in the period. In the first quarter of 2005 these unrealized losses resulting from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions included in commodity derivative losses in the income statement totaled $26.1 million, and in the second quarter they totaled $3.0 million. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production.

Development, Acquisitions and Divestitures

In 2005, we established an aggregate capital expenditures budget which totaled approximately $103 million. Including our acquisition of Marquez Energy we have incurred $45.3 million in capital spending in the first six months of the year. In the first six months of 2005 we spent $22.7 million on drilling and rework activities, $6.5 million on facilities and $1.5 million on exploration. We also spent $14.6 million in the first half of 2005 for the acquisition of Marquez Energy including the payment of related debt. During the first six months of 2005, we drilled eleven new wells to total depth and recompleted twenty-eight additional wells.

Total exploitation and development projects executed in the first six months of 2005 include two offshore oil wells that were drilled to total depth, and three that were recompleted. Substantial expenditures were also incurred on projects which were not completed at June 30. Onshore, we drilled nine new wells in the Sacramento Basin to total depth in the first six months of 2005. Eight wells were completed as commercial wells and one was a dry hole. We also recompleted twenty-five wells in the Sacramento Basin in the quarter. As a result of the drilling and recompletion projects in the Sacramento Basin, we increased our net gas production 20% from December 2004 to June 2005, or approximately 1,980 MCF/D not including the additions to natural gas production attributable to the acquisition of Marquez Energy.

In the first quarter of 2005, we expanded our field work regarding the return to production of Platform Grace in the Santa Clara Unit. In March 2003, we granted an option to Crystal Energy LLC to lease or purchase platform Grace for use in accepting, vaporizing, transporting and selling liquid natural gas delivered to the platform by tanker. On April 18, 2005, Crystal Energy informed us that it intends to exercise the option to purchase the platform for $10 million. It is unclear at this time what effect, if any, the notice of purchase will have on the potential return of the platform to production. The purchase is contingent upon, among other things, the execution of a mutually acceptable purchase agreement and the receipt of regulatory approvals We expect to achieve a resolution of these issues this year.

On March 31, 2005, we completed the sale of our Big Mineral Creek field, located in Grayson County, Texas, to BlackWell Energy Group, LLC for $44.6 million, an amount that has been adjusted to give economic effect to the transaction as of February 1, 2005. As of December 31, 2004, the field had proved reserves of approximately 3.4 MMBOE, according to a report by Netherland Sewell and Associates, Inc. (“NSAI”), most of which was comprised of oil. Average net production at the field was approximately 547

BOE/d in the first quarter of 2005. On March 21, 2005, we completed our acquisition of Marquez Energy, LLC. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004 according to NSAI, substantially all of which consisted of natural gas. In order to facilitate a possible like-kind exchange of our Big Mineral Creek property under Section 1031 of the Internal Revenue Code, the equity interests in Marquez Energy are currently being held by an independent entity acting on our behalf. We have and will at all times maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give us the option of effecting a like-kind exchange of our Big Mineral Creek property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the Big Mineral Creek property. We are currently pursuing acquisition opportunities in this regard. In the event we do not acquire qualified replacement properties prior to September 27, 2005, we will not be able to utilize the like-kind exchange provisions of Section 1031, in which case we may incur an income tax liability on the gain on the sale of the BMC property of up to approximately $ 15.2 million. In that event the $44.6 million sales proceeds currently held in the account “Cash Restricted for Investment in Oil and Natural Gas Properties” would be transferred to the cash account and be available for capital expenditures, the acquisition of long-term assets, and, subject to certain limitations pursuant to the covenants of our senior notes, for general corporate purposes.

During 2004, our CEO, Tim Marquez, increased his ownership in our Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (2,468 common shares) of our Company from two of its former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. This merger had the effect of giving Mr. Marquez the remaining 6% of our Company’s common stock.

As a result of Mr. Marquez obtaining control of over 95% of the common stock of our Company on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be “pushed-down”, meaning the post-transaction condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows of our Company reflect a new basis of accounting (“successor basis”). The pre-transaction condensed consolidated statements of operations and cash flows are presented on the historical basis (“predecessor basis”).

By purchasing Marquez Energy, we acquired natural gas properties in the Sacramento Basin in California that we believe possess significant exploitation, development and exploration potential. Marquez Energy’s average net production in the first quarter of 2005 was approximately 500 BOE/d. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the first and second quarters of 2005 include Marquez Energy. For the same reason the acquisition was accounted for similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with Venoco’s financial results since July 12, 2004. Accordingly, only $3.6 million of the cost of the acquisition was booked as an increase in property, which was the historical basis of Marquez Energy’s equity, and the balance of $13.0 million was recorded as a reduction in equity. See Notes 1 and 2 to our interim condensed consolidated financial statements.

We expect to continue our program of aggressive drilling and rework activity on our existing projects through 2005 while continuing to actively pursue acquisition opportunities.

Oil and Gas Production and Prices

	Three Months Ended June 30,(1)			Six Months Ended June 30,(1)
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Production Volume
Natural Gas (Mcf/d)	1,846,322	1,217,032	52%	3,731,898	2,573,015	45%
Oil (Bbls/d)	739,993	723,799	2%	1,582,838	1,526,717	4%
BOE	1,047,713	926,638	13%	2,204,821	1,955,553	13%
Daily Average Production Volume
Natural Gas (Mcf/d)	20,289	13,374	52%	20,618	14,137	46%
Oil (Bbls/d)	8,132	7,954	2%	8,745	8,389	4%
BOE/d	11,513	10,183	13%	12,181	10,745	13%
Oil Price per Barrel Produced (in dollars)
Realized price before hedging loss	$41.10	$32.78	25%	$40.45	$31.55	28%
Realized hedging loss	(4.02)	(5.02)	(20)%	(3.77)	(3.63)	4%
Net realized	$37.08	$27.76	34%	$36.68	$27.92	31%
Natural Gas Price per Mcf (in dollars)
Realized price before hedging loss	$6.39	$5.75	11%	$6.22	$5.59	11%
Realized hedging loss	(.03)	(.10)	(70)%	(.02)	(.22)	(91)%
Net realized	$6.36	$5.65	13%	$6.20	$5.37	15%
Average Sales Price per BOE	$36.58	$29.91	22%	$36.37	$29.47	23%

(1)          Production in both the first and second quarters of 2005 includes Marquez Energy which was acquired in March of 2005. Inclusion in the first quarter is due to the application of requirements for reporting combined statements for companies under common control.

Bbl—Barrel

Mcf—Thousand cubic feet

BOE—Barrel of oil equivalent (computed on an energy equivalent basis of six MCF equals one Bbl)

Oil and gas production increased in both the second quarter and the first six months of 2005 over the comparable periods of 2004 primarily because of our resumed focus on project exploitation and development activities. Average daily production net to our Company’s interest increased from 10,183 BOE/D in the second quarter of 2004 to 11,513 BOE/D in the second quarter of 2005, and from 10,745 BOE/D in the first six months of 2004 to 12,181 BOE/D in the first six months of 2005.

We use price hedging arrangements to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through June 2009; see Note 4 to our interim condensed consolidated financial statements. During the second quarter of 2005, our realized net losses on hedging activities decreased oil revenue by $3.0 million, or $4.02 per Bbl. and gas revenue by $0.1 million, or $0.03 per Mcf. During the second quarter 2004, our realized net losses on hedging activities decreased oil revenue by $3.6 million, or $5.02 per Bbl. and gas revenue by $0.1 million, or $ 0.10 per Mcf.

Prices to be realized for hedged production are likely to be less than NYMEX or hedged prices. The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. Prices to be realized for our hedged oil production are expected to be significantly less than the NYMEX price because of location, quality and other adjustments.

The following table sets forth our costs and expenses on a barrel of oil equivalent basis for the first quarters of 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ Decrease	2005	2004	Increase/ Decrease
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
Expense per BOE
Production expenses(1)	$11.79	$12.39	(5)%	$11.01	$11.62	(5)%
Transportation expenses	.35	.32	9%	.32	.35	(9)%
Depreciation, depletion, amortization and impairment	3.67	3.63	1%	4.31	3.77	14%
General and administrative expense(2)	4.37	3.57	22%	3.49	2.94	19%
Interest expense, net	3.17	.33	861%	3.09	.32	866%

(1)          Production expenses are defined as oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

Net income for the second quarter 2005 was $8.8 million compared to $5.5 million for the second quarter of 2004. The second quarter 2005 earnings include a $6.0 million commodity derivative loss ($3.0 million realized) versus a $4.2 million commodity derivative loss ($3.8 million realized) in the second quarter of 2004. In addition, due to increased debt levels, net interest expense totaled $3.3 million in the second quarter of 2005 versus $0.3 million in the second quarter of 2004.

Oil and gas sales were $45.4 million, a 41% increase from the second quarter of 2004 oil and gas sales of $32.1 million. Oil sales increased $8.4 million (34%) because of a 25% increase in realized oil prices as well as a 2% increase in oil production volumes. Natural gas sales increased $4.8 million (69%) because of an increase in sales quantities of 52% as well as an increase in prices received for gas sales of 11%. Revenues were reduced by both the realized and unrealized components of commodity derivative losses as described above. Other revenues increased $0.1 million.

Expenses for the second quarter 2005 increased $6.5 million or 34% to $25.7 million compared to $19.2 million in the second quarter of 2004. Interest expense increased $3.0 million or 990% due to increased debt levels from our $150 million senior notes issued in December 2004. Oil and natural gas production expenses increased $0.9 million (8%) due to increased field activities compared to the second quarter of 2004. General and administrative expenses increased $1.3 million (39%) due to Marquez Energy expenses which were not combined with Venoco for the second quarter of 2004, increases in technical staff, payment of larger prior year performance bonuses, and higher professional fees related to accounting and information technology system conversion and enhancement costs incurred in the quarter and an accrual for the settlement of certain litigation. Depletion, depreciation, amortization and impairment expenses increased due to increased production volumes. Amortization of deferred loan costs increased $0.6 million due to amortization of costs associated with the senior notes (see Note 5 to our interim condensed consolidated financial statements) and a write-off of deferred loan cost related to a reduction in the available borrowing base on the revolving credit facility from $50 million to $40 million.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2005 was $2.0 million compared to $11.3 million for the six months ended June 30, 2004. The two largest factors causing the change were the substantial increase in unrealized derivative losses in 2005 and the increased levels of debt. Earnings for the first six months of 2005 include a $35.2 million commodity derivative loss ($6.0 million realized) compared to $6.9 million commodity derivative loss ($6.1 million realized) for the six months ended June 30, 2004. Net interest expense totaled $6.8 million for the first half of 2005 compared to $0.6 for the first half of 2004.

Oil and gas sales for the six months ended June 30, 2005 were $87.4 million, a 39% increase from oil and gas sales for the first six months of 2004 of $62.9 million. Oil sales increased $15.6 million (32%) because of a 4% increase in oil production volumes as well as a 28% increase in realized oil prices. Natural gas sales increased $8.9 million (62%) because of an increase in sales quantities of 45% as well as an increase in prices received for gas sales of 11%. Commodity derivative losses increased $28.2 million in the period in 2005 due to a $28.3 million increase in unrealized commodity derivative losses as compared to the same period in 2004. Other revenues increased $0.2 million.

Expenses for the first half of 2005 increased $13.0 million or 34% to $51.0 million compared to $38.0 million in the first six months of 2004. Interest expense increased $6.2 million or 977% due to increased debt levels from our $150 million senior notes issued in December 2004. Oil and natural gas production expenses increased $1.6 million (7%) due to the increased field activity in 2005. General and administrative expenses increased $2.0 million (34%) due to Marquez Energy expenses not incurred in 2004, increases in technical staff, and higher professional fees related to accounting and information technology systems conversions and enhancements and an accrual for the settlement of certain litigation. Depletion, depreciation, amortization and impairment expenses increased on a per unit basis due to an increase in estimated future development costs and a decrease in reserves at December 31, 2004, thereby increasing the depletion rate per unit and also due to increased production volumes. Amortization of deferred loan costs increased $0.9 million due to amortization of costs associated with the senior notes (see Note 5 to our interim condensed consolidated financial statements) and a write-off of deferred loan cost related to a reduction in the available borrowing base on the revolving credit facility from $50 million to $40 million.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2005	2004
Cash provided by operating activities	$27,174	$18,877
Cash used in investing activities	(44,999)	(837)
Cash used in financing activities	(31,229)	(13,182)

Net cash provided by operating activities was $27.2 million for the first six months of 2005, compared with $18.9 million in the first six months of 2004. Cash flows from operating activities as compared to the prior years first six months were favorably impacted primarily by higher revenues from oil and natural gas sales of $24.5 million partially offset by increased operating expenses of $13.0. Oil and natural gas sales increased due to increased production from development activity, the acquisition of Marquez Energy and increased prices. The production increases were partially offset in the second quarter by the loss of production from the Big Mineral Creek field that was sold on March 31, 2005. Cash flows from operating activities as compared to the prior years first six months were negatively impacted primarily by payments of net premiums paid on derivative contracts of $10.7 million, increases in operating and general and administrative expenses of $1.6 million and increases of oil and natural gas production expenses of $2.0 million.

Net cash used in investing activities was $45.0 million in the first six months of 2005 and consisted primarily of $14.6 million in expenditures to acquire Marquez Energy and $30.7 million in expenditures for oil and gas properties.

Net cash used in financing activities was $31.2 million and $13.2 million in the first six months of 2005 and 2004, respectively. Net cash used in the first six months of 2005 resulted from the payment of a $35 million dividend to our sole stockholder, principal payments on long-term debt of $12.7 million, $5.2 million paid to purchase the interests of minority shareholders and other uses of cash from financing activities of $1.3 million, partially offset by $23 million in new borrowings.

Capital Resources and Requirements

We plan to make substantial capital expenditures in the future for the acquisition, exploitation, development and exploration of oil and natural gas properties. For the year 2005 we expect to make aggregate capital expenditures of approximately $103 million, of which amounts, we had spent approximately $14.6 million for the acquisition of Marquez Energy and $30.7 million through June 30, 2005, primarily on drilling and rework activity and facilities offshore on platforms Holly and Gail and onshore in the Sacramento Basin area. As discussed above (See “—Development, Acquisitions and Divestitures”) the timing of approximately $8.6 million of budgeted 2005 expenditures regarding the return to production of platform Grace is being reviewed. Success in negotiating and closing significant new acquisitions would result in increasing the aggregate 2005 capital expenditures.

Additional cash was utilized in the first quarter for payment of a dividend of $35 million to the Company’s sole stockholder, a trust controlled by Timothy Marquez, our chief executive officer and chairman. Additional dividends are not currently anticipated to be paid in 2005.

Our bank credit facility currently has a borrowing base of $40 million, and the facility will mature on November 4, 2007. Revolving loans made under the restated Credit Agreement are designated, at our option, as either “Base Rate Loans” or “LIBO Rate Loans”. Base Rate Loans bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus one-half of 1.00% plus (ii) an applicable margin ranging from 0.25% to 1.00%, based upon amounts borrowed under the restated Credit Agreement. LIBO Rate Loans bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.50%, based also upon amounts borrowed. At August 10, 2005, there was $20 million outstanding under the facility. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the credit facility. The restated Credit Agreement contains a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. As of June 30, 2005 we were in compliance with all of our debt covenants.

In December 2004, we sold $150.0 million in aggregate principal amount of the 8.75% senior notes due in 2011 in a private placement. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers pursuant to which we agreed to file and to use our reasonable best efforts to cause to be declared effective by the SEC a registration statement with respect to the exchange of the old notes for the new notes. We did so and our Registration Statement on Form S-4; became effective on April 20, 2005. The exchange offer commenced on April 25, 2005 and expired on May 27, 2005. We did not receive any proceeds from the exchange offer which we made to fulfill our obligations under the registration rights agreement. Pursuant to the exchange offer, we issued the new notes in exchange for the previously outstanding notes. The terms of the new notes are identical in all material respects to those of the old notes, except that the new notes (i) have been registered under the Securities Act and therefore are not subject to certain restrictions on transfer applicable to the old notes and (ii) do not have registration rights or provide for any additional interest related to the obligation to register. All of the old notes were exchanged for new notes.

To date, we have financed our 2005 capital expenditures with a portion of the proceeds of the offering of our notes sold in December of 2004, cash on hand and short-term borrowings under our bank credit facility. We anticipate funding the remainder of our capital program and meeting our other needs for liquidity primarily with cash flow from operations and from cash on hand. Our bank credit facility has undrawn funds availability of $20 million but we do not currently expect to use those funds to finance our capital expenditures except with respect to short term working capital needs. As of August 10, 2005, $20 million of indebtedness was outstanding under the credit facility, a substantial portion of which related to short-term financing for the Marquez Energy acquisition. We also received proceeds of approximately $45 million upon the sale of the Big Mineral Creek property. However, we have placed those proceeds in escrow pending their potential use for the acquisition of other oil and gas properties in connection with a like-kind exchange under Section 1031 of the Internal Revenue Code. As a result, other than for certain new acquisitions we do not expect those proceeds to be available to fund our planned capital expenditures in 2005. To the extent we do not complete a tax free exchange, the escrow funds would be available for general corporate purposes and we would incur income tax obligations applicable to the gain on the sale of the properties.

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

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed in our Registration Statement on Form S-4 filed on April 20, 2004 could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Registration Statement on Form S-4 filed on April 20, 2004 are incorporated herein by reference.

Item 3.                        Qualitative and Quantitative Disclosures About Market Risk

The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. To the extent we borrow amounts under our credit agreement, we are subject to interest rate risk because such amounts bear interest at variable rates. At August 10, 2005, $20 million of indebtedness was outstanding under the credit agreement.

Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for 67 % of our oil production and 20 % of our natural gas production during the quarter ended June 30, 2005.

As of June 30, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at June 30, 2005 for production:
July 1 – December 31, 2005	9,471	$37.73	5,471	$47.17
January 1 – December 31, 2006	7,000	$40.80	5,000	$50.70
January 1 – December 31, 2007	4,313	$43.96	4,313	$68.99
January 1 – December 31, 2008	2,946	$52.00	2,946	$75.00
January 1 – December 31, 2009	2,170	$50.00	2,170	$75.00

As of June 30, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at June 30, 2005 for production:
July 1 – December 31, 2005	14,000	$6.09	4,000	$6.77
January 1 – December 31, 2006	15,000	$6.28	9,000	$8.40
January 1 – December 31, 2007	6,000	$6.00	6,000	$8.40

Our portfolio of commodity derivative transactions as of June 30, 2005 is summarized below:

Crude Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	4,471	$38.00 – $47.10	Jan 1, 05 – Dec 31, 05
Collar	NYMEX	1,000	$38.00 – $47.50	Jan 1, 05 – Dec 31, 05
Put	NYMEX	2,000	$36.00 Floor	Jan 1, 05 – Dec 31, 05
Put	NYMEX	2,000	$38.70 Floor	Jan 1, 05 – Dec 31, 05
Swap	NYMEX	1,000	$42.70 Fixed	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	2,000	$40.00 – $51.00	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	1,000	$40.00 – $51.05	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	1,000	$40.00 – $57.75	Jan 1, 06 – Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1, 06 – Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	2,000	$40.00 – $65.80	Jan 1, 07 – Dec 31, 07
Collar	NYMEX	1,000	$40.00 – $67.50	Jan 1, 07 – Dec 31, 07
Collar	NYMEX	1,600	$53.00 – $75.00	Jan 1, 07 – Jun 30, 07
Collar	NYMEX	1,030	$53.00 – $75.00	Jul 1, 07 – Dec 31, 07
Collar	NYMEX	3,450	$52.00 – $75.00	Jan 1, 08 – Jun 30, 08
Collar	NYMEX	2,450	$52.00 – $75.00	Jul 1, 08 – Dec 31, 08
Collar	NYMEX	2,170	$50.00 – $75.00	Jan 1, 09 – Jun 30, 09

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Physical Sale	SoCal	2,000	$4.85 Floor(1)	Apr 1, 05 – Sep 30, 06
Put	NYMEX	5,000	$5.80 Floor	Jan 1, 05 – Dec 31, 05
Basis Swap	PG&E Citygate	5,000	$(0.150)(2)	Jan 1, 05 – Dec 31, 05
Put	PG&E Citygate	5,000	$6.00 Floor	Jan 1, 05 – Dec 31, 05
Swap	PG&E Citygate	4,000	$6.765 Fixed	Apr 1, 05 – Dec 31, 05
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	4,000	$6.00 – $8.50	Jan 1, 06 – Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035)(3)	Jan 1, 06 – Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1, 06 – Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00 – $9.45	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	6,000	$6.00 – $8.40	Jan 1, 07 – Dec 31, 07

(1)          The price of this contract is the monthly NGI SoCal Border Index less $0.10 per MMBtu, with a floor of $4.85.

(2)          This basis swap locks the $5.80 NYMEX put into a $5.65 floor with a PG&E Citygate location for 2005.

(3)          This basis swap locks the $6.71 NYMEX swap into a $6.675 PG&E Citygate location swap and the $6.00-$8.50 collar into a $5.965 – $8.465 collar with a PG&E Citygate location for 2006.

Since June 30, 2005 and through August 10, 2005 we have not entered into any additional commodity price hedging contracts.

For information regarding the effect of our commodity derivative transactions on our financial statements see Note 4 to our interim condensed consolidated financial statements.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Timothy Marquez, our chief executive officer, and David Christofferson, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on the evaluation, they believe that:

•       our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•       our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Notes 7 and 11 to our interim condensed consolidated financial statements.

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

b.   Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005 and through August 12, 2005:

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

On May 17, 2005, we filed a report on Form 8-K announcing our first quarter 2005 operating results.

On May 17, 2005, we filed a report on Form 8-K announcing revised production guidance for the second quarter 2005 and the year 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August XX, 2005	VENOCO, INC.
By:
	Name:	Timothy M. Marquez
	Title:	Chairman and Chief Executive Officer
By:
	Name:	David B. Christofferson
	Title:	Chief Financial Officer