Form 10-Q
period 2005-09-30
Venoco, Inc.
filed 2005-11-21
CIK 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123711

Venoco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0323555
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
370 17th Street, Suite 2950
Denver, Colorado	80202-1370
(Address of principal executive offices)	(Zip Code)

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

YES ☐     NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of November 14, 2005, there were 32,692,500 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2005
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2005 (Successor) and December 31, 2004 (Successor)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 (Successor) and the Three and Nine Months Ended September 30, 2004 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (Successor) and the Nine Months Ended September 30, 2004 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		38

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2005	2004
	(Successor)	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,023	$54,715
Accounts receivable	26,449	17,755
Inventories	1,784	1,079
Income tax receivable	—	3,906
Commodity derivatives	3,680	5,300
Notes receivable—officer	—	1,420
Prepaid expenses and other current assets	7,025	3,640
Total current assets	51,961	87,815
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $2,226 and $3,317 were excluded from amortization at September 30, 2005 and December 31, 2004, respectively)	239,340	214,842
Drilling equipment	7,767	7,594
Other property and equipment	27,001	25,857
Total property, plant and equipment	274,108	248,293
Less accumulated depletion, depreciation, amortization and impairment	64,857	49,730
Net property, plant and equipment	209,251	198,563
OTHER ASSETS:
Commodity derivatives	950	4,855
Deferred loan costs	5,918	6,596
Other	1,127	1,053
Total other assets	7,995	12,504
TOTAL ASSETS	$269,207	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$33,164	$19,385
Undistributed revenue payable	4,492	4,774
Income taxes payable	4,853	—
Current maturities of long-term debt	124	127
Commodity derivatives	39,603	1,520
Repurchase of common stock	—	5,316
Total current liabilities	82,236	31,122
LONG-TERM DEBT	158,942	163,542
DEFERRED INCOME TAXES	1,000	32,208
ASSET RETIREMENT OBLIGATIONS	24,540	23,184
COMMODITY DERIVATIVES	21,874	—
Total liabilities	288,592	250,056
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	387
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (200,000,000 shares authorized; 32,692,500 shares issued and outstanding at September 30, 2005 and December 31, 2004)	327	327
Additional paid-in capital	21,057	31,085
Retained earnings (accumulated deficit)	(19,766)	15,104
Accumulated other comprehensive income (loss)	(21,003)	1,923
Total stockholders’ equity (deficit)	(19,385)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$269,207	$298,882

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUES:
Oil and natural gas sales	$47,278	$36,844	$134,668	$99,761
Commodity derivative losses (realized)	(8,287)	(4,968)	(15,442)	(11,076)
Commodity derivative losses (unrealized)	(16,242)	(851)	(44,241)	(1,692)
Other	776	1,953	2,867	4,134
Total revenues	23,525	32,978	77,852	91,127
EXPENSES:
Oil and natural gas production	13,748	12,583	38,030	35,298
Transportation expense	464	783	1,680	2,222
Depletion, depreciation, amortization and impairment	5,634	3,611	15,127	10,992
Accretion of abandonment liability	293	373	1,311	1,093
General and administrative, net of amounts capitalized	2,955	2,957	10,654	8,697
Amortization of deferred loan costs	320	103	1,341	233
Interest, net	3,361	443	10,181	1,076
Total expenses	26,775	20,853	78,324	59,611
Income (loss) before income taxes	(3,250)	12,125	(472)	31,516
Income tax provision (benefit)	(1,417)	5,143	(643)	13,227
Income (loss) before minority interest	(1,833)	6,982	171	18,289
Minority interest in consolidated subsidiary	—	36	42	36
Net income (loss)	(1,833)	6,946	129	18,253
Preferred stock dividends	—	(2,116)	—	(6,348)
Net income (loss) applicable to common equity	$(1,833)	$4,830	$129	$11,905

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129	$18,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	15,127	10,992
Accretion of abandonment liability	1,311	1,093
Deferred income taxes (benefit)	(12,180)	6,419
Amortization of deferred loan costs and bond discount	1,469	174
Gain on sale of subsidiary	—	(100)
Change in other liabilities	—	(533)
Change in operating assets and liabilities:
Accounts receivable	(9,418)	(2,855)
Inventories	(705)	(93)
Prepaid expenses and other current assets	(3,547)	(1,127)
Income tax receivable	3,907	1,185
Accounts payable and accrued liabilities	5,175	892
Income taxes payable	4,730	272
Undistributed revenue payable	369	146
Net premiums paid on derivative contracts	(18,434)	(3,026)
Changes in unrealized commodity derivatives and amortization of premiums	45,900	1,692
Minority interest in undistributed earnings of subsidiary	42	36
Net cash provided by operating activities	33,875	33,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(59,183)	(12,007)
Acquisition of Marquez Energy, LLC	(14,628)	1,328
Proceeds from sale of oil and gas properties	44,619	1,526
Proceeds from sale of other property and equipment	—	2,476
Notes receivable—officers and employees	1,370	3,530
Expenditures for property and equipment and other	(1,367)	(258)
Net cash used in investing activities	(29,189)	(3,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	39,000	4,685
Principal payments on long-term debt	(43,706)	(23,625)
Distribution payments to Marquez Energy members	(707)	(10)
Payments of dividends to shareholder	(35,000)	—
Repurchase of common shares	(5,301)	—
Increase in deferred loan costs	(664)	(60)
Net cash used in financing activities	(46,378)	(19,010)
Net (decrease) increase in cash and cash equivalents	(41,692)	11,005
Cash and cash equivalents, beginning of period	54,715	8,417
Cash and cash equivalents, end of period	$13,023	$19,422
Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$7,474	$1,685
Income taxes	$2,900	$5,350

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

1.   BASIS OF PRESENTATION

Interim Financial Statements—The accompanying condensed consolidated financial statements of Venoco Inc. are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited 2004 financial statements contained in its Registration Statement on Form S-4/A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005. The results for interim periods are not necessarily indicative of annual results.

Stock Split—All common share amounts in the accompanying financial statements have been adjusted for the 1,000-for-one reverse stock split effected on February 10, 2005 and a one-for-7,500 stock split approved by the board of directors of the Company on October 13, 2005 and effected on November 8, 2005.

New Company Basis—During 2004, the Company’s CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (18,510,000 common shares) of the Company from two of the Company’s former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. As a result of this merger, Mr. Marquez acquired beneficial ownership of the remaining 6% of the Company’s common stock.

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

Common Control Merger—On March 21, 2005 the Company completed the acquisition of Marquez Energy, LLC, a Colorado limited liability company (“Marquez Energy”) majority-owned and controlled by Timothy Marquez, the Company’s CEO and sole shareholder. Due to the common control aspects of the transaction, the financial statements of Marquez Energy have been combined with the consolidated financial statements of the Company and its subsidiaries in a manner similar to a pooling-of-interests, from the date common control was achieved. Therefore, the Company’s financial statements since July 1, 2004 were restated to include Marquez Energy’s financial results.

2.   ACQUISITIONS

On March 21, 2005, the Company completed the acquisition of Marquez Energy. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004, based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The purchase price for the membership interests in Marquez Energy was $16.6 million. The purchase price was based on the member’s equity on

Marquez Energy’s unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Quantities of proven reserves were as set forth by NSAI in the December 31, 2004 reserve report. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price, including debt assumption, of $25 million. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay the existing debt. As discussed in Note 1, 91.383% of the voting equity of this entity was owned by the Company’s CEO and 100% beneficial shareholder, therefore, the assets and liabilities on a net basis were recorded at their historical cost. The amount of the purchase price in excess of the historical cost, net of tax, has been charged directly against equity. The remaining 8.617% of the assets and liabilities were recorded at the purchase price paid to the minority shareholders of Marquez Energy.

In September 2005, the Company acquired a 100% working interest in the Willows-Beehive Bend Gas Field, a 100% working interest in the Bounde Creek Gas Field and a 65% working interest in the Arbuckle Field for an aggregate net price of $10.1 million in cash. The Company operates all of the acquired fields, which are located in the Sacramento Basin in California.

3.   SALES OF PROPERTIES

In February 2005, the Company entered into a purchase and sale agreement to sell the Big Mineral Creek field (“BMC”), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005.

In order to facilitate a like-kind exchange of the Company’s BMC property under Section 1031 of the Internal Revenue Code, the proceeds from the sale of $44.6 million were deposited with a qualified intermediary. The Company acquired qualified replacement properties of approximately $15.6 million prior to the 180 day deadline, which expired on September 27, 2005. Included in the Company’s qualified replacement properties acquired was a portion of the Marquez Energy properties. The Company has deferred a portion of the gain on sale of the BMC property under the provisions of section 1031 of the Internal Revenue Code. However, since the qualified replacement property acquired is less than the proceeds on sale of the BMC property, the Company recognized for tax purposes a gain on the sale of the BMC property of approximately $27.9 million and incurred an associated tax liability of $11.1 million during the three months ended September 30, 2005. In accordance with its accounting policies, the Company did not recognize a gain on the sale for financial reporting purposes, but applied the net sales proceeds to reduce the capitalized costs of its oil and natural gas properties.

In March 2004, the Company sold its subsidiary, Venoco Patagonia, Ltd., a Bermuda corporation, for $0.2 million. The $0.2 million sales price was comprised of cash of $0.1 million and payment of liabilities of $0.1 million.

In February 2004, the Company sold its interest in the North and South Afton, California, natural gas properties for a net sales price of approximately $1.5 million. In accordance with its accounting policies, the Company did not recognize any gain or loss on the transaction, but applied the net sales proceeds to reduce the capitalized cost of its oil and natural gas properties.

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

The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Realized commodity derivative losses	$8,287	$4,968	$15,442	$11,076
Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	18,830	(218)	47,266	—
Ineffective portion of derivatives qualifying for hedge accounting	(2,588)	1,069	(3,025)	1,692
Total unrealized commodity derivative losses	16,242	851	44,241	1,692
Total realized and unrealized commodity derivative losses	$24,529	$5,819	$59,683	$12,768

The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to September 30, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period (in thousands):

	September 30, 2005	December 31, 2004
Derivative assets:
Oil derivative contracts	$2,378	$6,775
Gas derivative contracts	2,252	3,380
Derivative liabilities:
Oil derivative contracts	(44,104)	(1,383)
Gas derivative contracts	(17,373)	(137)
Net derivative asset (liability).	$(56,847)	$8,635

As of September 30, 2005, an unrealized derivative fair value loss of $34.8 million ($21.0 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on September 30, 2005 mark-to-market prices, the Company expects to reclassify as decreases to earnings $21.3 million ($12.8 million after tax) from accumulated other comprehensive loss during the twelve months ending September 30, 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil Agreements—As of September 30, 2005, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at September 30, 2005 for production:
October 1 – December 31, 2005	9,471	$37.73	5,471	$47.17
January 1 – December 31, 2006	8,500	$45.34	5,000	$53.56
January 1 – December 31, 2007	4,313	$43.96	4,313	$68.99
January 1 – December 31, 2008	2,946	$52.00	2,946	$75.00
January 1 – June 30, 2009	2,170	$50.00	2,170	$75.00

Natural Gas Agreements—As of September 30, 2005, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at September 30, 2005 for production:
October 1 – December 31, 2005	14,000	$6.09	4,000	$6.77
January 1 – December 31, 2006	21,000	$7.06	15,000	$11.04
January 1 – December 31, 2007	6,000	$6.00	6,000	$8.40

As of September 30, 2005, the Company had entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas, it is not considered a derivative because it has been designated as a normal sale and the transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at a floor price of $4.85 per MCF for the period October 1, 2005 to September 30, 2006.

5.   LONG-TERM DEBT

Long term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
8.75% senior notes due December 15, 2011	$149,146	$149,043
Marquez Energy Credit Agreement due August 31, 2006	—	4,684
5.79% Mortgage on office building due January 1, 2015	9,920	9,942
Total long-term debt	159,066	163,669
Less: current portion of long-term debt	(124)	(127)
Long-term debt, net of current portion	$158,942	$163,542

On December 20, 2004, the Company sold $150 million in 8.75% senior notes (the “notes”). The notes were issued at 99.362% of par to yield 8.80% to maturity in December 2011. Interest on the notes is due each June 15 and December 15 beginning June 15, 2005. The notes are senior unsecured obligations and contain covenants that, among other things, limit the Company’s ability to make investments, incur additional debt or issue preferred stock, create liens and sell assets.

In November 2004, the Company borrowed $96.7 million under a credit facility, the proceeds of which were used to repurchase outstanding preferred stock and repay prior borrowings. In December 2004, proceeds from the sale of the notes were used to repay existing borrowings under the Company’s credit facility, which was amended and restated in December 2004 to provide for a revolving credit facility with an initial borrowing base of $50 million and no associated term loan facility (“restated Credit Agreement”). The borrowing base under the restated Credit Agreement was reduced to $40 million on March 31, 2005 due to the sale of the Big Mineral Creek field and, effective September 30, 2005, was increased to $80.0 million based upon an updated reserve report and additional property pledged as collateral. The restated Credit Agreement contains a number of restrictive operating and financial covenants and other terms customary in a credit facility secured by oil and natural gas properties. At September 30, 2005, there were no borrowings outstanding under the restated Credit Agreement. As of September 30, 2005, the Company was in compliance with all of its covenants under the restated Credit Agreement.

At December 31, 2004, Marquez Energy, now merged with the Company, had a $5.0 million revolving credit facility with the Bank of Oklahoma. Interest accrued at the JP Morgan Chase Bank prime rate plus 1 percent. The agreement was collateralized by Marquez Energy’s oil and gas properties and was guaranteed by Marquez Energy’s principal shareholder and president. The credit agreement also contained certain net worth, leverage and ratio requirements and limited the payment of distributions. At December 31, 2004, Marquez Energy had approximately $4.7 million of outstanding borrowings under this credit facility. On March 21, 2005, the Company repaid the outstanding borrowings of $3.2 million on this credit facility and terminated the facility.

On December 9, 2004, the Company purchased an office building in Carpinteria, California for $14.2 million. The purchase was financed in part by a secured 5.79% $10 million promissory note due January 1, 2015. The promissory note provides for a monthly payment of $58,612 beginning February 1,

2005 and continuing through December 1, 2014. The balance of unpaid principal and all accrued but unpaid interest is due and payable on January 1, 2015.

6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income (“OCI”). The following table reflects comprehensive income for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income (loss)	$(1,833)	$6,946	$129	$18,253
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	—	—	161	615
Changes in fair value of effective portion of outstanding hedging positions	(10,443)	(3,998)	(23,087)	(6,053)
Other comprehensive loss	(10,443)	(3,998)	(22,926)	(5,438)
Comprehensive income (loss)	$(12,276)	$2,948	$(22,797)	$12,815

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined to not be applicable, their impact on the Company’s results of operations, financial position and/or liquidity could be material.

Litigation by former directors and former preferred stockholders

In December 2004, a lawsuit was filed against the Company by two of its former directors and the former preferred shareholders. The claim was for indemnification of attorneys’ fees and expenses incurred in defending the former directors in litigation filed by the former CEO in connection with the termination of his employment from Venoco. Fees incurred in the defense total approximately $1,000,000. On July 28, 2005, the Company entered into a settlement agreement with the former directors and the former preferred shareholders and settled the litigation for an amount which did not differ materially from the amount previously accrued. The case was dismissed in August 2005.

Former Chief Operating Officer (COO) Litigation

In December 2004, a former COO of the Company filed a lawsuit against the Company and its CEO in Santa Barbara County Superior Court, claiming that the Company breached his employment agreement and wrongfully failed to pay him wages due, primarily in connection with stock bonuses. In April 2005 the former COO, in connection with the merger effected on December 22, 2004 and described in note 1, filed a Petition for Appraisal in the Delaware Court of Chancery asking for an appraisal of the shares he held as well as those shares which were the subject of the employment contract dispute. In August 2005, the Company and the former COO agreed to settle the lawsuits for amounts accrued as of June 30, 2005 in the financial statements. The Santa Barbara County action was dismissed on September 19, 2005, and the Delaware action was dismissed October 5, 2005.

8.   STOCK OPTION PLANS

During 2005, the Company entered into non-qualified stock option agreements with certain employees, officers and directors of the Company other than Mr. Marquez. Total options granted in 2005 through September 30, 2005 were 4,013,662 at a weighted average exercise price of $7.09 ($6.00 to $13.33). The options vest over a four year period, with 20% vesting on the grant date and 20% of the options vesting on each subsequent anniversary of the grant date. The non-qualified stock option agreements provide that all options will become immediately vested following a change in control of the Company. The agreements with director option holders provide that any unvested options will terminate when the director’s service to the Company ceases. The agreements with employee and officer option holders provide that all of the holder’s options will vest if the company terminates the holder’s employment, unless the termination is for specified misconduct. We have previously recorded stock compensation pursuant to the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, whereby no compensation was recognized for these stock option awards. Had compensation expense for the options granted to our employees, officers and directors been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income as reported	$(1,833)	$6,946	$129	$18,253
Stock-based compensation expense included in the income statement, net of related tax effects	0	0	0	0
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(648)	0	(1,969)	0
Pro forma net income	$(2,481)	$6,949	$(1,840)	$18,253

9.   SHAREHOLDERS’ EQUITY

On June 1, 2004, an agreement was reached between certain shareholders of the Company that ultimately resulted in the acquisition of 53.5% of the outstanding common shares in the Company by Timothy Marquez in a transaction that closed on July 12, 2004. The terms of the transaction were contained in a private agreement among Timothy Marquez and the selling shareholders. On June 2, 2004 Timothy Marquez was elected Chairman of the Board and CEO of the Company and the selling shareholders resigned from the Board of Directors.

On January 3, 2005, a dividend of $35 million was paid to the Company’s sole stockholder, a trust controlled by Timothy Marquez and his wife, from the proceeds of the senior notes.

10.   ASSET RETIREMENT OBLIGATIONS

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations as of January 1, 2003. Under SFAS No. 143, liabilities are accreted to their present value each period and the capitalized asset retirement costs are depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the asset retirement obligation (“ARO”) and the related capitalized asset retirement costs.

The Company’s asset retirement obligations represent expected future costs associated with site reclamation, facilities dismantlement, and plugging and abandonment of wells. The following is a summary of the asset retirement obligation activity (in thousands):

	2005	2004
	(Successor)	(Predecessor)
Balance of ARO as of January 1,	$23,390	$19,248
Revisions in estimated cash flows	—	494
Liabilities incurred during the nine months ended September 30,	587	409
Liabilities settled during the nine months ended September 30,	(547)	(59)
Accretion expense	1,311	1,093
Balance of ARO as of September 30,	$24,741	$21,185

Of the liability for asset retirement obligations balance at September 30, 2005, $0.2 million is classified as current and included in accrued liabilities in the accompanying consolidated balance sheet. The balance of ARO as of September 30, 2005 represents the Company’s estimate of the present value of its aggregate asset retirement obligations as of that date. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%.

11.   SUBSEQUENT EVENTS

On November 1, 2005, the Company merged two of its wholly-owned subsidiaries, Marquez Energy LLC, a Colorado limited liability company, and 217 State Street, Inc., a California corporation, with and into Venoco, Inc.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission postponed the required implementation date for this new statement to annual periods beginning after June 15, 2005. The Company currently plan to adopt SFAS No. 123R as of January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards. The Company expects that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on its financial statements. For the pro forma effect of recording compensation for all stock awards at fair value, utilizing the Black-Scholes method, see Note 8 to the Condensed Consolidated Financial Statements. The Company has not yet completed its evaluation but expects the adoption of SFAS No. 123R to have an effect on the financial statements similar to the pro forma effects. The Company is currently considering alternative valuation methods to determine the fair value of stock options granted after December 31, 2005.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of a company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.

In October 2005, the FASB issued FSP FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, which is effective for reporting periods beginning after December 15, 2005. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial statements.

13.   GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the notes in December 2004, three of the Company’s wholly-owned subsidiaries, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. (“Guarantors”), fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the notes (the “Guarantees”). On March 31, 2005, Marquez Energy became a Guarantor of the notes. Each Guarantee is a general unsecured obligation of the Guarantor, senior in right of payment to all existing and future subordinated indebtedness of that Guarantor, pari passu in right of payment with any existing and future senior unsecured indebtedness of that Guarantor and effectively junior in right of payment to that Guarantor’s existing and future secured indebtedness, including its guarantee of indebtedness under the restated Credit Agreement, to the extent of the value of the collateral securing that facility. All Guarantors are 100% owned by the Company. The Company has two subsidiaries, 6267 Carpinteria Avenue, LLC and Ellwood Pipeline, Inc., that are not guarantors of the notes (the “Non-Guarantor Subsidiaries”).

The following is condensed consolidating financial information for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$45,203	$2,075	$—	$—	47,278
Commodity derivative losses (realized)	(8,287)	—	—	—	(8,287)
Commodity derivative losses (unrealized)	(16,242)	—	—	—	(16,242)
Other	653	4	1,622	(1,503)	776
Total revenues	21,327	2,079	1,622	(1,503)	23,525
EXPENSES:
Oil and natural gas production	13,092	322	334	—	13,748
Transportation expense	1,401	141	—	(1,078)	464
Depletion, depreciation, amortization and impairment	5,192	380	62	—	5,634
Accretion of abandonment liability	263	25	5	—	293
General and administrative, net of amounts capitalized	2,986	262	132	(425)	2,955
Amortization of deferred loan costs	320	—	—	—	320
Interest, net	4,357	(664)	(332)	—	3,361
Total expenses	27,611	466	201	(1,503)	26,775
Equity in subsidiary income	1,027	—	—	(1,027)	—
Income (loss) before income taxes	(5,257)	1,613	1,421	(1,027)	(3,250)
Income tax provision (benefit)	(3,424)	61	531	1,415	(1,417)
Income (loss) before minority interest	(1,833)	1,552	890	(2,442)	(1,833)
Minority interest in consolidated subsidiary	—	—	—	—	—
Net income (loss)	$(1,833)	$1,552	$890	$(2,442)	$(1,833)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$33,912	$2,932	$—	$—	$36,844
Commodity derivative losses (realized)	(4,968)	—	—	—	(4,968)
Commodity derivative losses (unrealized)	(851)	—	—	—	(851)
Other	1,404	247	1,106	(804)	1,953
Total revenues	29,497	3,179	1,106	(804)	32,978
EXPENSES:
Oil and natural gas production	11,563	651	369	—	12,583
Transportation expense	1,525	2	—	(744)	783
Depletion, depreciation, amortization and impairment	3,379	211	21	—	3,611
Accretion of abandonment liability	344	24	5	—	373
General and administrative, net of amounts capitalized	2,532	425	60	(60)	2,957
Amortization of deferred loan costs	103	—	—	—	103
Interest, net	768	49	(374)	—	443
Total expenses	20,214	1,362	81	(804)	20,853
Equity in subsidiary income	1,598	—	—	(1,598)	—
Income (loss) before income taxes	10,881	1,817	1,025	(1,598)	12,125
Income tax provision	3,935	768	440	—	5,143
Income (loss) before minority interest	6,946	1,049	585	(1,598)	6,982
Minority interest in consolidated subsidiary	—	36	—	—	36
Net income (loss)	$6,946	$1,013	$585	$(1,598)	$6,946

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$126,967	$7,701	$—	$—	$134,668
Commodity derivative losses (realized)	(15,442)	—	—	—	(15,442)
Commodity derivative losses (unrealized)	(44,241)	—	—	—	(44,241)
Other	2,337	21,682	5,364	(26,516)	2,867
Total revenues	69,621	29,383	5,364	(26,516)	77,852
EXPENSES:
Oil and natural gas production	35,492	1,537	1,001	—	38,030
Transportation expense	5,196	38	—	(3,554)	1,680
Depletion, depreciation, amortization and impairment	14,210	699	218	—	15,127
Accretion of abandonment liability	1,212	83	16	—	1,311
General and administrative, net of amounts capitalized	10,790	1,009	419	(1,564)	10,654
Amortization of deferred loan costs	1,337	4	—	—	1,341
Interest, net	11,712	(616)	(915)	—	10,181
Total expenses	79,949	2,754	739	(5,118)	78,324
Equity in subsidiary income	5,907	—	—	(5,907)	—
Income (loss) before income taxes	(4,421)	26,629	4,625	(27,305)	(472)
Income tax provision (benefit)	(4,550)	10,555	1,834	(8,482)	(643)
Income (loss) before minority interest	129	16,074	2,791	(18,823)	171
Minority interest in consolidated subsidiary	—	42	—	—	42
Net income (loss)	$129	$16,032	$2,791	$(18,823)	$129

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$92,745	$7,016	$—	$—	$99,761
Commodity derivative losses (realized)	(11,076)	—	—	—	(11,076)
Commodity derivative losses (unrealized)	(1,692)	—	—	—	(1,692)
Other	2,840	277	4,533	(3,516)	4,134
Total revenues	82,817	7,293	4,533	(3,516)	91,127
EXPENSES:
Oil and natural gas production	32,644	1,692	962	—	35,298
Transportation expense	5,544	2	—	(3,324)	2,222
Depletion, depreciation, amortization and impairment	10,255	584	153	—	10,992
Accretion of abandonment liability	1,018	59	16	—	1,093
General and administrative, net of amounts capitalized	7,922	765	202	(192)	8,697
Amortization of deferred loan costs	233	—	—	—	233
Interest, net	2,062	49	(1,035)	—	1,076
Total expenses	59,678	3,151	298	(3,516)	59,611
Equity in subsidiary income	4,825	—	—	(4,825)	—
Income (loss) before income taxes	27,964	4,142	4,235	(4,825)	31,516
Income tax provision (benefit)	9,711	1,738	1,778	—	13,227
Net income (loss) before minority interest	18,253	2,404	2,457	(4,825)	18,289
Minority interest in consolidated subsidiary	—	36	—	—	36
Net income (loss)	$18,253	$2,368	$2,457	$(4,825)	$18,253

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT SEPTEMBER 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,011	$2,699	$313	$—	$13,023
Accounts receivable	26,261	630	112	(554)	26,449
Inventories	1,784	—	—	—	1,784
Commodity derivatives	3,680	—	—	—	3,680
Prepaid expenses and other current assets	6,255	279	491	—	7,025
TOTAL CURRENT ASSETS	47,991	3,608	916	(554)	51,961
PROPERTY, PLANT & EQUIPMENT, NET	194,683	21,294	14,938	(21,664)	209,251
COMMODITY DERIVATIVES	950	—	—	—	950
INVESTMENTS IN AFFILIATES	83,098	—	—	(83,098)	—
OTHER	6,999	46	—	—	7,045
TOTAL ASSETS	$333,721	$24,948	$15,854	$(105,316)	$269,207
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$33,109	$816	$59	$(820)	$33,164
Undistributed revenue payable	4,422	70	—	—	4,492
Income taxes payable	4,853	—	—	—	4,853
Current maturities of long-term debt	—	—	124	—	124
Commodity derivatives	39,603	—	—	—	39,603
Repurchase common stock	—	—	—	—	—
TOTAL CURRENT LIABILITIES	81,987	886	183	(820)	82,236
LONG-TERM DEBT	149,146	—	9,796	—	158,942
DEFERRED INCOME TAXES	4,604	(3604)	—	—	1,000
ASSET RETIREMENT OBLIGATIONS	22,553	1,548	439	—	24,540
INTERCOMPANY PAYABLES (RECEIVABLES)	72,942	(54,996)	(17,946)	—	—
OTHER LIABILITIES	21,874	—	—	—	21,874
TOTAL LIABILITIES	353,106	(56,166)	(7,528)	(820)	288,592
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,385)	81,114	23,382	(104,496)	(19,385)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$333,721	$24,948	$15,854	$(105,316)	$269,207

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT DECEMBER 31, 2004
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,075	$1,590	$50	$—	$54,715
Accounts receivable	16,306	904	545	—	17,755
Inventories	1,079	—	—	—	1,079
Commodity derivatives	5,300	—	—	—	5,300
Notes receivable—officer	—	1,420	—	—	1,420
Prepaid expenses and other current assets	7,249	110	187	—	7,546
TOTAL CURRENT ASSETS	83,009	4,024	782	—	87,815
PROPERTY, PLANT & EQUIPMENT, NET	151,242	32,166	15,155	—	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES	63,449	—	—	(63,449)	—
OTHER	7,613	36	—	—	7,649
TOTAL ASSETS	$310,168	$36,226	$15,937	$(63,449)	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,326	$712	$347	$—	$19,385
Undistributed revenue payable	4,053	721	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Repurchase common stock	5,316	—	—	—	5,316
TOTAL CURRENT LIABILITIES	29,215	1,433	474	—	31,122
LONG-TERM DEBT	149,043	4,684	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	20,750	2,012	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	30,513	(16,982)	(13,531)	—	—
TOTAL LIABILITIES	261,729	(8,853)	(2,820)	—	250,056
MINORITY INTEREST	—	387	—	—	387
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	48,439	44,692	18,757	(63,449)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$310,168	$36,226	$15,937	$(63,449)	$298,882

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Successor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$22,242	$6,945	$4,688	$—	$33,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(49,826)	(9,349)	(8)	—	(59,183)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Proceeds from sale of oil and gas properties	—	44,619	—	—	44,619
Notes receivable—officers and employees	(50)	1,420	—	—	1,370
Expenditures for property and equipment and other	(1,352)	(15)	—	—	(1,367)
Net cash (used in) provided by investing activities	(65,856)	36,675	(8)	—	(29,189)
Net proceeds from (repayments of) intercompany borrowings	3,978	(974)	(3,004)	—	—
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(39,000)	(4,684)	(22)	—	(43,706)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Repurchase common stock	(5,301)	—	—	—	(5,301)
Increase in deferred loan costs	(664)	—	—	—	(664)
Net cash used in financing activities	(36,987)	(6,365)	(3,026)	—	(46,378)
Net (decrease) increase in cash and cash equivalents	(80,601)	37,255	1,654	—	(41,692)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715
Cash and cash equivalents, end of period	$(27,526)	$38,845	$1,704	$—	$13,023

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$25,090	$4,830	$3,500	$—	$33,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(9,073)	(2,734)	(200)	—	(12,007)
Acquisition of Marquez Energy		1,328			1,328
Proceeds from sale of oil and gas properties	1,526	—	—	—	1,526
Proceeds from sale of other property and equipment	—	2,248	228	—	2,476
Notes receivable—officers and employees	3,530	—	—	—	3,530
Expenditures for property and equipment and other	(257)	(1)	—	—	(258)
Net cash (used in) provided by investing activities	(4,274)	841	28	—	(3,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	7,513	(3,940)	(3,573)	—	—
Proceeds from long-term debt	—	4,685	—	—	4,685
Principal payments on long-term debt	(19,000)	(4,625)	—	—	(23,625)
Distribution payments to Marquez Energy members	—	(10)	—	—	(10)
Increase in deferred loan costs	(60)	—	—	—	(60)
Net cash used in financing activities	(11,547)	(3,890)	(3,573)	—	(19,010)
Net (decrease) increase in cash and cash equivalents	9,269	1,781	(45)	—	11,005
Cash and cash equivalents, beginning of period	8,372	—	45	—	8,417
Cash and cash equivalents, end of period	$17,641	$1,781	$—	$—	$19,422

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in our Registration Statement on Form S-4/A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005, as well as with the financial statements and related notes and the other information appearing elsewhere in this quarterly report. As used in this quarterly report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Venoco, Inc. and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since the change in our senior management that occurred in June 2004, we have returned to our historical strategy of devoting substantial resources to exploration, exploitation and development projects on our properties. Pursuit of this strategy has led to increases in our oil and natural gas production. Average net production rose from 10,898 barrels of oil equivalent per day (“BOE/d”) in the first nine months of 2004 to 11,565 BOE/d in the same period in 2005. Due to delays in implementing several projects,  mechanical problems at a well in the South Ellwood field, and some periods of limited production capacity due to platform equipment repair and well maintenance, average net production in the third quarter declined to 10,444 BOE/d in the third quarter of 2005 from 11,201 BOE/d in the third quarter of 2004. We believe that these operational issues have been resolved. We currently project that average net production will be 11,000-12,000 BOE/d for both the fourth quarter of 2005 and for 2005 as a whole and will increase in 2006. Because of the anticipated overall increases in production and the effect of our hedging program, we expect our revenue, not including the effect of non-cash, unrealized derivative gains and losses, to increase in both 2005 and 2006 compared to the previous year even if oil and natural gas prices decline moderately. Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through June 2009, while often allowing upside participation. See “—Qualitative and Quantitative Disclosures About Market Risk.” We believe that continued pursuit of our strategy will also allow us to increase our proved reserves in 2006 and subsequent years. Rising oil and natural gas prices have, however, created substantial unrealized commodity derivative losses in the first nine months of 2005 which have served to suppress earnings reported in the period. In the first nine months of 2005 these unrealized losses resulting from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions included in commodity derivative losses in the income statement totaled $44.2 million, of which amount $16.2 million was incurred in the third quarter. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production.

Capital Expenditures

We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects. Our exploration, exploitation and development capital expenditure budget for 2005, not including acquisitions, is currently anticipated to total between $70 and $80 million, more than triple capital expenditures of $23.2 million in 2004. We spent $57.1 million of this amount in the first nine months of the year, consisting of $41.6 million for drilling and rework activities, $12.9 million for facilities and $2.6 million for exploration projects. We drilled sixteen new onshore wells to total depth in the period and recompleted 35 additional onshore wells. Offshore, we drilled four wells to total depth and recompleted three wells. In addition, we spent a net of $24.7 million on acquisitions in the first nine months of 2005. (see “Acquisitions and Divestitures” below.)

We also pursued a number of other projects, including an expansion of our field work relating to the possible return to production of platform Grace in the Santa Clara field. In March 2003, we granted an option to Crystal Energy LLC to lease or purchase platform Grace for use in accepting, vaporizing, transporting and selling liquid natural gas delivered to the platform by tanker. On April 18, 2005, Crystal Energy informed us that it intends to exercise the option to purchase the platform for $10 million. It is possible that the purchase could delay or prevent the return of the platform to production. The purchase is contingent upon, among other things, the execution of a mutually acceptable purchase agreement and the receipt of regulatory approvals. We expect to achieve a resolution of these issues this year.

Additional projects being implemented in the fourth quarter of 2005 include the drilling of an exploration well to the Monterey formation in the South Ellwood field and multiple new wells in the Sacramento Basin.

Our preliminary estimate of our exploration, exploitation and development capital expenditure budget for 2006 is $125 million. Projects we expect to pursue in 2006 include the drilling of over 50 wells in the Sacramento Basin and the redrilling of approximately six wells in the Santa Clara field. We also expect to pursue a number of projects in the Sockeye field, including the drilling of a new exploration well, the drilling of a dual completion well to the Upper and Lower Topanga formations, the recompletion of a well drilled to the Upper Topanga formation and the installation of an electric submersible pump.

The aggregate levels of capital expenditures for the balance of 2005 and for 2006, and the allocation of such expenditures, are dependent on a variety of factors, including the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.

Acquisitions and Divestitures

We completed our acquisition of Marquez Energy, a Colorado limited liability company majority owned and controlled by Timothy Marquez, on March 21, 2005. According to a reserve report prepared by NSAI, Marquez Energy had proved reserves of approximately 2.0 MMBOE as of December 31, 2004. The purchase price for the membership interests in Marquez Energy was $16.6 million. The purchase price was based on the members’ equity on Marquez Energy’s unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Quantities of proven reserves were as set forth by NSAI in the December 31, 2004 reserve report. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25.0 million, including assumption of debt.

By purchasing Marquez Energy, we acquired natural gas properties in the Sacramento Basin in California that we believe possess significant exploitation, development and exploration potential. These properties, which Marquez Energy acquired beginning in January 2004, are complementary to our other properties in the Sacramento Basin. Marquez Energy’s average net production in the first quarter of 2005 was approximately 500 BOE/d. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the first nine months of 2005 and for the third and fourth quarters of 2004 include Marquez Energy. For the same reason, the acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez

Energy have been combined with Venoco’s financial results since July 1, 2004. See Notes 1 and 2 to our interim condensed consolidated financial statements.

In September 2005, we acquired a 100% working interest in the Willows-Beehive Bend Gas Field, a 100% working interest in the Bounde Creek Gas Field and a 65% working interest in the Arbuckle Field for an aggregate net price of $10.1 in cash. We operate all of the acquired fields, which are located in the Sacramento Basin in California.

On March 31, 2005, we completed the sale of our Big Mineral Creek field, located in Grayson County, Texas, to BlackWell Energy Group, LLC for $44.6 million. The transaction was given economic effect as of February 1, 2005. As of December 31, 2004, the field had proved reserves of approximately 3.4 MMBOE, according to a report by NSAI. Average net production at the field was approximately 547 BOE/d in the first quarter of 2005. Pursuant to Section 1031 of the Internal Revenue Code, we effected a like-kind exchange of a portion of the Big Mineral Creek field representing approximately $15.0 million of the total sale price for certain Marquez Energy properties and properties acquired from third parties. The like-kind exchange provisions resulted in the deferral of a portion of income taxes related to the gain on sale. We did not recognize a gain on sale for financial reporting purposes, but applied the net sales proceeds to reduce the capitalized costs of our oil and natural gas properties in accordance with our full-cost accounting method.

During 2004, our CEO, Tim Marquez, increased his beneficial ownership in our company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of our common shares (18,510,000 common shares) from two of our former officers and their respective affiliates. On December 22, 2004, we merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez and his wife. As a result of this merger, Mr. Marquez acquired beneficial ownership of the remaining 6% of our common stock.

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

Trends Affecting our Results of Operations

Oil and natural gas prices have increased significantly since the beginning of 2004. Rising prices contributed to an increase in our oil and natural gas sales and revenues in both 2004 and 2005 compared to 2003. Prices continued to rise in the first nine months of 2005, leading, together with an increase in production volumes, to a 35% increase in oil and natural gas sales compared to the same period in 2004, although unrealized commodity derivative losses led to a decline in total revenues compared to the first nine months of 2004. Unrealized commodity derivative losses result from mark-to-market valuations of some of our derivative positions due to rising oil and natural gas prices. Any payments due to counterparties in the future on these derivatives will ultimately be funded by higher oil and natural gas prices received from the sale of production. See note 4 to our interim condensed consolidated financial statements.

Our production of oil and natural gas has increased since the change in our senior management that occurred in June 2004. Average net production has risen from 10,898 BOE/d in the first nine months of 2004 to  11,565 BOE/d in the same period in 2005. Average net production in the third quarter of 2005 of 10,444 BOE/d was, however, down from 11,201 BOE/d in the third quarter of 2004. We believe that this third quarter reduction is temporary in that it relates to delays in implementing several projects, mechanical problems at a well in the South Ellwood field and some periods of limited production capacity due to platform equipment repair and well maintenance, and we believe that all of these issues were remedied in late October 2005. We expect our average net production to be approximately 11,000 to 12,000 BOE/d in the fourth quarter. We also expect production volumes in 2006 to exceed 2005 levels. As a result of the expansion of our exploration, exploitation and development activities, our total general and administrative costs have risen. We expect that increasing production volumes will result in lower general and administrative costs and lower lease operating costs on a unit of production basis in 2006.

Oil and Gas Production and Prices

	Three Months Ended September 30,(1)			Nine Months Ended September 30,(1)
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Production Volume
Natural Gas (Mcf/d)	1,920,544	1,507,948	27%	5,652,442	4,080,963	39%
Oil (Bbls/d)	640,711	779,243	(18)%	2,215,192	2,305,960	(4)%
BOE	960,802	1,030,567	(7)%	3,157,266	2,986,121	6%
Daily Average Production Volume
Natural Gas (Mcf/d)	20,875	16,391	27%	20,705	14,894	39%
Oil (Bbls/d)	6,964	8,470	(18)%	8,114	8,416	(4)%
BOE/d	10,444	11,201	(7)%	11,565	10,898	6%
Oil Price per Barrel Produced (in dollars)
Realized price before hedging loss	$52.50	$36.78	43%	$44.09	$33.32	32%
Realized hedging loss	(13.13)	(6.27)	109%	(6.85)	(4.53)	51%
Net realized	$39.37	$30.51	29%	$37.24	$28.79	29%
Natural Gas Price per Mcf (in dollars)
Realized price before hedging gain (loss)	$7.27	$5.52	32%	$6.58	$5.56	18%
Realized hedging gain (loss)	.07	(.06)	217%	(.04)	(.16)	75%
Net realized	$7.34	$5.46	32%	$6.54	$5.40	21%
Average Sales Price per BOE	$40.42	$30.49	33%	$37.34	$29.83	27%

(1)          Production in the first nine months of 2005 includes Marquez Energy, which was acquired in March 2005. Production for the first nine months of 2004 includes Marquez Energy’s production only for the third quarter. Inclusion of Marquez Energy’s production in the first quarter of 2005 and the third quarter of 2004 is due to the application of requirements for reporting combined statements for companies under common control.

Bbl—Barrel

Mcf—Thousand cubic feet

BOE—Barrel of oil equivalent (computed on an energy equivalent basis of six MCF equals one Bbl)

Oil and gas production increased in the first nine months of 2005 over the comparable period of 2004 primarily because of our resumed focus on project exploitation and development activities. Average daily production net to our interest increased from 10,898 BOE/d in the first nine months of 2004 to 11,565 BOE/D in the first nine months of 2005. Third quarter 2005 production of 10,444 BOE/d was down from 11,201 BOE/d in 2004 due to the previously described delays in project implementation, mechanical problems at a well in the South Ellwood field and periods of limited production capacity due to platform equipment repair and well maintenance. We believe that all of these issues were resolved in October, 2005.

We use price hedging arrangements to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through June 2009; see Note 4 to our interim condensed consolidated financial statements. During the third quarter of 2005, our realized net losses on hedging activities decreased oil revenue by $8.4 million, or $13.13 per Bbl., and increased gas revenue by $0.1 million, or $.07 per Mcf. During the third quarter 2004, our realized net losses on hedging activities decreased oil revenue by $4.9 million, or $6.27 per Bbl., and gas revenue by $0.1 million, or $ 0.06 per Mcf. During the nine months ended September 30, 2005, our realized net losses on hedging activities decreased oil revenue by $15.2 million, or $6.85 per Bbl., and decreased gas revenue by $0.2 million, or $.04 per Mcf. During the nine months ended September 30, 2004, our realized net losses on hedging activities decreased oil revenue by $10.4 million, or $4.53 per Bbl., and gas revenue by $0.6 million, or $ 0.16 per Mcf.

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

The following table sets forth our costs and expenses on a barrel of oil equivalent basis for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase/ Decrease	2005	2004	Increase/ Decrease
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
Expense per BOE
Production expenses(1)	$14.31	$12.21	17%	$12.05	$11.82	2%
Transportation expenses	.48	.76	(37)%	.53	.74	(28)%
Depreciation, depletion, amortization and impairment	5.86	3.50	67%	4.79	3.68	30%
General and administrative expense(2)	3.07	2.87	7%	3.37	2.91	16%
Interest expense, net	3.50	.43	714%	3.22	.36	794%

(1)          Production expenses are defined as oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Results of Operations

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Net loss for the third quarter 2005 was $1.8 million compared to net income of $6.9 million for the third quarter of 2004. The third quarter 2005 net loss includes a $24.5 million commodity derivative loss ($8.3 million realized) versus a $5.8 million commodity derivative loss ($5.0 million realized) in the third quarter of 2004. Increased debt levels in 2005 resulted in net interest expense increasing $2.9 million to $3.3 million in the third quarter of 2005 from $0.4 million in the third quarter of 2004.

Oil and gas sales were $47.3 million, a 28% increase from the third quarter of 2004 oil and gas sales of $36.8 million. Oil sales increased $4.8 million (17%) because of a 43% increase in realized oil prices partially offset by the effect of a decrease in oil production volumes. Natural gas sales increased $5.7 million (68%) because of an increase in sales quantities of 27% as well as an increase in prices received for gas sales of 32%. Revenues were reduced by both the realized and unrealized components of commodity derivative losses as described above. Other revenues decreased $1.2 million.

Expenses for the third quarter of 2005 increased $5.9 million, or 28%, to $26.8 million compared to $20.9 million in the third quarter of 2004. Interest expense increased $2.9 million, or 659%, due to increased debt levels resulting from the issuance of our $150 million senior notes in December 2004. Oil and natural gas production expenses increased $1.2 million (9%) due to increased field activities compared to the third quarter of 2004. General and administrative expenses remained constant at $3.0 million. General and administrative expenses in the quarter ended September 30, 2004 included non-recurring severance payments paid as a result of changes of several personnel positions during the quarter. Ongoing general and administrative expenses were higher during the quarter ended September 31, 2005 due to increases in technical staff and higher professional fees related to accounting and information technology system conversions and enhancement costs incurred in the quarter. Depletion, depreciation, amortization and impairment expenses increased 56%. The primary reason for the increase was an increase in the rate per unit due to an increase in estimated future development costs reflected in a new reserve report as of September 1, 2005 and a decrease in reserves at December 31, 2004. This increased the depletion rate per unit, a factor that was partially offset by a decrease in production volumes. Amortization of deferred loan costs increased $0.2 million due to amortization of costs associated with the senior notes (see Note 5 to our interim condensed consolidated financial statements). Transportation expense and accretion of abandonment liability changes were the result of ordinary business fluctuations and timing.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2005 was $0.1 million, compared to net income of $18.3 million for the nine months ended September 30, 2004. The three largest factors causing the change were the substantial increase in unrealized derivative losses in 2005 and the increased interest expense as a result of an increase in debt, partially offset by an increase in oil and gas revenues. Earnings for the first nine months of 2005 include a $59.7 million commodity derivative loss ($15.4 million realized) compared to a $12.8 million commodity derivative loss ($11.1 million realized) for the nine months ended September 30, 2004. Net interest expense totaled $10.2 million for the first nine months of 2005 compared to $1.1 million for the first nine months of 2004.

Oil and gas sales for the nine months ended September 30, 2005 were $134.7 million, a 35% increase from oil and gas sales for the first nine months of 2004 of $99.8 million. Oil sales increased $20.4 million (26%) because of a 32% increase in realized oil prices, partially offset by a 4% decrease in production volumes due to operational issues in the third quarter. Natural gas sales increased $14.5 million (64%) because of an increase in sales quantities of 39% as well as an increase in prices received for gas sales of 18%. Commodity derivative losses increased $46.9 million in first nine months of 2005 due to a $42.5 million increase in unrealized commodity derivative losses as compared to the same period in 2004. Other revenues decreased $1.3 million.

Expenses for the first nine months of 2005 increased $18.7 million, or 31%, to $78.3 million compared to $59.6 million in the first nine months of 2004. Interest expense, which accounted for $9.1 million of the total increase in expenses, increased 846% due to increased debt levels resulting from the issuance of $150 million of our senior notes in December 2004. Oil and natural gas production expenses increased $2.7 million (8%) due to the increased field activity in 2005. General and administrative expenses increased $2.0 million (23%) due to increases in technical staff, higher professional fees related to accounting and information technology systems conversions and enhancements and the fact that only three months of expenses of Marquez Energy were included in the period in 2004. Depletion, depreciation, amortization and impairment expenses increased $4.1 million due to an increase in estimated future development costs, increased production volumes and a decrease in reserves at December 31, 2004. These factors increased the depletion rate per unit. Amortization of deferred loan costs increased $1.1 million due to amortization of costs associated with the senior notes (see Note 5 to our interim condensed consolidated financial statements) and a write-off of deferred loan costs related to a reduction in the available borrowing base on the revolving credit facility from $50 million to $40 million. The borrowing base was increased to $80 million effective September 30, 2005.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash provided by operating activities	33,875	$33,420
Cash used in investing activities	(29,189)	(3,405)
Cash used in financing activities	(46,378)	(19,010)

Net cash provided by operating activities was $33.9 million for the first nine months of 2005, compared with $33.4 million in the first nine months of 2004. Cash flows from operating activities as compared to the prior year’s first nine months were favorably impacted primarily by a $10.4 million increase in revenues from oil and natural gas sales. Oil and natural gas sales increased due to increased production from development activity, the acquisition of Marquez Energy and increased commodity prices. Increases in production were partially offset in the second and third quarters by the loss of production from the Big Mineral Creek field which was sold on March 31, 2005. Cash flows from operating activities as compared to the prior year’s first nine months were negatively impacted primarily by the previously described increases in realized commodity derivative losses and other previously described expenses, and by payments of net premiums paid on derivative contracts of $18.4 million.

Net cash used in investing activities was $29.2 million in the first nine months of 2005 and consisted primarily of $14.6 million in expenditures to acquire Marquez Energy and $59.2 million in expenditures for oil and gas properties including drilling, completion, development costs and acquisitions. The $59.2 million total reported cash expended for oil and gas properties is derived from $67.1 million in costs incurred reduced by $7.9 million in accrued amounts payable at September 30, 2005. These uses were offset primarily by $44.6 million in net proceeds from the sale of oil and gas properties.

Net cash used in financing activities was $46.4 million and $19.0 million in the first nine months of 2005 and 2004, respectively. Net cash used in the first nine months of 2005 resulted primarily from the payment of a $35 million dividend to our sole stockholder, $5.3 million paid to purchase the interests of minority shareholders and principal repayments on long-term debt of $43.7 million, partially offset by $39.0 million in new borrowings under our credit agreement.

Capital Resources and Requirements

We plan to make substantial capital expenditures in the future for the acquisition, exploitation, development and exploration of oil and natural gas properties. For the year 2005 we expect to make aggregate capital expenditures of approximately $70-$80 million not including property acquisitions. We spent approximately $54.5 million through September 30, 2005 on drilling and rework activity and facilities offshore on platforms Holly and Gail and onshore in the Sacramento Basin area. In addition we  spent $24.7 on property acquisitions, including the acquisition of Marquez Energy in March 2005 and other producing properties that were acquired in September. The timing of approximately $8.6 million of originally budgeted 2005 expenditures regarding the return to production of platform Grace is being reviewed. Success in negotiating and closing significant new acquisitions would result in increases in our aggregate 2005 capital expenditures.

Additional cash was utilized in the first quarter for payment of a dividend of $35 million to the Company’s sole stockholder, a trust controlled by Timothy Marquez, our chief executive officer and chairman, and his wife. Additional cash dividends are not currently anticipated to be paid in 2005.

Our credit agreement currently has a borrowing base of $80 million. The credit agreement will mature on November 4, 2007. Revolving loans made under the credit agreement are designated, at our option, as either “Base Rate Loans” or “LIBO Rate Loans”. Base Rate Loans bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus one-half of 1.00% plus (ii) an applicable margin ranging from 0.25% to 1.00%, based upon amounts borrowed under the credit agreement. LIBO Rate Loans bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.50%, based also upon amounts borrowed. At November 14, 2005, there were no loans outstanding under the credit agreement. A commitment fee ranging from .35% to 0.50% per annum is payable with respect to unused borrowing availability under the credit agreement. The credit agreement contains a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. As of September 30, 2005, we were in compliance with all of our debt covenants.

In December 2004, we sold $150.0 million in aggregate principal amount of our 8.75% senior notes due 2011 in a private placement. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes pursuant to which we agreed to file and to use our reasonable best efforts to cause to be declared effective by the SEC a registration statement with respect to the exchange of the originally issued notes for new notes that were registered under the Securities Act of 1933. We did so and our Registration Statement on Form S-4 became effective on April 20, 2005. The exchange offer commenced on April 25, 2005 and expired on May 27, 2005. We did not receive any proceeds from the exchange offer, which we made to fulfill our obligations under the registration rights agreement. Pursuant to the exchange offer, we issued the new notes in exchange for the previously outstanding notes. The terms of the new notes are identical in all material respects to those of the old notes, except that the new notes (i) have been registered under the Securities Act and therefore are not subject to certain restrictions on transfer applicable to the old notes and (ii) do not have registration rights or provide for any additional interest related to the obligation to register. All of the old notes were exchanged for new notes.

To date, we have financed our 2005 capital expenditures with a portion of the proceeds of the offering of our notes, cash on hand and short-term borrowings under the credit agreement. We anticipate funding the remainder of our capital program and meeting our other needs for liquidity primarily with cash flow from operations and from cash on hand. Our credit agreement has undrawn funds availability of $80 million but we do not currently expect to use those funds to finance our capital expenditures except with respect to short term working capital needs.

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

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the company and the oil and gas industry. Such forward-looking statements may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are frequently identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed in our Registration Statement on Form S-4 filed on April 20, 2004 could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Registration Statement on Form S-4 filed on April 20, 2004 are incorporated herein by reference.

Item 3.                        Qualitative and Quantitative Disclosures About Market Risk

The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. To the extent we borrow amounts under our credit agreement, we are subject to interest rate risk because such amounts bear interest at variable rates. At November 14, 2005, there were no loans outstanding under the credit agreement.

Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for 79% of our oil production and 19% of our natural gas production during the quarter ended September 30, 2005.

As of September 30, 2005, we had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at September 30, 2005 for production:
October 1 – December 31, 2005	9,471	$37.73	5,471	$47.17
January 1 – December 31, 2006	8,500	$45.34	5,000	$53.56
January 1 – December 31, 2007	4,313	$43.96	4,313	$68.99
January 1 – December 31, 2008	2,946	$52.00	2,946	$75.00
January 1 – June 30, 2009	2,170	$50.00	2,170	$75.00

As of September 30, 2005, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at September 30, 2005 for production:
October 1 – December 31, 2005	14,000	$6.09	4,000	$6.77
January 1 – December 31, 2006	21,000	$7.06	15,000	$11.04
January 1 – December 31, 2007	6,000	$6.00	6,000	$8.40

Our portfolio of commodity derivative transactions as of September 30, 2005 is summarized below:

Crude Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	4,471	$38.00 – $47.10	Jan 1, 05 – Dec 31, 05
Collar	NYMEX	1,000	$38.00 – $47.50	Jan 1, 05 – Dec 31, 05
Put	NYMEX	2,000	$36.00 Floor	Jan 1, 05 – Dec 31, 05
Put	NYMEX	2,000	$38.70 Floor	Jan 1, 05 – Dec 31, 05
Swap	NYMEX	1,000	$57.00 Fixed	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	2,000	$40.00 – $51.00	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	1,000	$40.00 – $51.05	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	1,000	$40.00 – $57.75	Jan 1, 06 – Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1, 06 – Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1, 06 – Dec 31, 06
Put	NYMEX	1,500	$57.00 Floor	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	2,000	$40.00 – $65.80	Jan 1, 07 – Dec 31, 07
Collar	NYMEX	1,000	$40.00 – $67.50	Jan 1, 07 – Dec 31, 07
Collar	NYMEX	1,600	$53.00 – $75.00	Jan 1, 07 – Jun 30, 07
Collar	NYMEX	1,030	$53.00 – $75.00	Jul 1, 07 – Dec 31, 07
Collar	NYMEX	3,450	$52.00 – $75.00	Jan 1, 08 – Jun 30, 08
Collar	NYMEX	2,450	$52.00 – $75.00	Jul 1, 08 – Dec 31, 08
Collar	NYMEX	2,170	$50.00 – $75.00	Jan 1, 09 – Jun 30, 09

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Physical Sale	SoCal	2,000	$4.85 Floor(1)	Apr 1, 05 – Sep 30, 06
Put	NYMEX	5,000	$5.80 Floor	Jan 1, 05 – Dec 31, 05
Basis Swap	PG&E Citygate	5,000	$(0.150)(2)	Jan 1, 05 – Dec 31, 05
Put	PG&E Citygate	5,000	$6.00 Floor	Jan 1, 05 – Dec 31, 05
Swap	PG&E Citygate	4,000	$6.765 Fixed	Apr 1, 05 – Dec 31, 05
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	4,000	$6.00 – $8.50	Jan 1, 06 – Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035)(3)	Jan 1, 06 – Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1, 06 – Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00 – $9.45	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	6,000	$9.00 – $15.00	Jan 1, 06 – Dec 31, 06
Collar	NYMEX	6,000	$6.00 – $8.40	Jan 1, 07 – Dec 31, 07

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

Since September 30, 2005 and through November 14, 2005 we have not entered into any additional commodity price hedging contracts. We did extend the above referenced physical sale through December 31, 2006 at a price of $5.899 after November 1, 2005.

Changes in Fair Value

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per barrel increase in the price of oil and a  $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	September 30, 2005
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(29.6)	$(13.4)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	(29.7)	(21.5)

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the cash gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per barrel for oil and $1.00 per MMBtu for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. In the event of actual changes in all months equal to the assumptions, the fair value of our derivative portfolio would typically change less then that shown in the table due to the fact that many of such changes would be within the range of our derivative collars where the movement in fair value would typically be less then the changes in commodity prices.

We have NYMEX put options with a weighted average strike price of $37.35 per barrel on 4,000 barrels of oil per day in 2005 and $48.11 per barrel on 3,500 barrels of oil per day in 2006. We also have put options with a weighted average strike price of $5.91 per MMBtu on 11,000 MMBtus of natural gas per day in 2005 and $6.00 per MMBtul on 6,000 MMBtus of natural gas per day in 2006. These put options cost an average of $1.33 per barrel and $0.28 per MMBtu for 2005 and $2.83 per barrel and $0.46 per MMBtu for 2006 (a total of $7.7 million), which was paid when the  put options were contracted. Such amount is not included in the fair value of derivatives in the foregoing table.

See Note 5 to our interim condensed consolidated financial statements for discussion of our long-term debt as of September 30, 2005, all of which is at a fixed rate.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-4/A (Registration

no.333-1237111) as filed with the Securities and Exchange Commission on April 20, 2005 (the “Registration Statement”) and Note 2, Summary of Significant Accounting Policies, included in the notes to the financial statements in the Registration Statement, and in the notes to the financial statements included in Item 1 of this Form 10-Q for a description of critical accounting policies and estimates.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Timothy Marquez, our chief executive officer, and David Christofferson, our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the evaluation, they believe that:

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

As reported in our Current Report on Form 8-K filed on November 7, 2005, we have determined that the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2005 should be restated in order to correct our accounting for an acquisition completed in the first quarter of 2005. Following that determination, we commenced, and are currently engaged in, a review of the adequacy of our current levels of accounting staff with a view towards enhancing our disclosure controls and procedures, particularly with respect to GAAP accounting and financial reporting, potentially by adding additional staff.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 7 to our interim condensed consolidated financial statements.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our Current Reports on Form 8-K filed on August 31, 2005 and August 18, 2005, we granted options to purchase shares of our common stock to Mark DePuy, our Vice President, Northern Assets, and to each of our non-employee directors. Each grant of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that act. The persons to whom options were granted represented their intention to acquire the options and underlying shares of common stock for investment only and not with a view to or for sale in connection with any unregistered distribution thereof. The grants of the options were made without general solicitation or advertising. In addition, the persons to whom options were granted had access to information concerning our company, including through our public filings with the SEC, comparable to the information that would have been provided in a registration statement had the grants been registered.

Item 3.                        Defaults Upon Senior Securities

Not Applicable

Item 4.                        Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.                        Other Information

See Item 2 above.

Item 6.                        Exhibits

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of Venoco, Inc.
3.2	Restated Bylaws of Venoco, Inc.
10.1	Employment Agreement, dated as of August 15, 2005, by and between Venoco, Inc. and Mark DePuy.
10.2	Non-Qualified Stock Option Agreement, dated as of August 15, 2005, by and between Venoco, Inc. and Mark DePuy.
10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors.
10.4	Form of Non-Qualified Stock Option Agreement for Non-Executive Officer Employees.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2005	VENOCO, INC.
	By:	/s/ Timothy M. Marquez
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
	By:	/s/ David B. Christofferson
Name: David B. Christofferson
Title: Chief Financial Officer