Form 10-Q/A
period 2005-03-31
Venoco, Inc.
filed 2005-11-22
CIK 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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
370 17th Street, Suite 3260
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

As of March 31, 2005, there were 32,692,500 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q/A for the Quarterly Period Ended March 31, 2005
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2005 (Successor) and December 31, 2004 (Successor)	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 (Successor) and the Three Months Ended March 31, 2004 (Predecessor)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Successor) and the Three Months Ended March 31, 2004 (Predecessor)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits and Reports on Form 8-K	35
Signatures		37

EXPLANATORY NOTE

This Amendment to the Quarterly Report of Venoco, Inc. (the “Company”) on Form 10-Q/A
for the quarterly period ended March 31, 2005 is being filed in order to reflect the restatement of the Company’s previously issued quarterly condensed consolidated financial statements for the quarter ended March 31, 2005 (the “Original Filing”) as discussed in Note 2 to the condensed consolidated financial statements included in Item 1.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates only Part I of the Original Filing and amends and restates that Part solely as a result of and to reflect the Restatement and to add Note 9 to the condensed consolidated financial statements regarding stock option issuances. Part I has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events other than the stock split effected on November 8, 2005 and described in Note 1 to the condensed consolidated financial statements. Certain information, including forward-looking statements in the Original Filing regarding anticipated production and capital expenditures, have been superceded by disclosures made by the Company since the date of the Original Filing, including in the Company’s current report on Form 8-K dated November 17, 2005. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, and 32, respectively.

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	March 31, 2005	December 31, 2004
	(Successor)	(Successor)
	As restated (See Note 2)	As restated (See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$54,715
Accounts receivable	23,280	17,755
Inventories	1,105	1,079
Income tax receivable	2,670	3,906
Commodity derivatives	677	5,300
Notes receivable—officer	—	1,420
Prepaid expenses and other current assets	4,650	3,640
Total current assets	37,406	87,815
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	44,619	—
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $3,444 and $3,317 were excluded from amortization at March 31, 2005 and December 31, 2004, respectively)	184,916	214,842
Drilling equipment	7,598	7,594
Other property and equipment	25,967	25,857
Total property, plant and equipment	218,481	248,293
Less accumulated depletion, depreciation, amortization and impairment	55,383	49,730
Net property, plant and equipment	163,098	198,563
OTHER ASSETS:
Commodity derivatives	1,146	4,855
Deferred loan costs	6,541	6,596
Other	1,099	1,053
Total other assets	8,786	12,504
TOTAL ASSETS	$253,909	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,137	$19,385
Undistributed revenue payable	4,540	4,774
Current maturities of long-term debt	121	127
Commodity derivatives	20,713	1,520
Repurchase of common stock	109	5,316
Total current liabilities	46,620	31,122
LONG-TERM DEBT	171,934	163,542
DEFERRED INCOME TAXES	14,859	32,208
ASSET RETIREMENT OBLIGATIONS	23,122	23,184
COMMODITY DERIVATIVES	12,266	—
Total liabilities	268,801	250,056
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	387
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (75,000,000 shares authorized; 32,692,500 shares issued and outstanding at March 31, 2005 and December 31, 2004)	327	327
Additional paid-in capital	21,057	31,085
Retained earnings (deficit)	(26,713)	15,104
Accumulated other comprehensive income (loss)	(9,563)	1,923
Total stockholders’ equity (deficit)	(14,892)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$253,909	$298,882

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
	As restated (See Note 2)
REVENUES:
Oil and natural gas sales	$42,038	$30,825
Commodity derivative losses	(29,160)	(2,762)
Other	1,079	1,039
Total revenues	13,957	29,102
EXPENSES:
Oil and natural gas production	11,930	11,231
Transportation expense	680	748
Depletion, depreciation, amortization and impairment	5,653	4,021
Accretion of abandonment liability	442	360
General and administrative, net of amounts capitalized	3,116	2,435
Amortization of deferred loan costs	345	69
Interest, net	3,497	328
Total expenses	25,663	19,192
Income (loss) before income taxes	(11,706)	9,910
Income tax provision (benefit)	(4,930)	4,131
Income (loss) before minority interest	(6,776)	5,779
Minority interest in consolidated subsidiary	42	—
Net income (loss)	(6,818)	5,779
Preferred stock dividends	—	(2,116)
Net income (loss) applicable to common equity	$(6,818)	$3,663

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
	As restated (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,818)	$5,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	5,653	4,021
Accretion of abandonment liability	442	360
Deferred income taxes	(6,167)	2,873
Amortization of deferred loan costs and bond discount	387	79
Gain on sale of property and equipment	—	(123)
Change in other liabilities	—	(153)
Change in operating assets and liabilities	(3,427)	(1,080)
Net premiums paid on derivative contracts	(5,420)	—
Changes in unrealized commodity derivatives	26,148	408
Minority interest in undistributed earnings of subsidiary	42	—
Net cash provided by operating activities	10,840	12,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(14,302)	(1,643)
Acquisition of Marquez Energy, LLC	(14,628)	—
Proceeds from sale of oil and gas properties	44,619	1,526
Increase in cash restricted for investment in oil and natural gas properties	(44,619)	—
Notes receivable—officers and employees	1,390	—
Other	(139)	175
Net cash (used in) provided by investing activities	(27,679)	58
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	13,000	—
Principal payments on long-term debt	(4,648)	(7,333)
Distribution payments to Marquez Energy member	(707)	—
Payments of dividends to shareholder	(35,000)	—
Repurchase of common stock	(5,207)	—
Increase in deferred loan costs	(290)	—
Net cash used in financing activities	(32,852)	(7,333)
Net (decrease) increase in cash and cash equivalents	(49,691)	4,889
Cash and cash equivalents, beginning of period	54,715	8,417
Cash and cash equivalents, end of period	$5,024	$13,306
Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$180	$524

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

1.   BASIS OF PRESENTATION

Interim Financial Statements—The accompanying condensed consolidated financial statements of Venoco Inc. are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited 2004 financial statements contained in its Registration Statement on Form S-4/A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005. The results for interim periods are not necessarily indicative of annual results.

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

2.   RESTATEMENT

The Company has restated its consolidated financial statements for the quarter ended March 31, 2005 for the items discussed below. These items resulted in adjustments that reduced net income by $42 thousand for the March 2005 quarter. They also resulted in balance sheet adjustments which decreased total assets by $0.4 million, decreased total liabilities by $3.6 million and increased total stockholders equity by $3.2 million.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that it should have recognized a deferred tax asset related to the difference between the financial accounting and income tax basis of the assets acquired and liabilities assumed in connection with the common control merger with Marquez Energy LLC on March 21, 2005 and that it should have recognized a minority interest in Marquez Energy which existed prior to the acquisition of Marquez Energy by the Company. As a result, the accompanying condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 have been restated from the amounts previously reported to record a deferred tax asset and to recognize a minority interest in Marquez Energy which existed prior to the consummation of the acquisition.

A summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheets as of December 31, 2004 and March 31, 2005 and the Company’s condensed consolidated statements of income for the quarter ended March 31, 2005 is as follows (in thousands):

Condensed Consolidated Balance Sheet Adjustments

	As Previously Reported	Adjustments	As Restated
At March 31, 2005
Property and equipment, net	$163,465	$(367)	$163,098
Total assets	254,276	(367)	253,909
Deferred income taxes	18,463	(3,604)	14,859
Total liabilities	272,405	(3,604)	268,801
Stockholder’s equity	(18,129)	3,237	(14,892)
Total liabilities and stockholders’ equity	$254,276	$(367)	$253,909
At December 31, 2004
Minority Interest	$—	$387	$387
Stockholders’ equity	48,826	(387)	48,439

Condensed Consolidated Statements of Income Adjustments

	As Previously Reported	Adjustments	As Restated
For the three months ended March 31, 2005
Total revenues	$13,605	$352	$13,957
Total expenses	25,311	352	25,663
Minority interest in consolidated subsidiary	—	42	42
Net loss	(6,776)	42	(6,818)

The guarantor financial information presented in Note 14 which is presented in order to isolate the financial information of those subsidiaries which are not guarantors of our 8.75% senior notes as described in Note 6 has also been revised. The financial information of those subsidiaries which are not guarantors of the 8.75% senior notes did not materially change.

3.   ACQUISITION OF PROPERTIES

On March 21, 2005, the Company completed the acquisition of Marquez Energy. The transaction added proved reserves of approximately 2.0 MMBOE as of December 31, 2004, based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The purchase price for the membership interests in Marquez Energy was $16.6 million. The purchase price was based on the member’s equity on Marquez Energy’s unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price, including debt assumption, of $25 million. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay the existing debt. As discussed in Note 1, for financial reporting purposes the acquisition was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

4.   SALES OF PROPERTIES

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

In order to facilitate a possible like-kind exchange of the Company’s BMC property under Section 1031 of the Internal Revenue Code, the proceeds of the sale were deposited with a qualified intermediary. In addition, the equity interests in Marquez Energy are currently being held by an independent entity acting on behalf of the Company to allow a portion of the Marquez Energy properties to be potentially used as replacement properties to the BMC property. The Company has and will at all times continue to maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give the Company the option of effecting a like-kind exchange of the BMC property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the BMC property. The Company has identified and is pursuing six acquisition opportunities each of which qualify as replacement properties. The Company has not recorded a gain on the sale of the BMC property, but has applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and has recorded the cash received as “Cash Restricted for Investment in Oil and Natural Gas Properties” on the condensed consolidated balance sheet at March 31, 2005.

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

5.   HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
Realized commodity derivative losses	$3,565	$2,354
Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	23,096	408
Ineffective portion of derivatives qualifying for hedge accounting	2,499	—
Unrealized commodity derivative losses	25,595	408
Total realized and unrealized commodity derivative losses	$29,160	$2,762

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

Crude Oil Agreements   As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at March 31, 2005 for production:
April 1-December 31, 2005	9,471	$37.73	5,471	$47.17
January 1-December 31, 2006	7,000	$40.80	5,000	$50.70
January 1-December 31, 2007	3,000	$40.00	3,000	$66.37

Natural Gas Agreements—As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at March 31, 2005 for production:
April 1-December 31, 2005	14,000	$6.09	4,000	$6.77
January 1-December 31, 2006	12,000	$6.10	6,000	$7.87
January 1-December 31, 2007	6,000	$6.00	6,000	$8.40

As of March 31, 2005 the Company has entered into a fixed-price forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas at a fixed price. As this contract provides for physical delivery of the gas it is not considered a hedge contract because it has been designated as a normal sale and the transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at $4.85 per MCF for the period April 1, 2005 to September 30, 2006.

6.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

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

7.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income (“OCI”). The following table reflects comprehensive income for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Successor)	(Predecessor)
	As restated (See Note 2)
Net income (loss)	$(6,818)	$5,779
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	161	351
Changes in fair value of effective portion of outstanding hedging positions	(11,647)	(1,822)
Other comprehensive loss	(11,486)	(1,471)
Comprehensive income (loss)	$(18,304)	$4,308

8.   LITIGATION

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage were determined to not be applicable, their impact on the Company’s results of operations, financial position and/or liquidity could be material.

Litigation by former directors and former preferred stockholders

In December 2004, a lawsuit was filed against the Company by two of its former directors and the former preferred shareholders. The claim is for indemnification of attorneys’ fees and expenses incurred in defending the former directors in litigation filed by the former CEO in connection with the termination of his employment from Venoco. Fees incurred in the defense total approximately $1,000,000. The Company contends that plaintiffs are not entitled to indemnification because the alleged acts occurred prior to the time they were directors. If a court determines that plaintiffs are entitled to indemnification the Company believes that the amount of the Company’s indemnity obligation would be significantly less than $1,000,000. The Company has accrued certain amounts with respect to this matter in accordance with SFAS No. 5, Accounting for Contingencies.

Former Chief Operating Officer (COO) Litigation

In December 2004, a former COO of the Company filed a lawsuit against the Company and its CEO in Santa Barbara County Superior Court, claiming that the Company breached his employment agreement and wrongfully failed to pay him wages due, primarily in connection with stock bonuses. The Company believes that he was entitled to approximately 45,000 shares (approximately 7,000 of which were previously issued) and that the Company has the right to repurchase those shares at net book value as of January 1, 2004 ($.53/share). The former COO is alleging that he is entitled to a cash bonus of approximately $24,000 plus interest and approximately 68,700 shares in total. The Company believes that the plaintiff’s contentions are without merit. In April 2005 the former COO filed a Petition for Appraisal in the Delaware Court of Chancery asking for an appraisal of the shares he holds as well as those shares which are the subject of the employment contract dispute. The former COO contends that the fair value of the Company’s shares is greater than the $18.44/share offered in connection with the December 2004 statutory merger. The Company believes that only 2,772 shares are subject to the appraisal action—being the shares that the COO had outside his employment arrangement—and that $18.44 is the fair value of those shares. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to these matters because it believes that, although an unfavorable outcome in the proceedings may be possible, it is not considered by management to be probable or reasonably estimable.

Personal Injury Claim

In August 2004, a 14-year-old boy fell off a bluff property jointly owned by the Company and another company. The boy sustained head injuries, the extent of which are not fully known at this time. An attorney hired by the boy’s family contacted the Company in November 2004. The Company believes that it has no liability in connection with this accident.

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the Company’s consolidated financial position or results of operations.

9.   STOCK OPTION PLANS

During 2005, the Company entered into non-qualified stock option agreements with certain employees and officers of the Company other than Mr. Marquez. Total options granted in 2005 through March 31, 2005 were 3,271,161 at a weighted average exercise price of $6.44 ($6.00 to $8.67). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The non-qualified stock option agreements provide that all options will become immediately vested following a change in control of the Company. The agreements further provide that all options will become immediately vested if the Company terminates the option holder’s employment unless the termination is for specific types of misconduct. The Company has previously recorded stock compensation pursuant to the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, whereby no compensation was recognized for these stock option rewards. Had compensation expense for the options granted to our employees and officers been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) for the three months ended March 31, 2005 and 2004 would have changed to the pro forma amounts listed below:

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(6,818)	$5,779
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	0	0
Deduct:
Total stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(963)	0
Pro forma net income (loss)	$(7,781)	$5,779

10.   SHAREHOLDERS’ EQUITY

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

11.   ASSET RETIREMENT OBLIGATIONS

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

Of the liability for asset retirement obligations balance at March 31, 2005, $0.2 million is classified as current and included in accrued liabilities in the accompanying consolidated balance sheet. The balance of ARO as of March 31, 2005 represents the Company’s estimate of the present value of its aggregate asset retirement obligations as of that date. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%.

12.   SUBSEQUENT EVENTS

In April 2005, the Company entered into a collar agreement to receive average minimum and maximum PG&E Citygate prices of $7.00 and $9.45, respectively on natural gas production of 3,000 MMBtu per day for the calendar year 2006. The agreement provides for monthly settlement based on the differential between the agreement prices and the PG&E Citygate prices.

13.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No.123R (revised 2004), “Share-Based Payments” which requires that the compensation relating to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission postponed the required implementation date for this new statement to annual periods beginning after June 15, 2005. The Company currently plans to adopt SFAS No. 123R as of January 1, 2006. The Company has previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, wherby no compensation was recognized for most stock option awards. The Company expects that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on its financial statements. For the pro forma effect of recording compensation for all stock awards at fair value, using the Black-Sholes method, see Note 9 to our condensed consolidated financial statements. The Company has not yet completed its evaluation, but expects the adoption of SFAS No. 123R to have an effect on the financial statements similar to the pro forma effects. The Company is currently considering alternative valuation methods to determine the fair value of stock options granted after December 31, 2005.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123R for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

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

14.   GUARANTOR FINANCIAL INFORMATION

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

The following is condensed consolidating financial information for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
(Predecessor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$28,967	$1,858	$—	$—	$30,825
Commodity derivative losses	(2,762)	—	—	—	(2,762)
Other	596	15	1,643	(1,215)	1,039
Total revenues	26,801	1,873	1,643	(1,215)	29,102
EXPENSES:
Oil and natural gas production	10,477	511	243	—	11,231
Transportation expense	1,897	—	—	(1,149)	748
Depletion, depreciation, amortization and impairment	3,719	191	111	—	4,021
Accretion of abandonment liability	337	18	5	—	360
General and administrative, net of amounts capitalized	2,278	147	76	(66)	2,435
Amortization of deferred loan costs	69	—	—	—	69
Interest, net	643	—	(315)	—	328
Total expenses	19,420	867	120	(1,215)	19,192
Equity in subsidiary income	1,475	—	—	(1,475)	—
Income (loss) before income taxes	8,856	1,006	1,523	(1,475)	9,910
Income tax provision (benefit)	3,077	419	635	—	4,131
Net income (loss)	$5,779	$587	$888	$(1,475)	$5,779
Net income (loss) as previously reported (see Note 2)	$5,041	$854	$888	$(1,004)	$5,779

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$38,072	$3,966	$—	$—	$42,038
Commodity derivative losses	(29,160)	—	—	—	(29,160)
Other	781	21,674	2,047	(23,423)	1,079
Total revenues	9,693	25,640	2,047	(23,423)	13,957
EXPENSES:
Oil and natural gas production	10,563	964	403	—	11,930
Transportation expense	1,974	20	—	(1,314)	680
Depletion, depreciation, amortization and impairment	5,281	297	75	—	5,653
Accretion of abandonment liability	403	33	6	—	442
General and administrative, net of amounts capitalized	3,103	594	130	(711)	3,116
Amortization of deferred loan costs	341	4	—	—	345
Interest, net	3,730	48	(281)	—	3,497
Total expenses	25,395	1,960	333	(2,025)	25,663
Equity in subsidiary income	2,271	—	—	(2,271)	—
Income (loss) before income taxes	(13,431)	23,680	1,714	(23,669)	(11,706)
Income tax provision (benefit)	(6,613)	9,973	722	(9,012)	(4,930)
Income (loss) before minority interest	(6,818)	13,707	992	(14,657)	(6,776)
Minority interest in consolidated subsidiary income	—	42	—	—	42
Net income (loss)	$(6,818)	$13,665	$992	$(14,657)	$(6,818)
Net income (loss) as previously reported (see Note 2)	$(3,579)	$22,772	$1,036	$(27,005)	$(6,776)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT DECEMBER 31, 2004
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,075	$1,590	$50	$—	$54,715
Accounts receivable	16,306	904	545	—	17,755
Inventories	1,079	—	—	—	1,079
Commodity derivatives	5,300	—	—	—	5,300
Notes receivable—officer	—	1,420	—	—	1,420
Prepaid expenses and other current assets	7,249	110	187	—	7,546
TOTAL CURRENT ASSETS	83,009	4,024	782	—	87,815
PROPERTY, PLANT & EQUIPMENT, NET	151,242	32,166	15,155	—	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES(*)	63,449	—	—	(63,449)	—
OTHER	7,613	36	—	—	7,649
TOTAL ASSETS(*)	$310,168	$36,226	$15,937	$(63,449)	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,326	$712	$347	$—	$19,385
Undistributed revenue payable	4,053	721	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Reprchase of common shares	5,316	—	—	—	5,316
TOTAL CURRENT LIABILITIES	29,215	1,433	474	—	31,122
LONG-TERM DEBT	149,043	4,684	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	20,750	2,012	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	30,513	(16,982)	(13,531)	—	—
TOTAL LIABILITIES	261,729	(8,853)	(2,820)	—	250,056
MINORITY INTEREST(*)	—	387	—	—	387
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)(*)	48,439	44,692	18,757	(63,449)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)(*)	$310,168	$36,226	$15,937	$(63,449)	$298,882

(*) Amounts previously reported (see Note 2):
Investment in affiliates	41,293	16,761	—	(58,054)	—
Total Assets	287,892	52,987	15,937	(57,904)	298,882
Minority interest	—	—	—	—	—
Total Stockholders’ Equity (Deficit)	26,133	61,840	18,757	(57,904)	48,826
Total Liabilities and Stockholders’ Equity (Deficit)	287,862	52,987	15,937	(57,904)	298,882

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT MARCH 31, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,754	$1,113	$157	$—	$5,024
Accounts receivable	22,377	769	591	(457)	23,280
Inventories	1,105	—	—	—	1,105
Commodity derivatives	677	—	—	—	677
Prepaid expenses and other current assets	6,613	298	409	—	7,320
TOTAL CURRENT ASSETS	34,526	2,180	1,157	(457)	37,406
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	—	44,619	—	—	44,619
PROPERTY, PLANT & EQUIPMENT, NET(*)	156,760	12,921	15,080	(21.663)	163,098
COMMODITY DERIVATIVES	1,146	—	—	—	1,146
INVESTMENTS IN AFFILIATES(*)	77,239	—	—	(77,239)	—
OTHER	7,594	46	—	—	7,640
TOTAL ASSETS(*)	$277,265	$59,766	$16,237	$(99,359)	$253,909
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities(*)	$20,501	$928	$431	$(723)	$21,137
Undistributed revenue payable	4,190	350	—	—	4,540
Current maturities of long-term debt	—	—	121	—	121
Commodity derivatives	20,713	—	—	—	20,713
Repurchase of common shares	109	—	—	—	109
TOTAL CURRENT LIABILITIES(*)	45,513	1,278	552	(723)	46,620
LONG-TERM DEBT	162,077	—	9,857	—	171,934
DEFERRED INCOME TAXES(*)	18,464	(3,605)	—	—	14,859
ASSET RETIREMENT OBLIGATIONS	21,208	1,486	428	—	23,122
INTERCOMPANY PAYABLES (RECEIVABLES)	32,629	(17,557)	(15,072)	—	—
OTHER LIABILITIES	12,266	—	—	—	12,266
TOTAL LIABILITIES(*)	292,157	(18,398)	(4,235)	(723)	268,801
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)(*)	(14,892)	78,164	20,472	(98,636)	(14,892)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)(*)	$277,265	$59,766	$16,237	$(99,359)	$253,909

(*) As previously reported (see Note 2):
Property, plant and equipment, net	156,458	13,288	15,080	(21,361)	163,465
Investments in affiliates	70,758	30,463	—	(101,221)	—
Total Assets	270,482	90,596	16,236	(123,038)	254,276
Accounts payable and accrued liabilities	20,501	927	431	(722)	21,137
Total Current Liabilities	45,513	1,277	552	(722)	46,620
Deferred income taxes	18,463	—	—	—	18,463
Total Liabilities	291,833	(14,793)	(4,236)	(399)	272,405
Total Stockholders’ Equity	(21,351)	105,389	20,472	(122,639)	(18,129)
Total Liabilities and Stockholders’ Equity	270,482	90,596	16,236	(123,038)	254,276

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Successor)
(in thousands)

(As restated See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$4,585	$4,642	$1,613	$—	$10,840
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(13,721)	(581)	—	—	(14,302)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Notes receivable—officers and employees	(30)	1,420	—	—	1,390
Other	(124)	(15)	—	—	(139)
Net cash (used in) provided by investing activities	(28,503)	824	—	—	(27,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,094	(552)	(1,542)	—	—
Proceeds from long-term debt	13,000	—	—	—	13,000
Principal payments on long-term debt	—	(4,684)	36	—	(4,648)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Repurchase of common shares	(5,207)	—	—	—	(5,207)
Increase in deferred loan costs	(290)	—	—	—	(290)
Net cash used in financing activities	(25,403)	(5,943)	(1,506)	—	(32,852)
Net (decrease) increase in cash and cash equivalents	(49,321)	(477)	107	—	(49,691)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715
Cash and cash equivalents, end of period	$3,754	$1,113	$157	$—	$5,024

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of our condensed consolidated financial statements as discussed in Note 2 to the condensed consolidated financial statements included in Item 1.

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

Since our June 2004 management changes we have increased our production from 10,183 barrels of oil equivalent per day (“BOE/d”) in the second quarter of 2004 to 12,857 BOE/d in the first quarter of 2005. Our Big Mineral Creek field, which was sold on March 31, 2005, contributed 547 BOE/d of our first quarter 2005 production. We expect to produce approximately 12,500 BOE/d in the second quarter of 2005 and to average 13,000 to 14,000 BOE/d in 2005 as a whole, in each case from our existing portfolio of properties. While we continue to aggressively pursue additional acquisition opportunities, we believe we are positioned to continue to increase our production and proven reserves for the next several years through the continued development and exploitation of our currently owned inventory.

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

Because of our anticipated continued production increases and the effect of our active hedging program, we expect our oil and natural gas sales to continue to increase in 2005 compared to 2004 even if oil and natural gas prices decline moderately. Through a combination of price collars, swaps and purchased floors, we have currently secured a weighted average minimum price of $37.73 per barrel on 9,471 Bbl/d and $6.09 per Mcf on 14,000 Mcf/d for the last nine months of 2005 before adjustments for basis differentials. We also have additional hedge positions with regard to our 2006 and 2007 oil and natural gas production. See “—Qualitative and Quantitative Disclosures about Market Risk.” Our disciplined hedging strategy has allowed us to lock in attractive prices over the next three years. Rising oil and natural gas prices have created substantial unrealized commodity derivative losses in the first quarter of 2005 which have served to suppress earnings reported in the period. In the first quarter of 2005 these unrealized losses resulting from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions included in commodity derivative losses in the income statement totaled $25.6 million. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production.

Development, Acquisitions and Divestitures

In 2005, we plan to make aggregate capital expenditures totaling approximately $103 million. In the first quarter $10.7 million was spent on drilling and rework activities, $1.8 million on facilities and $0.8 million on exploration. We also spent $14.6 million in the first quarter 2005 for the acquisition of Marquez Energy. In the first quarter of 2005, Venoco drilled seven new wells to total depth and recompleted eighteen additional wells. These exploitation and development projects include two offshore oil wells that were drilled to total depth, and one that was recompleted. In the Sockeye Field, we drilled one well and recompleted another well. One of the wells had an initial production rate over 1,150 BOE/D and the other’s gross production is approximately 250 BOE/D. In the South Ellwood Field, we drilled an exploration well that tested wet in the deepest penetrated intervals and is being recompleted to test the primary test objective. Onshore, we drilled five new wells in the Sacramento Basin to total depth in the quarter. Four were brought on production and the other one was waiting for pipeline access. We also recompleted seventeen wells in the Sacramento Basin in the quarter. As a result of the drilling and recompletion projects we increased our net gas production by approximately 2,500 MCF/d in the Sacramento Basin.

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

During 2004, the Company’s CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. As a result of a transaction that closed on July 12, 2004, Mr. Marquez purchased 53% of the common shares (2,468 common shares) of the Company from two of the Company’s former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. This merger had the effect of giving Mr. Marquez the remaining 6% of the Company’s common stock.

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

Oil and Gas Production and Prices

	Three Months Ended March 31(1)		Increase
	2005	2004	(Decrease)
Production Volume
Natural Gas (Mcf)	1,885,576	1,355,983	39%
Oil (Bbls)	842,845	802,918	5%
BOE	1,157,108	1,028,915	12%
Daily Average Production Volume
Natural Gas (Mcf/d)	20,951	14,901	41%
Oil (Bbls/d)	9,365	8,823	6%
BOE/d	12,857	11,307	14%
Oil Price per Barrel Produced (in dollars)
Average NYMEX spot price	$49.84	$35.15	42%
Differential to NYMEX spot price	(9.96)	(4.71)	111%
Realized hedging loss	(4.03)	(2.38)	69%
Net realized	$35.85	$28.06	28%
Natural Gas Price per Mcf (in dollars)
Average NYMEX spot price	$6.48	$5.73	13%
Differential to NYMEX spot price	(.42)	(.28)	50%
Realized hedging loss	(.09)	(.33)	(73)%
Net realized	$5.97	$5.12	17%
Average Sales Price per BOE Sold	$36.14	$29.04	24%

(1)          Production in 2005 includes Marquez Energy which was acquired in March of 2005. Inclusion is due to the application of requirements for reporting combined statements for companies under common control.

Bbl—Barrel

Mcf—Thousand cubic feet

BOE—Barrel of oil equivalent (computed on an energy equivalent basis of six MCF equals one Bbl)

Both oil and gas production increased from the first quarter of 2004 to the first quarter of 2005 primarily because of our resumed focus on project exploitation and development activities. Average production net to our Company’s interest increased from 11,307 BOE/d in the first quarter of 2004 to 12,857 BOE/d in the first quarter of 2005. Production from Marquez Energy contributed 500 BOE/d of such amounts in the first quarter of 2005.

We use price hedging arrangements to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through December 2007; see Note 4 to our interim condensed consolidated financial statements. During the first quarter of 2005, our realized net losses on hedging activities decreased oil revenue by $3.4 million, or $4.03 per Bbl. and gas revenue by $0.02 million, or $0.09 per Mcf. During the first quarter 2004, our realized net losses on hedging activities decreased oil revenue by $1.9 million, or $2.38 per Bbl. and gas revenue by $0.4 million, or $0.33 per Mcf. Unrealized net losses on hedging activities decreased oil revenues by $23.5 million, or $27.92 per Bbl. and gas revenue by $2.1 million, or $1.09 per Mcf. in the first quarter 2005. Unrealized net losses on hedging activities decreased gas revenue by $0.4 million, or $0.30 per Mcf. in the first quarter 2004.

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

The following table sets forth our costs and expenses on a barrel of oil equivalent basis for the first quarters of 2005 and 2004.

	Three Months Ended March 31,		Increase/
	2005	2004	Decrease
	(Successor)	(Predecessor)
Expense per BOE
Production expenses(1)	$10.31	$10.91	(5)%
Transportation expenses	.58	.72	(19)%
Depreciation, depletion, amortization and impairment	4.89	3.91	25%
General and administrative expense(2)	2.69	2.37	14%
Interest expense, net	3.02	.32	844%

(1)          Production expenses are defined as oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Results of Operations

In the first quarter 2005 the Company incurred a net loss of $6.8 million compared to net income of $5.8 million for the first quarter of 2004. The first quarter 2005 loss includes $29.2 million of commodity derivative losses ($3.6 million realized) versus $2.8 million of commodity derivative losses ($2.4 million realized) in the first quarter of 2004. The commodity derivative losses in the first quarter 2005 include $25.6 million in unrealized losses that resulted from mark-to-market adjustments to the value of our derivative contracts. In addition, due to increased debt levels, net interest expense totaled $3.5 million in the first quarter of 2005 versus $0.3 million in the first quarter of 2004.

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

Expenses for the first quarter 2005 increased $6.5 million or 34% to $25.7 million in the first quarter 2005 versus $18.8 million in the first quarter of 2004. Interest expense increased $3.2 million or 966% due to increased debt levels. Depletion, depreciation, amortization and impairment expenses increased $1.6 million. Depletion increased on a per unit basis due to an increase in the estimate of future development costs and a reduction in proven reserves at December 31, 2004, thereby increasing the rate of depletion on remaining barrels and also due to increased production volumes. Oil and natural gas production expenses increased $0.7 million due to increased number of wells and increased field activity. Our production costs on a per BOE basis have declined due to our increased production rates which serve to spread fixed oil and natural gas production costs over a larger number of equivalent barrels. General and administrative expenses increased $0.7 million. This increase was substantially caused by the consolidation of Marquez Energy, increased consulting fees related to certain systems conversions and higher professional fees. Amortization of deferred loan costs increased $0.3 million due to amortization of costs associated with the $150 million in senior notes issued by the Company in December 2004 (see Note 6 to our interim condensed consolidated financial statements). We recorded an income tax benefit of $4.9 million in the the first quarter of 2005 compared to income tax expense of $4.1 million in the first quarter of 2004 primarily as a result of the change in income (loss) before income tax.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash provided by operating activities	$10,840	$12,164
Cash (used in) provided by investing activities	(27,679)	58
Cash used in financing activities	(32,852)	(7,333)

Net cash provided by operating activities was $10.8 million for the first quarter 2005, compared with $12.2 million in the first quarter 2004. Cash flows from operating activities as compared to the prior year first quarter were favorably impacted by higher revenues from oil and natural gas sales of $11.2 million. Oil and natural gas sales increased due to increased production from development activity, the acquisition of Marquez Energy and increased prices. Cash flow from operating activities as compared to the prior year first quarter were negatively impacted by changes in operating assets and liabilities of $3.4 million, the payment of premiums on commodity derivatives of $5.4 million, increases in oil and gas production expenses of $0.7 million, increases in general and administrative expenses of $0.7 million and other net decreases of $3.4 million.

Net cash used in investing activities was $27.7 million in the first quarter of 2005 and consisted of $14.6 million in expenditures to acquire Marquez Energy, $13.3 million in costs incurred for oil and gas properties adjusted by a $1.0 million reduction in accrued amounts payable at March 31, 2005 as compared to December 31, 2004, which were partially offset by other investing activities providing cash of $1.3 million

Net cash used in financing activities was $32.9 million and $7.3 million in the first quarters of 2005 and 2004, respectively. Net cash used in the first quarter 2005 resulted from the payment of a $35 million dividend to our sole stockholder, $5.2 million paid to purchase the interests of minority shareholders and other uses of cash from financing activities of $1.1 million, partially offset by $13 million in new borrowings and principal payments on long-term debt of $4.6 million.

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

Item 3.                        Qualitative and Quantitative Disclosures About Market Risk

The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. To the extent we borrow amounts under our credit agreement, we are subject to interest rate risk because such amounts bear interest at variable rates. At May 10, 2005, $16 million of indebtedness was outstanding under the credit agreement. A 1% change in interest rates would not have a significant effect on our financial statements.

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

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at March 31, 2005 for production:
April 1-December 31, 2005	9,471	$37.73	5,471	$47.17
January 1-December 31, 2006	7,000	$40.80	5,000	$50.70
January 1-December 31, 2007	3,000	$40.00	3,000	$66.37

As of March 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at March 31, 2005 for production:
April 1-December 31, 2005	14,000	$6.09	4,000	$6.77
January 1-December 31, 2006	12,000	$6.10	6,000	$7.87
January 1-December 31, 2007	6,000	$6.00	6,000	$8.40

Our portfolio of commodity derivative transactions as of March 31, 2005 is summarized below:

Crude Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	4,471	$38.00-$47.10	Jan 1, 05-Dec 31, 05
Collar	NYMEX	1,000	$38.00-$47.50	Jan 1, 05-Dec 31, 05
Put	NYMEX	2,000	$36.00 Floor	Jan 1, 05-Dec 31, 05
Put	NYMEX	2,000	$38.70 Floor	Jan 1, 05-Dec 31, 05
Swap	NYMEX	1,000	$42.70 Fixed	Jan 1, 06-Dec 31, 06
Collar	NYMEX	2,000	$40.00-$51.00	Jan 1, 06-Dec 31, 06
Collar	NYMEX	1,000	$40.00-$51.05	Jan 1, 06-Dec 31, 06
Collar	NYMEX	1,000	$40.00-$57.75	Jan 1, 06-Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1, 06-Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1, 06-Dec 31, 06
Collar	NYMEX	2,000	$40.00-$65.80	Jan 1, 07-Dec 31, 07
Collar	NYMEX	1,000	$40.00-$67.50	Jan 1, 07-Dec 31, 07

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Physical Sale	SoCal	2,000	$4.47 Floor(1)	Oct 1, 04-Sep 30, 05
Put	NYMEX	5,000	$5.80 Floor	Jan 1, 05-Dec 31, 05
Basis Swap	PG&E Citygate	5,000	$(0.150)(2)	Jan 1, 05-Dec 31, 05
Put	PG&E Citygate	5,000	$6.00 Floor	Jan 1, 05-Dec 31, 05
Swap	PG&E Citygate	4,000	$6.765 Fixed	Apr 1, 05-Dec 31, 05
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1, 06-Dec 31, 06
Collar	NYMEX	4,000	$6.00-$8.50	Jan 1, 06-Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035)(3)	Jan 1, 06-Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1, 06-Dec 31, 06
Collar	NYMEX	6,000	$6.00-$8.40	Jan 1, 07-Dec 31, 07

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

Since March 31, 2005 and through May 10, 2005 we have entered into additional commodity price hedging contracts as set forth in the following table:

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Collar	PG&E Citygate	3,000	$7.00-$9.45	Jan 1, 06-Dec 31, 06

Changes in Fair Value

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per barrel increase in the price of oil and a  $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	March 31, 2005
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(14.5)	$(13.6)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	(18.5)	(14.0)

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

We have NYMEX put options with a weighted average strike price of $37.35 per barrel on 4,000 barrels of oil per day in 2005 and $41.45 per barrel on 2,000 barrels of oil per day in 2006. We also have put options with a weighted average strike price of $5.91 per MMBtu on 11,000 MMBtus of natural gas per day in 2005 and $6.00 per MMBtul on 6,000 MMBtus of natural gas per day in 2006. These put options cost an average of $1.33 per barrel and $0.28 per MMBtu for 2005 and $2.71 per barrel and $0.46 per MMBtu for 2006 (a total of $6.0 million), which was paid when the put options were contracted. Such amount is not included in the fair value of derivatives in the foregoing table.

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

Item 4.                        Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005 (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

In connection with the restatement and the filing of this Form 10-Q/A, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the Evaluation Date. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

In concluding that our disclosure controls and procedures were effective as of March 31, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 2, “Restatement,” to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows and have no material effect on our net income. In order to enhance our disclosure controls and procedures, particularly with respect to accounting and financial reporting, we have also commenced, and are currently engaged in, a review of the adequacy of our current levels of accounting staff with a view towards potentially adding additional staff.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 5.                        Other Information

Not Applicable

Item 6.                        Exhibits and Reports on Form 8-K

a.                  Exhibits

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Timothy Marquez.*
10.2	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson.*
10.3	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Greg Schrage.*
10.4	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson.*
10.5	Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson.*
10.6	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and William Schneider.*
10.7	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson.*
10.8	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Greg Schrage.*
10.9	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson.*
10.10	Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson.*
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Previously filed

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