Form 10-Q/A
period 2005-06-30
Venoco, Inc.
filed 2005-11-22
CIK 1313024

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

YES  ☐   NO  ☒

As of June 30, 2005, there were 32,692,500 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q/A for the Quarterly Period Ended June 30, 2005
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2005 (Successor) and December 31, 2004 (Successor)	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 (Successor), and the Three and Six Months Ended June 30, 2004 (Predecessor),	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (Successor) and the Six Months Ended June 30, 2004 (Predecessor)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits and Reports on Form 8-K	38
Signatures		39

EXPLANATORY NOTE

This Amendment to the Quarterly Report of Venoco, Inc. (the “Company”) on Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed in order to reflect the restatement of the Company’s previously issued quarterly condensed consolidated financial statements for the three months ended June 30, 2005, (the “Original Filing”) as discussed in Note 2 to the condensed consolidated financial statements included in Item 1.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates only Part I of the Original Filing and amends and restates that Part solely as a result of, and to reflect, the Restatement, and to add Note 9 to the condensed consolidated financial statements regarding stock option issuances. Part I has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events other than the stock split effected on November 8, 2005 and described in Note 1 to the condensed consolidated financial statements. Certain information, including forward-looking statements in the Original Filing regarding anticipated production and capital expenditures, have been superceded by disclosures made by the Company since the date of the Original Filing, including in the Company’s current report on Form 8-K dated November 17, 2005.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2, and 32, respectively.

See notes to condensed consolidated financial statements

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2005	2004
	As restated (See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,661	$54,715
Accounts receivable	27,197	17,755
Inventories	1,135	1,079
Income tax receivable	—	3,906
Commodity derivatives	844	5,300
Notes receivable—officer	—	1,420
Prepaid expenses and other current assets	4,781	3,640
Total current assets	39,618	87,815
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	44,619	—
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $1,673 and $3,317 were excluded from amortization at June 30, 2005 and December 31, 2004, respectively)	202,340	214,842
Drilling equipment	7,687	7,594
Other property and equipment	26,524	25,857
Total property, plant and equipment	236,551	248,293
Less accumulated depletion, depreciation, amortization and impairment	59,223	49,730
Net property, plant and equipment	177,328	198,563
OTHER ASSETS:
Commodity derivatives	4,918	4,855
Deferred loan costs	6,174	6,596
Other	1,409	1,053
Total other assets	12,501	12,504
TOTAL ASSETS	$274,066	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,956	$19,385
Undistributed revenue payable	7,902	4,774
Income taxes payable	5,332	—
Current maturities of long-term debt	123	127
Commodity derivatives	20,665	1,520
Repurchase of common stock	70	5,316
Total current liabilities	56,048	31,122
LONG-TERM DEBT	173,938	163,542
DEFERRED INCOME TAXES	11,906	32,208
ASSET RETIREMENT OBLIGATIONS	23,715	23,184
COMMODITY DERIVATIVES	15,568	—
Total liabilities	281,175	250,056
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	387
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value (75,000,000 shares authorized; 32,692,500 shares issued and outstanding at June 30, 2005 and December 31, 2004)	327	327
Additional paid-in capital	21,057	31,085
Retained earnings (accumulated deficit)	(17,933)	15,104
Accumulated other comprehensive income (loss)	(10,560)	1,923
Total stockholders’ equity (deficit)	(7,109)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$274,066	$298,882

See notes to condensed consolidated financial statements

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(as restated, see Note 2)		(as restated, see Note 2)
REVENUES:
Oil and natural gas sales	$45,352	$32,092	$87,390	$62,917
Commodity derivative losses (realized)	(3,590)	(3,754)	(7,155)	(6,108)
Commodity derivative losses (unrealized)	(2,404)	(433)	(27,999)	(841)
Other	1,012	1,142	2,091	2,181
Total revenues	40,370	29,047	54,327	58,149
EXPENSES:
Oil and natural gas production	12,352	11,484	24,282	22,715
Transportation expense	536	691	1,216	1,439
Depletion, depreciation, amortization and impairment	3,840	3,360	9,493	7,381
Accretion of abandonment liability	576	360	1,018	720
General and administrative, net of amounts capitalized	4,583	3,305	7,699	5,740
Amortization of deferred loan costs	676	61	1,021	130
Interest, net	3,323	305	6,820	633
Total expenses	25,886	19,566	51,549	38,758
Income before income taxes	14,484	9,481	2,778	19,391
Income tax provision	5,704	3,953	774	8,084
Income before minority interest	8,780	5,528	2,004	11,307
Minority interest in consolidated subsidiary	—	—	42	—
Net income	8,780	5,528	1,962	11,307
Preferred stock dividends	—	(2,116)	—	(4,232)
Net income applicable to common equity	$8,780	$3,412	$1,962	$7,075

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(Successor)	(Predecessor)
	(as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,962	$11,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	9,493	7,381
Accretion of abandonment liability	1,018	720
Deferred income taxes	(5,945)	2,366
Amortization of deferred loan costs and bond discount	1,106	103
Gain on sale of property and equipment	—	(84)
Change in other liabilities	—	(352)
Change in operating assets and liabilities	2,499	(3,405)
Net premiums paid on derivative contracts	(10,715)	—
Changes in unrealized commodity derivatives	29,105	841
Minority interest in undistributed earnings of subsidiary	42	—
Net cash provided by operating activities	28,565	18,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(32,050)	(3,902)
Acquisition of Marquez Energy, LLC	(14,628)	—
Proceeds from sale of oil and gas properties	44,619	1,526
Increase in cash restricted for investment in property	(44,619)	—
Notes receivable—officers and employees	1,390	1,406
Other	(1,102)	133
Net cash used in investing activities	(46,390)	(837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,000	—
Principal payments on long-term debt	(12,677)	(13,167)
Distribution payments to Marquez Energy member	(707)	—
Payments of dividends to shareholder	(35,000)	—
Repurchase of common stock	(5,246)	—
Increase in deferred loan costs	(599)	(15)
Net cash used in financing activities	(31,229)	(13,182)
Net (decrease) increase in cash and cash equivalents	(49,054)	4,858
Cash and cash equivalents, beginning of period	54,715	8,417
Cash and cash equivalents, end of period	5,661	13,275
Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$6,979	$1,066
Income taxes	$—	$4,700

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

1.   BASIS OF PRESENTATION

Interim Financial Statements—The accompanying condensed consolidated financial statements of Venoco Inc. for the three and six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s audited 2004 financial statements contained in its Registration Statement on Form S-4/1A (Registration No. 333-123711) as filed with the Securities and Exchange Commission on April 20, 2005. The results for interim periods are not necessarily indicative of annual results.

Stock Split—All common share amounts in the accompanying financial statements have been adjusted for the 1,000- for-one reverse stock split effected on February 10, 2005 and a one-for -7,500 stock split approved by the board of directors of the Company on October 13, 2005 and effected on November 8, 2005.

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

2.   RESTATEMENT

The Company has restated its consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005 for the items discussed below. These items resulted in no adjustments to net income in the quarter ended June 30, 2005. The adjustments reduced net income by $42 thousand for the six month period ended June 30, 2005. They also resulted in balance sheet adjustments at June 30, 2005 which decreased total assets by $0.4 million, decreased total liabilities by $3.6 million and increased total stockholders equity by $3.2 million.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005, the Company determined that it should have recognized a deferred tax asset related to the difference between the financial accounting and income tax basis of the assets acquired and liabilities assumed in connection with the common control merger with Marquez Energy LLC on March 21, 2005 and that it should have recognized a minority interest in Marquez Energy which existed prior to the acquisition of Marquez Energy by the Company. As a result, the accompanying condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months months ended June 30, 2005 have been restated from the amounts previously reported to record a deferred tax asset and to recognize a minority interest in Marquez Energy which existed prior to the consummation of the acquisition.

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2004 and June 30, 2005 and the Company’s consolidated statements of income for the three and six month periods ended June 30, 2005 is as follows (in thousands):

Condensed Consolidated Balance Sheet Adjustments

	As Previously Reported	Adjustments	As Restated
At June 30, 2005
Property and equipment, net	177,695	(367)	177,328
Total assets	274,433	(367)	274,066
Deferred income taxes	15,510	(3,604)	11,906
Total liabilities	284,779	(3,604)	281,175
Stockholder’s equity	(10,346)	3,237	(7,109)
Total liabilities and stockholder’s equity	274,433	(367)	274,066
At December 31, 2004
Minority Interest	—	387	387
Stockholder’s equity	48,826	(387)	48,439

Condensed Consolidated Statement of Income Adjustments

	As Previously Reported	Adjustments	As Restated
Three months ended June 30, 2005:
Total revenues	$40,201	169	$40,370
Total expenses	25,717	169	25,886
Six months ended June 30, 2005:
Total revenues	$53,806	521	$54,327
Total expenses	51,028	521	51,549
Minority interest in consolidated subsidiary	—	42	42
Net income	2,004	42	1,962

The guarantor financial information presented in Note 13 which is presented in order to isolate the financial information of those subsidiaries which are not guarantors of our 8.75% senior notes as described in Note 6 has also been revised. The financial information of those subsidiaries which are not guarantors of the 8.75% senior notes did not materially change.

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

In order to facilitate a possible like-kind exchange of the Company’s BMC property under Section 1031 of the Internal Revenue Code, the proceeds of the sale were deposited with a qualified intermediary. In addition, the equity interests in Marquez Energy are currently being held by an independent entity acting on behalf of the Company to allow a portion of the Marquez Energy properties to be potentially used as replacement properties to the BMC property. The Company has and will at all times continue to maintain beneficial ownership of the interests, and will assume direct ownership of them within 180 days of the closing. The purpose of this structure is to give the Company the option of effecting a like-kind exchange of the BMC property pursuant to Section 1031 and thereby deferring a portion of the taxes payable with respect to the sale of the BMC property. The Company has identified and is pursuing acquisition opportunities which qualify as replacement properties. The Company has not recorded a gain on the sale of the BMC property, but has applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and has recorded the cash received as “Cash Restricted for Investment in Oil and Natural Gas Properties” on the condensed consolidated balance sheet at June 30, 2005. In the event the Company does not acquire qualified replacement properties prior to September 27, 2005 it will not be able to utilize the like kind exchange provisions of Section 1031, in which case it may incur an income tax liability on the gain on the sale of the BMC property of up to approximately $15.2 million, and the $44.6 million sales proceeds recorded as “Cash Restricted for Investment in Oil and Natural Gas Properties” would be transferred to the cash account and be available for capital expenditures, the acquisition of long-term assets, and, subject to certain limitations pursuant to the covenants of its senior notes, for general corporate purposes.

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

The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Realized commodity derivative losses	$3,590	$3,754	$7,155	$6,108
Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	5,340	(190)	28,436	218
Ineffective portion of derivatives qualifying for hedge accounting	(2,936)	623	(437)	623
Unrealized commodity derivative losses	2,404	433	27,999	841
Total realized and unrealized commodity derivative losses	$5,994	$4,187	$35,154	$6,949

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
			As restated (See Note 2)
Net income	$8,780	$5,528	$1,962	$11,307
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	—	264	161	615
Changes in fair value of effective portion of outstanding hedging positions	(997)	(233)	(12,644)	(2,055)
Other comprehensive loss	(997)	31	(12,483)	(1,440)
Comprehensive income (loss)	$7,783	$5,559	$(10,521)	$9,867

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

9.   STOCK OPTION PLANS

During 2005, the Company entered into non-qualified stock option agreements with certain employees and officers of the Company other than Mr. Marquez. Total options granted in 2005 through June 30, 2005 were 3,556,161 at a weighted average exercise price of $6.47 ($6.00 to $8.67). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The non-qualified stock option agreements provide that all options will become immediately vested following a change in control of the Company. The agreements provide that all options will become immediately vested if the Company terminates the option holder’s employment unless the termination is for specific types of misconduct. The Company has previously recorded stock compensation pursuant to the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, whereby no compensation was recognized for these stock option rewards. Had compensation expense for the options granted to our employees and officers been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123R, the Company’s net income (loss) for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$8,780	$5,528	$1,962	$11,307
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	0	0	0	0
Deduct:
Total stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(357)	0	(1,320)	0
Pro forma net income	$8,423	$5,528	$642	$11,370

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

Of the liability for asset retirement obligations balance at June 30, 2005, $0.2 million is classified as current and included in accrued liabilities in the accompanying consolidated balance sheet. The balance of ARO as of June 30, 2005 represents The Company’s estimate of the present value of its aggregate asset retirement obligations as of that date. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%.

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

The following is condensed consolidating financial information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$43,692	$1,660	$—	$—	$45,352
Commodity derivative losses (realized)	(3,590)	—	—	—	(3,590)
Commodity derivative losses (unrealized)	(2,404)	—	—	—	(2,404)
Other	903	4	1,695	(1,590)	1,012
Total revenues	38,601	1,664	1,695	(1,590)	40,370
EXPENSES:
Oil and natural gas production	11,837	251	264	—	12,352
Transportation expense	1,821	(123)	—	(1,162)	536
Depletion, depreciation, amortization and impairment	3,737	22	81	—	3,840
Accretion of abandonment liability	546	25	5	—	576
General and administrative, net of amounts capitalized	4,701	153	157	(428)	4,583
Amortization of deferred loan costs	676	—	—	—	676
Interest, net	3,625	—	(302)	—	3,323
Total expenses	26,943	328	205	(1,590)	25,886
Equity in subsidiary income	2,609	—	—	(2,609)	—
Income (loss) before income taxes	14,267	1,336	1,490	(2,609)	14,484
Income tax provision (benefit)	5,487	521	581	(885)	5,704
Net income (loss)	$8,780	$815	$909	$(1,724)	$8,780
Net income (loss) as previously reported (see Note 2)	$11,594	$6,383	$1,236	$(10,433)	$8,780

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$29,866	$2,226	$—	$—	$32,092
Commodity derivative losses (realized)	(3,754)	—	—	—	(3,754)
Commodity derivative losses (unrealized)	(433)	—	—	—	(433)
Other	840	15	1,784	(1,497)	1,142
Total revenues	26,519	2,241	1,784	(1,497)	29,047
EXPENSES:
Oil and natural gas production	10,605	530	349	—	11,484
Transportation expense	2,122	—	—	(1,431)	691
Depletion, depreciation, amortization and impairment	3,157	182	21	—	3,360
Accretion of abandonment liability	337	17	6	—	360
General and administrative, net of amounts capitalized	3,112	193	66	(66)	3,305
Amortization of deferred loan costs	61	—	—	—	61
Interest, net	651	—	(346)	—	305
Total expenses	20,045	922	96	(1,497)	19,566
Equity in subsidiary income	1,753	—	—	(1,753)	—
Income (loss) before income taxes	8,227	1,319	1,688	(1,753)	9,481
Income tax provision (benefit)	2,699	550	704	—	3,953
Net income (loss)	$5,528	$769	$984	$(1,753)	$5,528
Net income (loss) as previously reported (see Note 2)	$4,325	$1,073	$984	$(854)	$5,528

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$81,764	$5,626	$—	$—	$87,390
Commodity derivative losses (realized)	(7,155)	—	—	—	(7,155)
Commodity derivative losses (unrealized)	(27,999)	—	—	—	(27,999)
Other	1,684	21,678	3,742	(25,013)	2,091
Total revenues	48,294	27,304	3,742	(25,013)	54,327
EXPENSES:
Oil and natural gas production	22,400	1,215	667	—	24,282
Transportation expense	3,795	(103)	—	(2,476)	1,216
Depletion, depreciation, amortization and impairment	9,018	319	156	—	9,493
Accretion of abandonment liability	949	58	11	—	1,018
General and administrative, net of amounts capitalized	7,804	747	287	(1,139)	7,699
Amortization of deferred loan costs	1,017	4	—	—	1,021
Interest, net	7,355	48	(583)	—	6,820
Total expenses	52,338	2,288	538	(3,615)	51,549
Equity in subsidiary income	4,880	—	—	(4,880)	—
Income (loss) before income taxes	836	25,016	3,204	(26,278)	2,778
Income tax provision (benefit)	(1,126)	10,494	1,303	(9,897)	774
Income (loss) before minority interest	1,962	14,522	1,901	(16,381)	2,004
Minority interest in consolidated subsidiary income	—	42	—	—	42
Net income (loss)	$1,962	$14,480	$1,901	$(16,381)	$1,962
Net income (loss) as previously reported (see Note 2)	$8,015	$29,155	$2,272	$(37,438)	$2,004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$58,833	$4,084	$—	$—	$62,917
Commodity derivative losses (realized)	(6,108)	—	—	—	(6,108)
Commodity derivative losses (unrealized)	(841)	—	—	—	(841)
Other	1,436	30	3,427	(2,712)	2,181
Total revenues	53,320	4,114	3,427	(2,712)	58,149
EXPENSES:
Oil and natural gas production	21,081	1,041	593	—	22,715
Transportation expense	4,019	—	—	(2,580)	1,439
Depletion, depreciation, amortization and impairment	6,876	373	132	—	7,381
Accretion of abandonment liability	674	35	11	—	720
General and administrative, net of amounts capitalized	5,390	340	142	(132)	5,740
Amortization of deferred loan costs	130	—	—	—	130
Interest, net	1,294	—	(661)	—	633
Total expenses	39,464	1,789	217	(2,712)	38,758
Equity in subsidiary income	3,228	—	—	(3,228)	—
Income (loss) before income taxes	17,084	2,325	3,210	(3,228)	19,391
Income tax provision (benefit)	5,777	969	1,338	—	8,084
Net income (loss)	$11,307	$1,356	$1,872	$(3,228)	$11,307
Net income (loss) as previously reported (see Note 2)	$9,699	$1,927	$1,872	$(2,191)	$11,307

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT JUNE 30, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,458	$1,945	$258	$—	$5,661
Accounts receivable	26,365	1,224	162	(554)	27,197
Inventories	1,135	—	—	—	1,135
Commodity derivatives	844	—	—	—	844
Prepaid expenses and other current assets	4,063	277	441	—	4,781
TOTAL CURRENT ASSETS	35,865	3,446	861	(554)	39,618
CASH RESTRICTED FOR INVESTMENT IN OIL AND NATURAL GAS PROPERTIES	—	44,619	—	—	44,619
PROPERTY, PLANT & EQUIPMENT, NET(*)	171,020	12,959	15,012	(21,663)	177,328
COMMODITY DERIVATIVES	4,918	—	—	—	4,918
INVESTMENTS IN AFFILIATES(*)	80,065	—	—	(80,065)	—
OTHER	7,537	46	—	—	7,583
TOTAL ASSETS(*)	$299,405	$61,070	$15,873	$(102,282)	$274,066
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,901	$811	$64	$(820)	$21,956
Undistributed revenue payable	7,084	818	—	—	7,902
Income taxes payable	5,332	—	—	—	5,332
Current maturities of long-term debt	—	—	123	—	123
Commodity derivatives	20,665	—	—	—	20,665
Repurchase of common sock	70	—	—	—	70
TOTAL CURRENT LIABILITIES(*)	55,052	1,629	187	(820)	56,048
LONG-TERM DEBT	164,111	—	9,827	—	173,938
DEFERRED INCOME TAXES(*)	15,511	(3,605)	—	—	11,906
ASSET RETIREMENT OBLIGATIONS	21,759	1,522	434	—	23,715
INTERCOMPANY PAYABLES (RECEIVABLES)	34,513	(17,978)	(16,535)	—	—
COMMODITY DERIVATES	15,568	—	—	—	15,568
TOTAL LIABILITIES(*)	306,514	(18,432)	(6,087)	(820)	281,175
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)(*)	(7,109)	79,502	21,960	(101,462)	(7,109)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)(*)	$299,405	$61,070	$15,873	$(102,282)	$274,066

(*) As previously reported (see Note 2):
Property, plant and equipment, net	170,698	13,326	15,012	(21,341)	177,695
Investment in affiliates	76,473	32,849	—	(109,322)	—
Total Assets	295,490	94,286	15,873	(131,216)	274,433
Total Current Liabilities	55,053	1,629	186	(820)	56,048
Deferred income taxes	15,510	—	—	—	15,510
Total Liabilities	306,191	(14,827)	(6,088)	(497)	284,779
Total Stockholders’ Equity (Decicit)	(10,701)	109,113	21,961	(130,719)	(10,346)
Total Liabilities and Stockholders’ Equity (Deficit)	295,490	94,286	15,873	(131,216)	274,433

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
AT DECEMBER 31, 2004
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,075	$1,590	$50	$—	$54,715
Accounts receivable	16,306	904	545	—	17,755
Inventories	1,079	—	—	—	1,079
Commodity derivatives	5,300	—	—	—	5,300
Notes receivable—officer	—	1,420	—	—	1,420
Prepaid expenses and other current assets	7,249	110	187	—	7,546
TOTAL CURRENT ASSETS	83,009	4,024	782	—	87,815
PROPERTY, PLANT & EQUIPMENT, NET	151,242	32,166	15,155	—	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES(*)	63,449	—	—	(63,449)	—
OTHER	7,613	36	—	—	7,649
TOTAL ASSETS(*)	$310,168	$36,226	$15,937	$(63,449)	$298,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,326	$712	$347	$—	$19,385
Undistributed revenue payable	4,053	721	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Repurchase of common stock	5,316	—	—	—	5,316
TOTAL CURRENT LIABILITIES	29,215	1,433	474	—	31,122
LONG-TERM DEBT	149,043	4,684	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	20,750	2,012	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	30,513	(16,982)	(13,531)	—	—
TOTAL LIABILITIES	261,729	(8,853)	(2,820)	—	250,056
MINORITY INTEREST(*)	—	387	—	—	387
TOTAL STOCKHOLDERS’ EQUITY(*)	48,439	44,692	18,757	(63,449)	48,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)(*)	$310,168	$36,226	$15,937	$(63,449)	$298,882

(*)        As previously reported (see Note 2)

Investment in affiliates	41,293	16,761	—	(58,054)	—
Total Assets	287,862	52,987	15,937	(57,904)	298,882
Minority interest	—	—	—	—	—
Total Stockholders’ Equity	26,133	61,840	18,757	(57,904)	48,826
Total Liabilities and Stockholders’ Equity	287,862	52,987	15,937	(57,904)	298,882

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Successor)
(in thousands)

(As restated, See Note 2)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$19,405	$5,955	$3,205	$—	$28,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(31,410)	(640)	—	—	(32,050)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Proceeds from sale of oil and gas properties	—	44,619	—	—	44,619
Increase in cash restricted for investment in property	—	(44,619)	—	—	(44,619)
Notes receivable—officers and employees	(30)	1,420	—	—	1,390
Other	(1,087)	(15)	—	—	(1,102)
Net cash (used in) provided by investing activities	(47,155)	765	—	—	(46,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	3,978	(974)	(3,004)	—	—
Proceeds from long-term debt	23,000	—	—	—	23,000
Principal payments on long-term debt	(8,000)	(4,684)	7	—	(12,677)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Repurchase common stock	(5,246)	—	—	—	(5,246)
Increase in deferred loan costs	(599)	—	—	—	(599)
Net cash used in financing activities	(21,867)	(6,365)	(2,997)	—	(31,229)
Net (decrease) increase in cash and cash equivalents	(49,617)	355	208	—	(49,054)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715
Cash and cash equivalents, end of period	$3,458	$1,945	$258	$—	$5,661

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Predecessor)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$13,794	$2,607	$2,476	$—	$18,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(3,568)	(150)	(184)	—	(3,902)
Proceeds from sale of oil and gas properties	1,526	—	—	—	1,526
Notes receivable—officers and employees	1,406	—	—	—	1,406
Other	(95)	—	228	—	133
Net cash (used in) provided by investing activities	(731)	(150)	44	—	(837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,022	(2,457)	(2,565)	—	—
Principal payments on long-term debt	(13,167)	—	—	—	(13,167)
Increase in deferred loan costs	(15)	—	—	—	(15)
Net cash used in financing activities	(8,160)	(2,457)	(2,565)	—	(13,182)
Net (decrease) increase in cash and cash equivalents	4,903	—	(45)	—	4,858
Cash and cash equivalents, beginning of period	8,372	—	45	—	8,417
Cash and cash equivalents, end of period	$13,275	$—	$—	$—	$13,275

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management ‘s discussion and analysis of financial condition and results of operations gives effect to the restatement of our condensed consolidated financial statements as discussed in Note 2 to the condensed consolidated financial statements included in Item 1.

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

Oil and Gas Production and Prices

	Three Months Ended June 30,(1)			Six Months Ended June 30,(1)
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Production Volume
Natural Gas (Mcf/d)	1,846,322	1,217,032	52%	3,731,898	2,573,015	45%
Oil (Bbls/d)	739,993	723,799	2%	1,582,838	1,526,717	4%
BOE	1,047,713	926,638	13%	2,204,821	1,955,553	13%
Daily Average Production Volume
Natural Gas (Mcf/d)	20,289	13,374	52%	20,618	14,137	46%
Oil (Bbls/d)	8,132	7,954	2%	8,745	8,389	4%
BOE/d	11,513	10,183	13%	12,181	10,745	13%
Oil Price per Barrel Produced (in dollars)
Realized price before hedging loss	$41.10	$32.78	25%	$40.45	$31.55	28%
Realized hedging loss	(4.57)	(5.02)	(9)%	(4.28)	(3.63)	18%
Net realized	$36.53	$27.76	32%	$36.17	$27.92	31%
Natural Gas Price per Mcf (in dollars)
Realized price before hedging loss	$6.39	$5.75	11%	$6.22	$5.59	11%
Realized hedging loss	(.11)	(.10)	(10)%	(.10)	(.22)	(55)%
Net realized	$6.28	$5.65	11%	$6.12	$5.37	14%
Average Sales Price per BOE	$36.11	$29.91	22%	$35.87	$29.47	23%

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

We use price hedging arrangements to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through June 2009; see Note 4 to our interim condensed consolidated financial statements. During the second quarter of 2005, our realized net losses on hedging activities decreased oil revenue by $3.4 million, or $4.57 per Bbl. and decreased gas revenue by $0.2 million, or $0.11 per Mcf. During the second quarter 2004, our realized net losses on hedging activities decreased oil revenue by $3.6 million, or $5.02 per Bbl. and gas revenue by $0.1 million, or $ 0.10 per Mcf.

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

The following table sets forth our costs and expenses on a barrel of oil equivalent basis for the first quarters of 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase/ Decrease	2005	2004	Increase/ Decrease
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
Expense per BOE
Production expenses(1)	$11.79	$12.39	(5)%	$11.01	$11.62	(5)%
Transportation expenses	.51	.75	(32)%	.55	.74	(25)%
Depreciation, depletion, amortization and impairment	3.67	3.63	1%	4.31	3.77	14%
General and administrative expense(2)	4.37	3.57	22%	3.49	2.94	19%
Interest expense, net	3.17	.33	861%	3.09	.32	866%

(1)          Production expenses are defined as oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

Net income for the second quarter 2005 was $8.8 million compared to $5.5 million for the second quarter of 2004. The second quarter 2005 earnings include a $6.0 million commodity derivative loss ($3.6 million realized) versus a $4.2 million commodity derivative loss ($3.8 million realized) in the second quarter of 2004. In addition, due to increased debt levels, net interest expense totaled $3.3 million in the second quarter of 2005 versus $0.3 million in the second quarter of 2004.

Oil and gas sales were $45.4 million, a 41% increase from the second quarter of 2004 oil and gas sales of $32.1 million. Oil sales increased $8.4 million (34%) because of a 25% increase in realized oil prices as well as a 2% increase in oil production volumes. Natural gas sales increased $4.8 million (69%) because of an increase in sales quantities of 52% as well as an increase in prices received for gas sales of 11%. Revenues were reduced by both the realized and unrealized components of commodity derivative losses as described above. Other revenues decreased $0.1 million.

Expenses for the second quarter 2005 increased $6.3 million or 32% to $25.9 million compared to $19.6 million in the second quarter of 2004. Interest expense increased $3.0 million or 990% due to increased debt levels from our $150 million senior notes issued in December 2004. Oil and natural gas production expenses increased $0.9 million (8%) due to increased field activities compared to the second quarter of 2004. General and administrative expenses increased $1.3 million (39%) due to Marquez Energy expenses which were not combined with Venoco for the second quarter of 2004, increases in technical staff, payment of larger prior year performance bonuses, and higher professional fees related to accounting and information technology system conversion and enhancement costs incurred in the quarter and an accrual for the settlement of certain litigation. Depletion, depreciation, amortization and impairment expenses increased due to increased production volumes. Amortization of deferred loan costs increased $0.6 million due to amortization of costs associated with the senior notes (see Note 6 to our interim condensed consolidated financial statements) and a write-off of deferred loan cost related to a reduction in the available borrowing base on the revolving credit facility from $50 million to $40 million.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2005 was $2.0 million compared to $11.3 million for the six months ended June 30, 2004. The two largest factors causing the change were the substantial increase in unrealized derivative losses in 2005 and the increased levels of debt. Earnings for the first six months of 2005 include a $35.2 million commodity derivative loss ($7.2 million realized) compared to $6.9 million commodity derivative loss ($6.1 million realized) for the six months ended June 30, 2004. Net interest expense totaled $6.8 million for the first half of 2005 compared to $0.6 for the first half of 2004.

Oil and gas sales for the six months ended June 30, 2005 were $87.4 million, a 39% increase from oil and gas sales for the first six months of 2004 of $62.9 million. Oil sales increased $15.6 million (32%) because of a 4% increase in oil production volumes as well as a 28% increase in realized oil prices. Natural gas sales increased $8.9 million (62%) because of an increase in sales quantities of 45% as well as an increase in prices received for gas sales of 11%. Commodity derivative losses increased $28.2 million in the period in 2005 due to a $27.2 million increase in unrealized commodity derivative losses as compared to the same period in 2004. Other revenues decreased $0.1 million.

Expenses for the first half of 2005 increased $12.8 million or 33% to $51.5 million compared to $38.8 million in the first six months of 2004. Interest expense increased $6.2 million or 977% due to increased debt levels from our $150 million senior notes issued in December 2004. Oil and natural gas production expenses increased $1.6 million (7%) due to the increased field activity in 2005. General and administrative expenses increased $2.0 million (34%) due to Marquez Energy expenses not incurred in 2004, increases in technical staff, and higher professional fees related to accounting and information technology systems conversions and enhancements and an accrual for the settlement of certain litigation. Depletion, depreciation, amortization and impairment expenses increased on a per unit basis due to an increase in estimated future development costs and a decrease in reserves at December 31, 2004, thereby increasing the depletion rate per unit and also due to increased production volumes. Amortization of deferred loan costs increased $0.9 million due to amortization of costs associated with the senior notes (see Note 5 to our interim condensed consolidated financial statements) and a write-off of deferred loan cost related to a reduction in the available borrowing base on the revolving credit facility from $50 million to $40 million.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash provided by operating activities	$28,565	$18,877
Cash used in investing activities	(46,390)	(837)
Cash used in financing activities	(31,229)	(13,182)

Net cash provided by operating activities was $28.6 million for the first six months of 2005, compared with $18.9 million in the first six months of 2004. Cash flows from operating activities as compared to the prior years first six months were favorably impacted primarily by higher revenues from oil and natural gas sales of $24.5 million partially offset by increased oil and natural gas production expenses of $1.6 million.

Oil and natural gas sales increased due to increased production from development activity, the acquisition of Marquez Energy and increased prices. The production increases were partially offset in the second quarter by the loss of production from the Big Mineral Creek field that was sold on March 31, 2005. Cash flows from operating activities as compared to the prior years first six months were negatively impacted primarily by payments of net premiums on derivative contracts of $10.7 million and increases in general and administrative expenses of $2.0 million.

Net cash used in investing activities was $46.4 million in the first six months of 2005 and consisted primarily of $14.6 million in expenditures to acquire Marquez Energy and $30.7 million in costs incurred for oil and gas properties adjusted by a $1.4 million reduction in accrued amounts payable at June 30, 2005 as compared to December 31, 2004.

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

Changes in Fair Value

The fair value of outstanding crude oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per barrel increase in the price of oil and a  $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	June 30, 2005
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(14.4)	$(13.0)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	(17.2)	(22.6)

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

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-4/A (Registration no. 333-1237111) as filed with the Securities and Exchange Commission on April 20, 2005 (the “Registration Statement”) and Note 2, Summary of Significant Accounting Policies, included in the notes to the financial statements in the Registration Statement, and in the notes to the financial statements included in Item 1 of this Form 10-Q for a description of critical accounting policies and estimates.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005 (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

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

In concluding that our disclosure controls and procedures were effective as of June 30, 2005, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 2, “Restatement,” to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows and have no material effect on our net income. In order to enhance our disclosure controls and procedures, particularly with respect to accounting and financial reporting, we have also commenced, and are currently engaged in, a review of the adequacy of our current levels of accounting staff with a view towards potentially adding additional staff.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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