Form 10-K
period 2005-12-31
Venoco, Inc.
filed 2006-04-05
CIK 1313024

Use these links to rapidly review the document
TABLE OF CONTENTS
CONSOLIDATED FINANCIAL STATEMENTS OF VENOCO, INC. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-123711

VENOCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0323555 (I.R.S. Employer Identification No.)
370 17th Street, Suite 2950 Denver, Colorado (Address of Principal Executive Offices)	80202-1370 (Zip Code)

(303) 626-8300
(Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The registrant had no voting or non-voting common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

        There were 32,692,500 shares of common stock outstanding as of March 30, 2006.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "expect," "intend," "estimate," "anticipate," "believe" or "plan" or the negative thereof or variations thereon or similar terminology. Forward-looking statements relate to, among other things:

  •
  our future financial position, including cash flow and anticipated liquidity;

  •
  amounts and nature of future capital expenditures;

  •
  acquisitions and other business opportunities;

  •
  operating costs and other expenses;

  •
  wells to be drilled or reworked;

  •
  oil and natural gas prices and demand;

  •
  exploitation, development and exploration prospects;

  •
  asset retirement obligations;

  •
  estimates of proved oil and natural gas reserves;

  •
  reserve potential;

  •
  development and infill drilling potential;

  •
  expansion and other development trends in the oil and natural gas industry;

  •
  business strategy;

  •
  production of oil and natural gas;

  •
  planned asset sales or dispositions; and

  •
  expansion and growth of our business and operations.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under "Risk Factors" and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

        Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

  •
  acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

  •
  competition for available properties and the effect of such competition on the price of those properties;

  •
  oil and natural gas prices;

  •
  risks related to our level of indebtedness;

  •
  our ability to replace oil and natural gas reserves;

  •
  loss of senior management or technical personnel;

  •
  risks arising out of our hedging transactions;

  •
  our inability to access oil and natural gas markets due to operational impediments;

  •
  uninsured or underinsured losses in our oil and natural gas operations;

  •
  inaccuracy in reserve estimates and expected production rates;

  •
  exploitation, development and exploration results;

  •
  costs related to asset retirement obligations;

  •
  a lack of available capital and financing;

  •
  the potential unavailability of drilling rigs and other field equipment and services;

  •
  general economic, market or business conditions;

  •
  factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms;

  •
  the impact and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

  •
  environmental liabilities;

  •
  risk factors discussed in this report; and

  •
  other factors, many of which are beyond our control.

GLOSSARY OF TECHNICAL TERMS

3D seismic	Geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two dimensional seismic data.
Anticline	An arch-shaped fold in rock in which rock layers are upwardly convex.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.
Bcf	One billion cubic feet of natural gas.
Bcfe	One billion cubic feet of natural gas equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
BOE	One stock tank barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

Btu	British thermal unit, the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The installation of permanent equipment for the production of oil or natural gas.
Condensate	Hydrocarbons which are in a gaseous state under reservoir conditions but which become liquid at the surface and may be recovered by conventional separators.
/d	Per day.
Developed acreage	The number of acres which are allocated or assignable to producing wells or wells capable of production.
Development drilling or development wells
Drilling or wells drilled within the proved area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, to the depth of a stratigraphic horizon known to be productive.
Dry well	A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.
Exploitation and development activities	Drilling, facilities and/or production-related activities performed with respect to proved and probable reserves.
Exploration activities	The initial phase of oil and natural gas operations that includes the generation of a prospect and/or play and the drilling of an exploration well.
Exploration well
A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.
Finding and development costs	Capital costs incurred in the acquisition, exploration, development and revisions of proved oil and gas reserves divided by proved reserve additions.
Gross acres or gross wells	The total acres or wells, as applicable, in which a working interest is owned.
Infill drilling	Drilling of an additional well or wells below existing spacing to more adequately drain a reservoir.
Injection well	A well in which water is injected, the primary objective typically being to maintain reservoir pressure.
MBbl	One thousand barrels.
MBOE	One thousand BOEs.
Mcf
One thousand cubic feet of natural gas. For the purposes of this report, this volume is stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

Mcfe	One thousand cubic feet of natural gas equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to 6 Mcf of natural gas.
MMcf
One million cubic feet of natural gas. For the purposes of this report, this volume is stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
MMBbl	One million barrels.
MMBOE	One million BOEs.
MMBtu	One million British thermal units.
Natural gas liquids	Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.
Net acres or net wells	The gross acres or wells, as applicable, multiplied by the working interest owned.
NYMEX	The New York Mercantile Exchange.
Oil	Crude oil, condensate and natural gas liquids.
Pay zone	A geological deposit in which oil and natural gas is found in commercial quantities.
Producing well or productive well
A well that is producing oil or natural gas or that is capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.
Proved developed non-producing reserves
Proved developed reserves that do not qualify as proved developed producing reserves, including reserves that are expected to be recovered from (i) completion intervals that are open at the time of the estimate, but have not started producing, (ii) wells that are shut-in because pipeline connections are unavailable or (iii) wells not capable of production for mechanical reasons.
Proved developed reserves
This term means "proved developed oil and gas reserves" as defined in Rule 4-10(a)(3) of SEC Regulation S-X, and refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved developed reserves to production ratio	The ratio of proved developed reserves to total net production for the preceding 12 months.
Proved developed producing reserves	Reserves that are being recovered through existing wells with existing equipment and operating methods.

Proved reserves or proved oil and natural gas reserves
This term means "proved oil and gas reserves" as defined in Rule 4-10(a)(2) of SEC Regulation S-X and refers to the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved reserves to production ratio	The ratio of total proved reserves to total net production for the preceding 12 months.
Proved undeveloped reserves
This term is defined in Rule 4-10(a)(4) of SEC Regulation S-X and refers to reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
PV-10 value
The present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using prices and costs as of the date of estimate without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. See page 59 of this report.
Recompletion	The completion for production of an existing wellbore in a different formulation or producing horizon, either deeper or shallower, from that in which the well was previously completed.
Reserve life
The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in economic quantities, assuming certain price and cost parameters. For purposes of this report, reserve life is determined on a BOE basis by dividing the estimated proved reserves and revisions of previous estimates, excluding property sales, at the end of the year by the oil and natural gas volumes produced during the year.
Secondary recovery
The second stage of hydrocarbon production during which an external fluid such as water or gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore.
Shut-in	A well suspended from production or injection but not abandoned.

Undeveloped acreage
The number of acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved oil and natural gas reserves.
Waterflood	A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil.
Working interest
The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production, subject to all royalties, overriding royalties and other burdens, all costs of exploration, development and operations and all risks in connection therewith.
Workover
Remedial operations on a well conducted with the intention of restoring or increasing production from the same zone, including by plugging back, squeeze cementing, reperforating, cleanout and acidizing.

SUPPLEMENTAL INFORMATION

        The registrant has not sent an annual report to its security holders covering the year ended December 31, 2005, nor has the registrant sent to more than ten of its security holders any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders held since January 1, 2005.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our core area of focus is offshore and onshore California. We believe that California's numerous large oil and natural gas fields and limited number of well capitalized, independent operators present us with an attractive niche market opportunity. Our properties typically have long reserve lives and predictable well production profiles. Our strategy is to:

  •
  acquire properties with low-risk exploitation and development opportunities at attractive prices;

  •
  expand reserves and production from our properties, thereby reducing unit operating costs; and

  •
  pursue relatively low-risk, opportunistic exploration activities.

        Since our inception in 1992, we have grown to become one of the largest independent oil and natural gas companies in California based on production volumes. According to a reserve report prepared by Netherland, Sewell & Associates, Inc. ("NSAI"), as of December 31, 2005, we had estimated proved reserves of 47.6 MMBOE, 69% of which were proved developed. As of that date, approximately 74% of our estimated proved reserves consisted of oil and the remainder consisted of natural gas. At December 31, 2005, the PV-10 value of our proved reserves was approximately $894 million. We set forth our definition of PV-10 (a non-GAAP measure) and a reconciliation of a standardized measure of discounted future net cash flows to PV-10 on page 59. On March 31, 2006, we acquired TexCal Energy (LP) LLC, an independent exploration and production company with properties in Texas and California. The acquisition significantly increases our proved reserves and production. See "—Recent Developments."

Our Strengths

        We believe that the following strengths provide us with significant competitive advantages:

        High quality asset base with a long reserve life.    Most of our reserves are concentrated in fields that have large volumes of hydrocarbons in place in multiple geologic horizons. Fields of this type often have a significant number of potential drilling prospects. One of our primary objectives is to continue to increase the amount of oil and natural gas ultimately recovered from these fields, thereby increasing our reserves and production. Our offshore fields generally have well-established production histories and exhibit relatively moderate production declines. As of December 31, 2005, our proved reserves to production ratio was 11.3 years and our proved developed reserves to production ratio was 7.8 years. We believe that this relatively stable base of long-lived production is a strong platform to support further growth in our reserves and production.

        Significant drilling inventory and growth potential.    We have a multi-year inventory of drilling prospects in our core areas. We believe that the continued exploitation and development of our properties will allow us to increase our proved reserves and our average net daily production even if we do not make additional acquisitions. In addition, we believe that improved technology, our experienced technical staff and our substantial acreage position will allow us to further expand our proved reserves and production through exploration activities.

        Attractive reserve replacement costs.    From our inception through December 31, 2005, we made approximately $363.7 million in capital expenditures to acquire, develop and/or discover 96 MMBOE of proved reserves at an average reserve replacement cost (including reserve revisions) of $3.79 per BOE. These capital expenditures consisted of $107.6 million used to complete 20 acquisitions and

$256.1 million used for development and exploration projects. See page 59 for a description of how we calculate reserve replacement cost.

        Extensive knowledge of the Monterey shale formation.    A substantial portion of our production consists of offshore production from an unconventional reservoir, the fractured Monterey shale formation in California. Our technical team has extensive offshore experience with the evaluation and exploitation of this reservoir. We believe that there are significant exploration, exploitation and development opportunities relating to the Monterey formation onshore as well, and that our offshore expertise will help us take advantage of those opportunities.

        Significant financing capacity supported by hedges with upside exposure.    We believe that our existing financial resources will enable us to exploit our numerous drilling prospects and pursue selected acquisition opportunities. In addition, we have hedged a significant portion of our anticipated production over the next four years to support our capital expenditure program. The majority of these hedges are in the form of collars or purchased floors, many of which allow us to participate in commodity price increases while limiting our exposure to commodity price declines.

        Experienced, proven management and operations team.    The members of our executive management team have an average of over 20 years of experience in the oil and natural gas industry. Our Chief Executive Officer, Timothy Marquez, co-founded the company in 1992 and beneficially owns all of our outstanding capital stock. Prior to founding the company, Mr. Marquez worked for Unocal for 13 years in both engineering and managerial positions. Our operations team has significant experience in the California oil and natural gas industry across a broad range of disciplines, including geology, drilling and operations and regulatory and environmental matters. Our team currently includes 31 engineers and geoscientists. We believe that our experience and knowledge of the California oil and natural gas industry, including the unconventional Monterey reservoir, are important competitive advantages for us.

        High percentage of operated properties.    We have operating control of substantially all of our properties, operating approximately 92% of our production as of December 31, 2005. Maintaining control of our properties allows us to use our technical and operational expertise to manage overhead, production and drilling costs and capital expenditures and to control the timing of exploration, exploitation and development activities.

        Reputation for environmental safety and regulatory compliance.    We believe that we have established a reputation among regulators and other oil and natural gas companies as having a commitment to safe environmental practices. For example, the state of California has presented us with awards for outstanding lease maintenance at our Beverly Hills and Santa Clara Avenue fields. We believe that our reputation is an important advantage for us when we are competing to acquire properties, particularly those in environmentally sensitive areas, because sellers are often concerned that they could be held responsible for environmental problems caused by the purchaser.

        Good relationships with local communities.    We have devoted substantial effort towards establishing and maintaining good relationships with the communities in which we operate, and have won several awards for our community service and outreach programs. We believe that maintaining strong community ties can, among other things, help to facilitate the process of obtaining the governmental approvals needed to expand our operations.

Our Strategy

        We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

        Grow through relatively low-risk exploration, exploitation and development projects.    We operate properties with substantial volumes of remaining hydrocarbons. We believe that we can continue to expand reserves and increase production from these properties on a low-cost basis with relatively limited risk. Since a change in our management that occurred in June 2004, we have returned to our historical strategy of actively pursuing these opportunities. Our exploration, exploitation and development capital expenditures more than tripled in 2005 as compared to 2004, and we project that they will again rise significantly in 2006. We expect that our proved reserves and production will increase as a result of these expenditures.

        Make opportunistic acquisitions of underdeveloped properties.    We intend to continue to pursue acquisitions that will expand our reserves and production on a cost-effective basis. Our primary focus is on operated interests in large, mature fields that are located in our core operating regions and have significant production histories, established proved reserves and potential for further exploitation and development. Historically, we have had success acquiring offshore California properties from major oil companies, including Chevron and ExxonMobil. We believe that we have established a strong reputation as a reliable and safe operator and that this will lead to future opportunities to acquire properties from major oil companies. In addition, many properties in California are held by smaller independent companies that lack the resources to exploit them fully. We intend to pursue these opportunities to selectively expand our portfolio of properties.

        Exploration and exploitation of unconventional reservoirs.    We plan to use the expertise we have developed with the fractured Monterey shale formation and other complex, unconventional reservoirs in our acquisition, exploration, exploitation and development of properties with similar characteristics. As of December 31, 2005, we leased over 48,000 net acres with proven, probable and possible Monterey reserves and are actively seeking additional acreage. We plan to spend approximately $18 million on Monterey development wells and approximately $19 million on Monterey exploration in 2006.

        Actively pursue acquisitions and grow our assets in the Sacramento basin.    We intend to continue to pursue an active drilling and acreage acquisition program in the Sacramento basin. From November 2004 to December 2005, we increased our average net production and acreage in the Sacramento basin by 79% and 59%, respectively. We expect to continue our growth in this area, which we believe has significant exploration, exploitation and development opportunities. As one of the largest operators in the basin, we believe that we are well positioned to identify and exploit these opportunities. In addition to allowing us to increase our proved reserves and production, we expect that our focus on this area will allow us to lower our per unit operating costs and achieve a more balanced mix of oil and natural gas production. Our acquisition of TexCal represents a significant element of this aspect of our strategy.

        Focus on the California market.    Historically, we have focused primarily on properties onshore and offshore California. We believe the California market will continue to provide us with attractive growth opportunities. Many properties in California are characterized by significant hydrocarbons in place with multiple pay zones and long reserve lives—characteristics that our technical expertise make us well-suited to exploit. In addition, competition for the acquisition of properties in California is limited relative to many other markets because of the state's unique operational and regulatory environment. We believe that our technical capabilities, environmental record and experience with California regulatory requirements will allow us to grow in the California market. However, we will continue to assess opportunities in other geographic markets, and may expand to those markets if attractive opportunities become available.

        Continue to reduce operating costs.    We intend to improve our operating margins through cost control measures and increases in production volumes, particularly with respect to operations where fixed costs comprise a large proportion of total costs. For example, a major portion of our offshore operating costs are related to fixed platform expenses. Accordingly, we believe that we can significantly increase our profitability by increasing production from those platforms.

        Maintain our financial strength and flexibility.    We believe that maintaining both financial flexibility and a disciplined capital expenditure program are integral to the successful execution of our business strategy. We intend to fund our exploitation, development and exploration activities for 2006 primarily with cash flow from operations. Our cash flow from operations is supported by the hedges we have in place from 2006 through 2009. We will continue to pursue a hedging strategy designed to protect our ability to execute our capital expenditure plan and to preserve upside potential. See "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our derivative/hedging activity.

Recent Developments

Acquisition of TexCal Energy

        On March 31, 2006, we acquired TexCal Energy (LP) LLC, an independent exploration and production company with properties in Texas and California, for $456 million in cash. According to a reserve report prepared by independent engineers DeGolyer & MacNaughton, as of December 31, 2005, TexCal had proved reserves of 31.4 MMBOE. In the year ended December 31, 2005, TexCal generated revenues of $83.2 million, net income of $44.6 million and net cash from operating activities of $50.8 million. TexCal's operations are located entirely onshore and are concentrated in the Gulf Coast region of Texas and in the Sacramento basin in California.

        Our acquisition of TexCal was completed pursuant to a merger agreement entered into on March 30, 2006. As contemplated by the agreement, TexCal merged with one of our wholly owned subsidiaries, with TexCal as the surviving entity. TexCal made customary representations in the merger agreement regarding its business, operations and other matters, all of which expired at the closing of the transaction.

        We financed the acquisition through loans advanced under a second amendment and restatement of our existing revolving credit facility and a new senior secured second lien term loan facility. On March 30, 2006, we borrowed $350 million pursuant to the term loan facility, which we entered into with Credit Suisse, as administrative agent, Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint lead arrangers, Harris Nesbitt Corp., as co-arranger, and Lehman Brothers, as syndication agent. We entered into the second amendment and restatement of our existing revolving credit facility on March 30, 2006 with the Bank of Montreal, as administrative agent and lead syndication agent, Harris Nesbitt, as lead arranger, Credit Suisse Securities (USA) and Lehman Brothers, as co-arrangers, and Credit Suisse and Lehman Commercial Paper Inc., as co-syndication agents and co-documentation agents. On March 31, 2006, we borrowed approximately $119.5 million under the revolving credit facility to finance the remainder of the TexCal purchase price and transaction costs of approximately $15 million.

        The revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million. The revolving credit facility is secured by a first priority lien on substantially all of our assets, including the stock of all of our subsidiaries, and is unconditionally guaranteed by each of our subsidiaries other than Ellwood Pipeline, Inc. The term loan facility is secured by second priority liens on the same collateral as the revolving credit facility. A collateral trust agreement was entered into on March 30, 2006 in order to provide, for the benefit of the holders of our outstanding 8.75% senior notes due 2011, liens on our property that are equal and ratable with the liens securing the term loan facility. Principal on the term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009, subject, in each case, to certain obligations to make mandatory prepayments. We may from time to time make optional prepayments on outstanding loans. Under the term loan facility, optional prepayments made prior to the second anniversary of the date of the loan are subject to a prepayment premium.

Initial Public Offering

        On December 19, 2005, we filed with the SEC a registration statement on Form S-1 relating to an initial public offering of our common stock. We filed amendment No. 1 to the registration statement on February 17, 2006. We will apply to list our common stock on the New York Stock Exchange in connection with the offering. We expect to complete the offering in 2006.

Description of Properties

California Offshore

        South Ellwood Field.    South Ellwood is our largest field in terms of proved reserves, representing approximately 46% of our total proved reserves as of December 31, 2005. The field is located in state waters approximately two miles offshore California in the Santa Barbara channel. We conduct our operations in the field from platform Holly. We acquired our interest from Mobil Oil Corporation in 1997. Since that time, we have made numerous operational enhancements to the field, including an additional well, reworks of existing wells and upgrades at the platform and the associated onshore treatment facility. We operate the field and have a 100% working interest.

        The South Ellwood field is approximately seven miles long and is part of a regional east-west trend of similar geologic structures running along the northern flank of the Santa Barbara channel and extending to the Ventura basin. This trend encompasses several fields that, over their respective lifetimes, are each expected to produce over 100 million barrels of oil, according to the California Division of Oil, Gas, and Geothermal Resources. The Monterey formation is the primary oil reservoir in the field, producing sour oil with a gravity of approximately 21 degrees. As of December 31, 2005, we had 17 producing wells and one injection well in the field. During December 2005, average net production at the field was 3,388 Bbl/d of oil and 3,770 Mcf/d of natural gas. We completed an exploration well on platform Holly to the Sespe formation in the second half of 2005. A second exploration well was drilled late in 2005 to the north flank of the Monterey formation. Both wells have multiple zones of interest and are currently being tested and evaluated for commerciality. In 2006, we plan to install electric submersible pumps on four wells on the platform. Based on our experience with the electric submersible pump already in place, we expect the new pumps to allow us to increase production from the platform.

        We own processing and transportation facilities at South Ellwood, including a common carrier pipeline, an onshore facility, a pier and a marine terminal. We conduct two-phase separation on the drilling platform and the oil/water emulsion is transported by pipeline to the onshore facility for separation. The oil is then transported to the marine terminal via the common carrier pipeline. From the marine terminal, the oil is transported by barge for sale primarily in Long Beach, California. Title to the oil is transferred when the barge completes delivery. Oil produced at the South Ellwood field has been transported by barge since operations at the field commenced in 1966. The barge is owned and operated by a third party with whom we have a long-term service contract. We are pursuing various alternative means of transporting oil from South Ellwood, including a possible onshore pipeline or a second barge. There can be no assurance that our efforts with respect to these alternatives will be successful. Construction of the pipeline, if it occurs, will not be completed before 2008. Natural gas produced at the field is transported by common carrier pipeline.

        In addition to our processing and transportation facilities, we operate, and have a 78% interest in, two seep tents located in the vicinity of the drilling platform. These tents capture naturally seeping natural gas from the ocean floor at a net rate of approximately 200 Mcf/d. The captured natural gas is transported to the onshore facility by a separate pipeline. The seep tents have helped to reduce air emissions and contain the flow of naturally occurring natural gas seeps onto the Santa Barbara coastline.

        Santa Clara Federal Unit.    The Santa Clara Federal Unit, which is located approximately ten miles offshore in the Santa Barbara channel near Oxnard, California, represented approximately 27% of our total proved reserves as of December 31, 2005. Our operations in the unit are conducted from two platforms, platform Gail in the Sockeye field and platform Grace in the Santa Clara field. We acquired our interest in the unit and the associated facilities from Chevron in February 1999. Production is transported via pipeline to Los Angeles, California. We operate the field and have a 100% working interest.

        The Sockeye field structure is a northwest/southeast trending anticline bounded to the north and south by fault systems. The field produces from multiple stacked reservoirs ranging from the Monterey, at about 4,000 feet, to the Upper Juncal at approximately 12,000 feet. Other formations include the Upper Topanga, Lower Topanga and Sespe. As of December 31, 2005, we had 18 producing wells and three active injection wells in the field. The primary producing horizons initially were the Monterey and Upper Sespe. More recently, recompletions in the Upper Topanga horizon have accounted for a larger share of production. The oil produced from the Monterey and Upper Topanga is sour with gravities ranging from 12 to 18 degrees. The Lower Topanga and Sespe horizons produce sweet crude with gravities of 26 to 30 degrees. During December 2005, average net production at the field was 3,813 Bbl/d of oil and 782 Mcf/d of natural gas.

        We believe that additional drilling opportunities exist in the Sockeye field and have identified approximately ten locations for potential drilling and three recompletion opportunities. In the first quarter of 2006, we drilled one dual completion well with production from the Lower Topanga/Sespe and Upper Topanga formations and one well to an untested structure with potential for Monterey, Upper Topanga and Sespe production. If this well is successful, another similar structure to the southwest will be drilled at a later date. In addition, 3D seismic surveys have identified structures to the south and southwest which are fault-separated from the current development and untested. Using current technology, these structures can be reached from platform Gail and could provide additional drilling locations.

        Chevron shut in production at platform Grace in 1997, and we currently use it as a launching and receiving facility for pipeline cleaning devices and as an interconnecting pipeline to transport oil and natural gas produced from platform Gail to our onshore plant. We intend to return platform Grace to production in the Santa Clara field in 2006 by redrilling selected wells and upgrading facilities. In March 2003, we granted an option to Crystal Energy LLC to lease or purchase platform Grace for use as a liquid natural gas ("LNG") terminal. In March 2006, Crystal Energy assigned its interest in the option agreement to Clearwater Port LLC, that agreement was terminated and we entered into a new agreement with Clearwater Port. Under the new agreement, Clearwater Port has an option to purchase or lease platform Grace for use as an LNG terminal. The option will become exercisable on January 1, 2008 and will expire on March 1, 2012. If Clearwater exercises the option, we will cease any exploration, exploitation and development activities then conducted from the platform and Clearwater will commence construction of its LNG facility. Clearwater's right to exercise the option is subject, among other things, to its receipt of certain regulatory approvals relating to the construction and operation of its LNG facility and the satisfaction of certain financial requirements. If the option is exercised, Clearwater will pay us an annual fee during the period in which the LNG facility is being constructed. Following the commencement of operations at the facility, Clearwater will pay us an annual fee based on the amount of LNG processed, produced or stored at the facility. The fee will be equal to approximately $12 million for the first 800,000 MMBTU per day and $0.04 per MMBTU for volumes in excess of 800,000 MMBTU/d on an average annual basis.

        Dos Cuadras Field.    The Dos Cuadras field is located in federal waters approximately five miles offshore California in the Santa Barbara channel. We acquired our 25% non-operated working interest in the western two-thirds of the field from Chevron in February 1999. We have working interests ranging from approximately 17.5% to 25% in the associated onshore facility and pipelines. The field is operated by DCOR, LLC. Production is transported via pipeline to Los Angeles, California.

        The principal operations in the field consist of primary and waterflood production from the Repetto formation. The gravity of this production is approximately 27 degrees. As of December 31, 2005, there were 88 producing wells and 15 injection wells in the field. During December 2005, average net production at the field was 812 Bbl/d of oil and 612 Mcf/d of natural gas.

Sacramento Basin

        In terms of historical production, the Sacramento basin is one of California's most prolific onshore natural gas producing areas not associated with oil production, containing eight of the state's ten largest natural gas fields by that measure. It is located near northern California natural gas markets and has substantial natural gas gathering infrastructure and pipeline capacity. It is approximately 210 miles long and 60 miles wide and contains a variety of different geologic plays. Our average net production in the basin was 14,453 Mcf/d in December 2005, making us one of the largest producers in the area. As of December 31, 2005, we owned or leased over 49,000 net acres in the basin and operated almost 100% of our production there. From November 2004 to December 2005, we increased our production in the basin by 79% and expanded our acreage position there by 59%. We recently acquired 3D seismic data covering 500 square miles in the basin and have begun analyzing the data to identify additional exploration, exploitation and development opportunities on our properties. We believe this data will also help us assess acquisition opportunities in the basin. Our acquisition of TexCal significantly expands our presence in the basin. See "Recent Developments—Acquisition of TexCal Energy."

        Willows and Grimes Fields.    The Willows and Grimes fields are located in Colusa, Glenn and Sutter Counties north of Sacramento, California. We acquired our interests in the fields in 1996 from Mobil Oil Corporation. We operate substantially all of the fields in terms of production and have an average working interest of 56%. Our combined lease position in these two areas was 17,083 net acres as of December 31, 2005.

        Natural gas production in the Grimes field is from the Forbes formation and production in the Willows field is from the Forbes and Kione formations. Depths range from 2,800 feet in the Willows field to 8,900 feet in the Grimes field. We had 105 producing wells and two injection wells in the fields as of December 31, 2005.

        At the time we acquired our interests in the Willows and Grimes fields, they were producing approximately 5,403 Mcf/d. As a result of significant exploration, exploitation and development activities in the fields since mid-2004, average net production rose to 8,324 Mcf/d in December 2005. To date, we have focused primarily on the Grimes field, where we drilled 13 wells and completed 12 from June 2004 through December 2005. We drilled seven infill wells in the Willows field in the first quarter of 2006. We completed 41 workovers in the fields in 2005. We believe that there are significant additional opportunities for infill drilling and workovers in the fields and in surrounding areas. From October 2004 to December 2005, we acquired over 6,790 net acres in the area. We have two completion/workover rigs and one drilling rig under long term contract in the northern Sacramento basin. We have contracted for two drilling rigs and two workover rigs, which will enable us to drill over 50 new wells and complete approximately 30 workovers per year in the fields.

        Sacramento Delta Fields.    The Sacramento Delta fields are located in Solano County, approximately 60 miles southwest of Sacramento, California. We acquired many of our interests in these fields from Chevron in 1998. We operate the fields and have working interests ranging from approximately 42% to 100%.

        Natural gas production is primarily from the Markley, Suisun and Domengine formations, ranging in depth from 3,000 to 7,500 feet. As of December 31, 2005, we had nine producing wells in the fields. During December 2005, average net production from the fields was 1,474 Mcf/d.

        We discovered a new field in the Grizzly Island area of the Sacramento Delta in October 2004. This discovery was made as a result of a 3D seismic program covering 65 square miles conducted with Occidental Petroleum. The initial well, in which we have a 44% working interest, produces from the Domengine formation. Average net production from the well averaged 918 Mcf/d from April to December 2005. We acquired Occidental Petroleum's interests in the area covered by the 3D seismic program in July 2005. We believe that this acquisition will provide us with additional exploration, exploitation and development opportunities.

        Dutch Slough Field.    The Dutch Slough field is located in Contra Costa County, California. We acquired our interest in the field as a result of our acquisition of Marquez Energy in March 2005. We operate the field and have an average working interest of 50%.

        The field produces natural gas from the Hamilton, Anderson, Martinez and McCormick formations at depths ranging from 6,500 to 8,300 feet. Average net production from the field was 1,344 Mcf/d in December 2005. As of December 31, 2005, there were five producing wells in the field. A 3D seismic survey has allowed us to identify multiple potential drilling prospects in the field. We drilled two new wells in the first quarter of 2006.

        Union Island Field.    The Union Island field is located in San Joaquin County, California. We acquired our interest in the field as a result of our acquisition of Marquez Energy in March 2005. We operate the field and have a 50% working interest.

        The field produces natural gas from the Winters formation at a depth of approximately 9,700 feet. As of December 31, 2005, there were five producing wells and one injection well in the field. Average net production from the field was 1,952 Mcf/d in December 2005. We believe that the field has significant potential for further development through gas gathering and facilities modifications and upgrades. We have also identified eight additional infill drilling locations. We expect to begin drilling these wells in 2006. We reactivated two idle wells in the field in 2005 and plan to drill a new well in the first half of 2006. In the fourth quarter of 2005, we purchased the Union Island pipeline, a 32-mile pipeline that runs from the field to a point near Pittsburg, California, for $6.1 million.

        Arbuckle Field.    The Arbuckle field is located in Colusa County, California. We acquired the majority of our interest in the field from Petrogulf in September 2005. As of December 31, 2005, we operated 13 wells in the field and had an average working interest of 65%. The field produces from the Forbes formation at depths ranging from 4,400 to 7,200 feet. Average net production at the field during December 2005 was 259 Mcf/d of natural gas. We acquired a 3D seismic database as part of our acquisition of the field and are currently in the process of reviewing the data. We believe that the field may have recompletion and infill drilling opportunities similar to those found in the Grimes field, which is nearby.

Southern California Onshore

        Beverly Hills West Field.    The Beverly Hills West field is located in Beverly Hills, California. All drilling and production operations are conducted from a 0.6 acre surface location adjacent to the campus of Beverly Hills High School. All wells were directionally drilled from the site. We acquired our interest in the field from Wainoco Oil & Gas Company in 1995. We operate the field and have a 100% working interest.

        Production at the field comes from the Wolfskill, Ogden and Hauser formations. The gravity of this production is approximately 25 degrees. As of December 31, 2005, we had 14 active producing wells and three injection wells in the field. During December 2005, average net production at the field was 324 Bbl/d of oil and 263 Mcf/d of natural gas.

        Santa Clara Avenue Field.    The Santa Clara Avenue field is located in Ventura County, California. We acquired our interests in the field in 1994 and 1996 from three other operators. We operate the field and have working interests ranging from 43% to 100%.

        Production at the field comes from the Sespe formation at depths ranging from 7,500 feet to 12,000 feet. The gravity of this production ranges from 16 to 23 degrees. As of December 31, 2005, we had 19 producing wells and one injection well at the field. During December 2005, average net production at the field was 229 Bbl/d of oil and 357 Mcf/d of natural gas.

Oil and Natural Gas Reserves

        The following table sets forth our net proved reserves for the dates indicated. Our reserve estimates as of December 31, 2003 are based on a reserve report prepared by Ryder Scott and our reserve estimates as of December 31, 2004 and 2005 are based on reserve reports prepared by NSAI. The reserve estimates were based upon those engineers' review of production histories and other geological, economic, ownership and engineering data, some of which was provided by us. Proved reserves as of each date indicated reflect all acquisitions and dispositions completed as of that date.

	Year Ended December 31,
	2003(1)	2004(1)	2005
Net proved reserves (end of period)
Oil (MBbl)
Developed	31,423	28,035	24,154
Undeveloped	15,334	11,900	11,146

Total	46,757	39,935	35,300
Natural gas (MMcf)
Developed	51,112	49,418	53,390
Undeveloped	15,473	20,458	20,663

Total	66,585	69,876	74,053
Total proved reserves (MBOE)	57,855	51,581	47,642

(1)
Does not include reserves of Marquez Energy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Accounting Matters—Acquisition of Marquez Energy." The amount shown does include 3.4 MMBOE of proved reserves attributable to the Big Mineral Creek field, which we sold on March 31, 2005.

        As of December 31, 2005, our proved reserves totaled 47,642 MBOE (69% proved developed), comprised of 35,300 MBbl of oil (74% of the total) and 74,053 MMcf of natural gas, and had an estimated proved reserves to production ratio of 11.3 years.

        Proved reserves are estimates of oil and natural gas to be recovered in the future. Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs, or from existing wells where relatively major expenditure is required for completion.

        Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas will likely be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different, and may differ materially, from the quantities of oil and natural gas that are ultimately recovered.

        Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The present value shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to the timing of future production that may prove to be inaccurate. For properties that we operate, expenses exclude our share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs, interest expense and income taxes.

Production, Prices and Costs

        The following table sets forth certain information regarding our historical average net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the periods indicated. We urge you to read this information in conjunction with the information contained in our financial statements and related notes included elsewhere in this report. The information set forth below is not necessarily indicative of future results.

	Year Ended December 31,
	2003	2004(1)	2005(1)
Production Volume:
Natural gas (MMcf)	5,607	5,826	7,588
Oil (MBbls)	3,114	3,101	2,953
MBOE	4,049	4,072	4,218
Daily Average Production Volume
Natural gas (Mcf/d)	15,362	15,918	20,789
Oil (Bbl/d)	8,532	8,472	8,090
BOE/d	11,092	11,125	11,555
Oil Price per Bbl Produced (in dollars)
Realized price before hedging loss	$26.29	$34.69	$45.66
Realized hedging loss	$(2.39)	$(5.47)	$(7.46)
Net realized	$23.90	$29.22	$38.20
Natural Gas Price per Mcf (in dollars)
Realized price before hedging loss	$5.06	$5.77	$7.45
Realized hedging loss	$(0.50)	$(0.11)	$(0.11)
Net realized	$4.56	$5.66	$7.34
Average Sale Price per BOE	$24.69	$30.42	$39.55
Expense per BOE
Production expenses(2)	$11.27	$12.17	$12.81
Transportation expenses	$0.69	$0.72	$0.62
Depreciation, depletion, amortization and impairment	$3.99	$4.05	$5.14
General and administrative expense(3)	$2.87	$2.77	$3.79
Interest expense, net(3)	$0.52	$0.56	$3.24

(1)
Amounts shown include Marquez Energy from July 1, 2004. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Other Accounting Matters—Acquisition of Marquez Energy."

(2)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(3)
Net of amounts capitalized.

Drilling Activity

        The following table sets forth information with respect to development and exploration wells we drilled from January 1, 2003 through December 31, 2005 (including Marquez Energy from the time we acquired it in March 2005). The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross wells. The number of net wells is the sum of fractional working interests we own in our gross wells expressed as whole numbers and fractions thereof. A producing well is a well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well. A dry well is not a producing well.

	Development Wells Drilled
	2003	2004	2005
Producing
Gross	1.0	4.0	17.0
Net	0.2	3.8	9.1
Dry
Gross	0	0	1.0
Net	0	0	0.2
	Exploration Wells Drilled
	2003	2004	2005
Producing
Gross	0	1.0	3.0
Net	0	0.4	1.9
Dry
Gross	0	0	4.0
Net	0	0	2.2

        The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Oil and Natural Gas Wells

        The following table details our working interests in producing wells as of December 31, 2005. Well counts include wells with multiple completions. Wells are classified as oil or natural gas wells according to the predominant production stream.

	Gross producing wells	Net producing wells	Average working interest
Oil	151	85.0	56.3%
Natural gas	145	103.5	71.4%
Total	296	188.5	63.7%

Acreage

        The following table summarizes our developed and undeveloped leasehold acreage as of December 31, 2005. Developed acreage is assigned to producing wells. Undeveloped acreage is acreage held under lease, permit, contract or option that is not assigned to a producing well, including leasehold interests identified for exploratory drilling. Gross acres refers to the total number of acres in which we own a working interest. Net acres refers to gross acres multiplied by our fractional working interest. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped(1)		Total
Area
	Gross	Net	Gross	Net	Gross	Net
California Offshore
South Ellwood	1,543	1,543	6,174	6,174	7,717	7,717
Santa Clara Federal Unit	8,640	8,640	25,920	23,040	34,560	31,680
Dos Cuadras	881	219	4,994	1,241	5,875	1,460
Paredon(2)	0	0	5,812	4,096	5,812	4,096
Sacramento Basin	23,179	17,702	37,785	31,823	60,964	49,525
Southern California Onshore	1,722	1,340	3,251	3,249	4,973	4,589

Total	35,965	29,444	83,936	69,623	119,901	99,067

(1)
Ninety percent of our undeveloped leasehold acreage is, by the terms of the applicable lease(s), held by production from the other producing wells and is not subject to expiry unless production ceases. The Paredon leases, totaling a net 4,095 acres, are subject to expiry in 2013 and 2014.

(2)
Paredon is a non-producing prospect and there are no proved reserves associated with the property.

Regulatory Environment

        Our oil and natural gas exploration, production and transportation activities are subject to extensive regulation at the federal, state and local levels. These regulations relate to, among other things, environmental and land use matters, conservation, safety, pipeline use, the drilling and spacing of wells, well stimulation, transportation, and forced pooling and protection of correlative rights among interest owners. The following is a summary discussion of some key regulations that affect our operations.

Environmental and Land Use Regulation

        A wide variety of environmental and land use regulations apply to companies engaged in the production and sale of oil and natural gas. These regulations have been changed frequently in the past, and in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures in order to remain in compliance. We believe that our business operations are in substantial compliance with current laws and regulations. Failure to comply with these requirements can result in civil and/or criminal fines and liability for non-compliance, clean-up costs and other environmental damages. It is also possible that unanticipated developments or changes in law could require us to make environmental expenditures significantly greater than those we currently expect.

        California Environmental Quality Act ("CEQA").    CEQA is California legislation that requires consideration of the environmental impacts of proposed actions that may have a significant effect on the environment. CEQA requires the responsible governmental agency to prepare an environmental impact report that is made available for public comment. The responsible agency is also required to consider mitigation measures. The party requesting agency action bears the expense of the report.

        We are currently in the CEQA process in connection with, among other things, our requested renewal of the state lease for the marine terminal at the South Ellwood field. At present, we anticipate that a public draft of the environmental impact report relating to the request will be issued in the near future for a 45-day comment period. At the conclusion of that period, the report will be amended in view of those comments and a final report will be issued for another 30 to 45 day public comment period. The report and request for lease renewal will then be considered by the California State Lands Commission.

        We may be required to undergo the CEQA process for other lease renewals and other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays, and adds expense to, the process of obtaining new leases, permits and lease renewals.

        Discharges to Waters.    The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), and comparable state statutes impose restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into regulated waters and wetlands. These controls have generally become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. These laws prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and other substances related to the oil and natural gas industry into onshore, coastal and offshore waters without appropriate permits.

        The Clean Water Act also regulates stormwater discharges from industrial properties and construction activities and requires separate permits and implementation of a stormwater management plan establishing best management practices, training, and periodic monitoring with respect to covered activities. Certain operations are also required to develop and implement "Spill Prevention, Control, and Countermeasure" plans or facility response plans to address potential oil spills. Certain exemptions from some Clean Water Act requirements have been broadened pursuant to the Energy Policy Act of 2005.

        The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It also imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into regulated waters.

        Oil Spill Regulations.    The Oil Pollution Act of 1990, as amended ("OPA"), amends and augments the provisions of the Clean Water Act relating to oil spills, imposing potentially unlimited liability on responsible parties, without regard to fault, for the costs of cleanup and other damages resulting from an oil spill in U.S. waters. Responsible parties include (i) owners and operators of onshore facilities and pipelines and (ii) lessees or permittees of offshore facilities. In addition, the OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35 million, which can be increased to $150 million in some circumstances, to cover potential OPA liabilities.

        Regulations imposed by the Minerals Management Service ("MMS") also require oil spill response plans and oil spill financial assurance from offshore oil and natural gas operations, whether operating in state or federal offshore waters. These regulations were designed to be consistent with the OPA and other similar requirements. Under MMS regulations, operators must join a cooperative that makes oil spill equipment available to its members. The California Department of Fish and Game, Office of Oil Spill Prevention and Response ("OSPR") has adopted overlapping oil spill prevention regulations. We have complied with these OPA, MMS and OSPR requirements by adopting an offshore oil spill contingency plan and becoming a member of Clean Seas, LLC, a cooperative entity operated with other offshore operators to prevent and respond to oil spills in the offshore region in which we operate.

        Air Emissions.    Our operations are subject to local, state and federal regulations governing emissions of air pollution. Local air quality districts are responsible for much of the regulation of sources of air pollutants in California. California requires new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally-imposed permitting requirements. Because of the severity of the ozone (smog) problems in portions of California, the state has the most severe restrictions on the emissions of volatile organic compounds ("VOCs") and nitrogen oxides ("NOx") of any state. Producing wells, natural gas plants and electric generating facilities all generate VOCs and NOx. Some of our producing wells are in counties that are designated as nonattainment for ozone and are therefore potentially subject to restrictive emission limitations and permitting requirements. California also operates a stringent program to control hazardous (toxic) air pollutants, and this program could result in the required installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. Air emissions from oil and natural gas operations also are regulated by oil and natural gas permitting agencies, including the MMS, the State Lands Commission and other local agencies.

        Waste Disposal.    We currently own or lease a number of properties that have been used for production of oil and natural gas for many years. Although we believe the prior owners and/or operators of those properties utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties that we currently own or lease. State and federal laws applicable to oil and natural gas wastes and properties have become more stringent. Under new laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future, or mitigate existing, contamination.

        We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes, although certain oil and natural gas exploration and production wastes currently are exempt from regulation under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("hazardous wastes"). Furthermore, it is possible that certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly operating, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

        Superfund.    Under some environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as CERCLA or the Superfund law, and similar state statutes, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon any current or former site owners or operators, or upon any party who discharged one or more designated substances ("hazardous substances") at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

        Abandonment, Decommissioning and Remediation Requirements.    Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production and transportation facilities and the environmental restoration of operations sites. MMS regulations, coupled with applicable lease and permit requirements and each property's specific development and production plan, prescribe the requirements for decommissioning our federally leased offshore facilities. The California State Lands Commission ("CSLC") and the California Department of Conservation, Division of Oil, Gas and Geothermal Resources ("DOGGR") are the principal state agencies responsible for regulating the drilling, operation, maintenance and abandonment of all oil and natural gas wells in the state, whether onshore or offshore. MMS regulations require federal leaseholders to post performance bonds. See "—Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations—Plugging and Abandonment Costs" for a discussion of our principal obligations relating to the abandonment and decommissioning of our facilities.

        California Coastal Act.    The California Coastal Act regulates the conservation and development of California's coastal resources. The California Coastal Commission (the "Coastal Commission") works with local government to make permit decisions for new developments in certain coastal areas and reviews local coastal programs, such as land use restrictions. The Coastal Commission also works with the California State Office of Oil Spill Prevention and Response to protect against and respond to coastal oil spills. The Coastal Commission has direct regulatory authority over offshore oil and natural gas development within the state's three mile jurisdiction and has authority, through the Federal Coastal Zone Management Act, over federally permitted projects that affect the state's coastal zone resources. We conduct activities that may be subject to the California Coastal Act and the jurisdiction of the Coastal Commission.

        California "Ocean Action Plan."    In mid-October 2004, Governor Schwarzenegger announced an "Ocean Action Plan" for protecting the ocean and shoreline of California. One element of the plan is to eliminate adverse impacts of offshore oil and natural gas development. A panel has been formed to address the details of the plan over the next two years. The oil industry is represented on the panel and we are included in that representation. Based on the details of the plan known to date, we do not expect the plan to have a material effect on our existing or currently planned future operations; however, the ultimate terms of the plan and its potential impact on us, if any, are not known.

Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations

        Significant potential costs relating to environmental and land use regulations associated with our existing properties and operations include those relating to (i) plugging and abandonment of facilities, (ii) clean-up costs and damages due to spills or other releases and (iii) civil penalties imposed for spills, releases or non-compliance with applicable laws and regulations. As is customary in the oil and natural gas industry, we typically have contractually assumed, and may assume in the future, regulatory obligations relating to plugging and abandonment, clean-up and other environmental costs in connection with our acquisition of operating interests in fields, and these costs can be significant.

        Plugging and Abandonment Costs.    Our operations, and in particular our offshore platforms and related facilities, are subject to stringent abandonment and closure requirements imposed by the MMS and the state of California. With respect to the Santa Clara Federal Unit, Chevron retained most of the abandonment obligations relating to the platforms and facilities when it sold the fields to us in 1999. We are responsible for abandonment costs relating to the wells and to any expansions or modifications we made following our acquisition of the fields. We also agreed to assume from Chevron all abandonment obligations associated with its 25% interest in the infrastructure (but not the wells) in the Dos Cuadras field. We agreed to assume all of the abandonment costs relating to the operations, including platform Holly, in the South Ellwood field when we purchased it from Mobil Oil Corporation in 1997.

        As described in note 13 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $22.6 million as of December 31, 2005. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 6% and 8%. Actual costs may exceed our estimates. Our financial statements do not reflect any reserves relating to other environmental obligations.

        Under a variety of applicable laws and regulations, including CERCLA, RCRA and MMS regulations, we could in some circumstances be held responsible for abandonment and clean-up costs relating to our operations, both onshore and offshore, notwithstanding contractual arrangements that assign responsibility for those costs to other parties.

        Clean-up Costs.    We currently have two onshore facilities with known environmental contamination. Our onshore facility at the South Ellwood field is known to have hydrocarbon contamination. We are currently required to provide quarterly monitoring reports to the county. Because oil occurs naturally in the area, regulators have not yet determined the appropriate level of clean-up for this facility. We expect that we will generally be permitted to defer remedial actions with respect to the facility until we cease operations there, and our present intention is to continue using it for the foreseeable future. We currently estimate that the cost of a clean-up of the facility will be between $2.0 and $5.0 million. These costs are included in the asset retirement obligation shown in our financial statements. For the purpose of calculating the asset retirement obligation, we estimated that the facility has a remaining useful life of 20 years. The onshore oil and natural gas plant associated with the Santa Clara Federal Unit is also known to have hydrocarbon contamination. Chevron is contractually obligated to remediate the contamination that was present at the time we purchased the property upon the closure of that facility. We will be responsible for the clean-up of any additional contamination. To our knowledge, no such additional contamination has occurred. Accordingly, we do not currently expect to incur any remediation costs in connection with this facility.

        Penalties for Non-Compliance.    We believe that our operations are in material compliance with all applicable oil and natural gas, safety, environmental and land use laws and regulations, and we work diligently to ensure continuing compliance. However, from time to time we receive notices of noncompliance with Clean Air Act and other requirements from relevant regulatory agencies.

        We received an Order of Abatement from the Santa Barbara County Air Pollution Control District ("SBCAPCD") in 1999 regarding odor complaints and hydrogen sulfide (H2S) emissions from our operations in the South Ellwood field. That order required us to implement various odor prevention measures, conduct safety audits, adopt a quality assurance plan and take certain other actions. The requirements set forth in the order have been or are being satisfied. Since 2001, we have received several Notices of Violation ("NOVs") from SBCAPCD for minor air quality violations at the South Ellwood field, but those NOVs have been or are expected to be resolved for minimal civil penalties. SBCAPCD's air quality regulations are among the most stringent in the country. We believe that our working relationship with SBCAPCD is generally good.

        We have received several NOVs related to air emissions from our Beverly Hills operations from the South Coast Air Quality Management District ("SCAQMD"). These NOVs were resolved pursuant to a settlement agreement reached in October 2003. In June 2004, SCAQMD issued an additional NOV to us for fugitive natural gas emissions from wellhead components following an unplanned, automated electrical shutdown at the Beverly Hills field. That NOV remains unresolved, but we expect the matter to be resolved without a major financial penalty or other material impact. A June 2004 Air Toxics Inventory Report and Health Risk Assessment conducted by us and submitted to SCAQMD for the Beverly Hills facilities concluded that the air emissions from these operations do not exceed applicable risk or action levels and are typical of the ambient air in the Los Angeles air basin.

        On November 18, 2004, there was a natural gas and oil release from a wellhead on platform Gail. Our investigation of this release has been completed and the U.S. Coast Guard and the MMS have indicated that they are satisfied with our response. The MMS issued two NOVs that require us to take certain minor remedial actions and, in March 2006, informed us that it is seeking to impose a fine of $30,000 in connection with the release. The Coast Guard has indicated that it will not impose any financial penalty on us with respect to the release.

        On February 24, 2005, a minor release of water containing some oil occurred from our Beverly Hills facility. The release was contained quickly, but a small amount of water and oil sprayed off-site. We notified the appropriate agencies following the release. We do not expect that significant financial or other penalties will be assessed with respect to the release.

        In 2005, we received a total of 13 NOVs from applicable regulatory agencies, including those described above. Of this total, ten have been resolved without significant financial or other penalties, and we do not expect to incur significant penalties with respect to those that remain outstanding.

Other Regulation

        The pipelines we use to gather and transport our oil and natural gas are subject to regulation by the U.S. Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), and the Pipeline Safety Act of 1992 ("Pipeline Safety Act"), which relate to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Under the Pipeline Safety Act, the Research and Special Programs Administration of DOT is authorized to require certain pipeline modifications as well as operational and maintenance changes. We believe our pipelines are in substantial compliance with HLPSA and the Pipeline Safety Act. Nonetheless, significant expenses could be incurred if new or additional safety requirements are implemented.

        The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act, as well as the Natural Gas Policy Act. Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, non-discriminatory basis.

        The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are also regulated by FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992, comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

        With respect to transportation of natural gas on the Outer Continental Shelf ("OCS"), FERC requires, as a part of its regulation under the Outer Continental Shelf Lands Act ("OCSLA"), that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers.

        Our OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

        Our offshore leases in state waters or "tidelands" (within three miles of the coastline) are administered by the state of California and require compliance with certain regulations of the CSLC and DOGGR. The CSLC serves as the lessor of our state offshore leases and is charged with overseeing leasing, exploration, development and environmental protection of the state tidelands.

        Commencing with the Cunningham-Shell Act of 1955, California has enacted several pieces of legislation that withhold state tidelands from oil and natural gas leasing. The Cunningham-Shell Act protected an area of tidelands offshore Santa Barbara County that stretches west from Summerland Bay to Coal Oil Point, and included waters offshore the unincorporated area of Montecito, the City of Santa Barbara, and the University of California at Santa Barbara. It also protected the state tidelands around the islands of Anacapa, Santa Cruz, Santa Rosa, and San Miguel. In 1994, California enacted the California Sanctuary Act which, with three exceptions, prohibits leasing of any state tidelands for oil and natural gas development. Oil and natural gas leases in effect as of January 1, 1995 are unaffected by this legislation until such leases revert back to the state, at which time they will become part of the California Coastal Sanctuary. This legislation does not restrict our existing state offshore leases or our current or planned future operations.

        The safety of our operations is primarily regulated by the MMS, the CSLC, the Coast Guard and the Occupational Safety and Health Administration ("OSHA"). We believe our facilities and operations are in substantial compliance with the applicable requirements of those agencies. In the event different or additional safety measures are required in the future, we could incur significant expenses to meet those requirements.

Operating Hazards and Insurance

        The oil and natural gas business involves a variety of operating risks, such as those described under "Risk Factors—Our Business Involves Significant Operating Risks That Could Adversely Affect Our Production and Could Be Expensive To Remedy." In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Title to Properties

        We believe that we have satisfactory title to all of our material assets. Although title to our properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of our properties or from our interest in our properties or will materially interfere with our use of those properties in the operation of our business. In addition, our debt agreements are secured by liens on substantially all of our oil and natural gas properties and other assets. We believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report.

Marketing and Major Customers

        Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our oil production is sold to competing buyers, including large oil refining companies and independent marketers. In the year ended December 31, 2005, approximately 68% and 29% of our oil production was sold to ConocoPhillips and Shell Trading (US) Co., respectively, pursuant to agreements with pricing based on the NYMEX WTI price minus a fixed differential and/or California posted prices plus fixed premiums.

        In California, prior to our acquisition of TexCal, we sold over 90% of our natural gas production to large marketing companies pursuant to long term agreements using a combination of monthly index pricing and daily pricing. In the year ended December 31, 2005, we sold 52% and 27% of our California natural gas production to Enserco Energy, Inc. and Chevron, respectively.

Competition

        The oil and natural gas business is highly competitive in the search for and acquisition of additional reserves and in the sale of oil and natural gas. Our competitors include major and intermediate sized integrated oil and natural gas companies, independent oil and natural gas companies and individual producers and operators such as Plains Exploration and Production Company, Berry Petroleum Company and BreitBurn Energy, a division of Provident Energy Trust. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop our properties. These competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Offices

        We currently lease approximately 13,000 square feet of office space in Denver, Colorado, where our principal office is located. The lease for the Denver office expires in April 2008. We lease an additional 39,000 square feet of office space in Carpinteria, California from 6267 Carpinteria Avenue, LLC. The lease for the Carpinteria office will expire in 2019. As described in "Certain Relationships and Related Transactions," 6267 Carpinteria Avenue, LLC was a wholly owned subsidiary of ours prior to March 2006, when we paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria Avenue, LLC to our sole stockholder. The lease remains in effect following the payment of the dividend. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

Employees

        As of December 31, 2005, we had approximately 187 full-time employees, none of whom were party to collective bargaining arrangements.

ITEM 1A. RISK FACTORS

Oil and natural gas prices are volatile and change for reasons that are beyond our control. A decrease in oil and natural gas prices could have a material adverse effect on our business, financial condition or results of operations.

        A substantial decline in the prices we receive for our oil and natural gas production would have a material adverse effect on us, as our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon those prices. For example, changes in the prices we receive for our oil and natural gas affect our ability to finance capital expenditures, make acquisitions, pay dividends, borrow money and satisfy our financial obligations. In addition, declines in prices could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our reserves. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Prices have historically been volatile and are likely to continue to be volatile in the future, especially given current world geopolitical conditions. Furthermore, the oil we produce is generally heavier than, and therefore sells at a discount to, premium grade light oil, and the amount of that discount varies over time. The price for the heavier oil we produce in California is affected by factors that may not have the same impact on the price of premium grade light oil. For example, in 2005, the price of our oil was negatively affected by an increase in the supply of heavy oil from Ecuador, which increased the discount we received for our oil compared to premium grade light oil. We cannot predict how the discount will change in the future, and it is possible that it will increase. The difficulty involved in predicting the discount also makes it more difficult for us to effectively hedge our production. Transportation costs and capacity constraints can also reduce the prices we receive for our oil and natural gas production. The prices of oil and natural gas are affected by a variety of other factors that are beyond our control, including:

  •
  changes in global supply and demand for oil and natural gas;

  •
  commodity processing, gathering and transportation availability;

  •
  actions of the Organization of Petroleum Exporting Countries;

  •
  domestic and foreign governmental regulations and taxes;

  •
  domestic and foreign political developments, including embargoes, affecting oil-producing activity;

  •
  the level of global oil and natural gas exploration activity and inventories;

  •
  the price, availability and consumer acceptance of alternative fuel sources;

  •
  the availability of refining capacity;

  •
  technological advances affecting energy consumption;

  •
  weather conditions;

  •
  financial and commercial market uncertainty; and

  •
  worldwide economic conditions.

        These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements.

We may discover problems arising from our acquisition of TexCal for which we have no remedy.

        We conducted a review of TexCal's business, properties, liabilities and operations prior to entering into the TexCal merger agreement. In the course of our review, we relied to a significant extent on information provided by TexCal concerning, among other things, estimates of its proved oil and gas reserves. Consistent with general industry practices, we independently verified some, but not all, of the information provided to us. To the extent that information consisted of estimates, those estimates may vary from actual results. In addition, the scope of our review was not comprehensive enough to uncover all potential problems that could affect us as a result of the transaction. Accordingly, it is possible that we will discover problems with the business, properties or operations we acquired, or the liabilities we assumed, that we did not anticipate at the time we completed the transaction. These problems may be material and could include, among other things, unexpected environmental problems, title defects or other liabilities. The merger agreement contained representations from TexCal concerning its business, properties, operations and liabilities, but those representations expired at the closing of the transaction. As a result, it is unlikely that we will have any remedy if we subsequently discover inaccuracies in those representations.

A failure to integrate TexCal efficiently could adversely affect our operations.

        Our ability to achieve the benefits we expect from the TexCal acquisition will depend in part upon our ability to efficiently integrate TexCal's operations with ours. Our management may be required to dedicate significant time and effort to the integration process, which could divert its attention from other business concerns. The challenges involved in the integration include retaining key employees and maintaining key employee morale, addressing differences in business cultures, processes and systems and developing internal expertise regarding the TexCal properties. The difficulties we face in the integration process could be made more severe by the fact that the TexCal properties in Texas are physically distant from our core operations in California.

Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

        We financed the acquisition of TexCal through the incurrence of $469.5 million of indebtedness and, as of March 31, 2006, we had total indebtedness of approximately $628.7 million. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled principal and interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources, including proceeds from our initial public offering, are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. We cannot assure you that our cash flow from operations and other capital resources will be sufficient to pay the principal and interest on our debt in the future. In the event that we are required to dispose of material assets or operations, obtain additional capital or restructure our debt to meet our debt service and other obligations, we cannot assure you that the terms of any such transaction would be favorable to us or could be completed in a timely fashion.

        Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including by:

  •
  making it more difficult for us to satisfy our obligations under our debt agreements and increasing the risk that we may default on our debt obligations;

  •
  requiring us to dedicate a substantial portion of our cash flow from operations and from sales of assets and stock to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisition opportunities and other general business activities;

  •
  limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other activities;

  •
  limiting management's discretion in operating our business;

  •
  limiting our flexibility in planning for, or reacting to, changes in commodity prices or our business and the industry in which we operate;

  •
  impairing our ability to withstand successfully a downturn in commodity prices or our business or the economy generally;

  •
  placing us at a competitive disadvantage against less leveraged competitors; and

  •
  making us vulnerable to increases in interest rates, because interest on debt under our credit facilities varies with prevailing interest rates.

        In addition, under the terms of our debt agreements, we must comply with certain financial and other covenants, including leverage and current ratio requirements. Our ability to comply with these covenants in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to general economic conditions and financial, market and competitive factors, in particular the selling prices for our oil and natural gas and our ability to successfully implement our overall business strategy.

        The breach of any of the covenants in our debt agreements could result in a default under the applicable agreement, which would permit the affected lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. We may not have sufficient funds to make such payments. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our debt may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and the value of our assets and operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed.

We may incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness in the future under the covenants set forth in our debt agreements. If new debt is added to our current debt levels, the related risks that we now face could intensify. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantity and present value of our reserves.

        The reserve data included in this report represent estimates only. Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes and availability of capital, estimates of required capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. The assumptions underlying our estimates of our proved reserves could prove to be inaccurate, and any significant inaccuracy could materially affect our future estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of our future net cash flows. Our estimated proved reserves at year-end 2004 were approximately 6.3 MMBOE lower than they were at the end of 2003. The reduction was due primarily to reclassifications of reserves as a result of new information from a pressure study conducted on one of our producing reservoirs, a reevaluation of a development plan for an expected waterflood, a contractual production constraint that was not relaxed to the extent we had expected and the depletion that occurred as we produced oil and natural gas from our properties. Our estimated proved reserves at December 31, 2005 were approximately 3.9 MMBOE lower than at December 31, 2004. This reduction was primarily due to the sale of our Big Mineral Creek property (partially offset by net reserve acquisitions during the year), depletion that occurred as we produced oil and natural gas from our properties and other adjustments based on reservoir information. Similar events in the future could lead to downward revisions of our reserve estimates, and those revisions could be material.

        At December 31, 2005, 31% of our estimated proved reserves were proved undeveloped and 12% were proved developed non-producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, if at all.

        You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of the production and the expenses related to the development of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In addition, our PV-10 estimates are based on prices and costs as of the date of the estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Further, the effect of derivative instruments are not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate PV-10 value may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject. Any significant variations from the interpretations or assumptions used in our estimates, such as increased or decreased production levels or changes of conditions and information resulting from new or reinterpreted seismic data or otherwise, could cause the estimated quantities and net present value of our reserves to change materially.

Our business involves significant operating risks that could adversely affect our production and could be expensive to remedy.

        Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

  •
  well blowouts;

  •
  cratering and explosions;

  •
  pipe failures and ruptures;

  •
  pipeline accidents and failures;

  •
  casing collapses;

  •
  fires;

  •
  mechanical and operational problems that affect production;

  •
  formations with abnormal pressures;

  •
  uncontrollable flows of oil, natural gas, brine or well fluids; and

  •
  releases of contaminants into the environment.

        For example, in May 2005, we encountered downhole mechanical problems during a routine workover on a well in the South Ellwood field. As a result of the problems, average net production from the well dropped from 1,155 BOE/d in April 2005 to 262 BOE/d in May 2005 before being restored to approximately 1,300 BOE/d in December 2005. In addition, our efforts to restore production at the well have required us to delay the implementation of some other projects. We may experience similar problems and delays from time to time in the future. Our offshore operations are further subject to a variety of operating risks specific to the marine environment, including a dependence on a limited number of gas and water injection wells. Moreover, because we operate in California, we are also susceptible to risks posed by natural disasters such as earthquakes, mudslides, fires and floods.

        In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which we could be held responsible. The potential consequences of these hazards are particularly severe for us because a significant portion of our operations are conducted offshore and in other environmentally sensitive areas. We do not maintain insurance in amounts that cover all of the losses to which we may be subject, and insurance may not continue to be available on acceptable terms. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not control, including the one barge that transports production from our largest field. If these facilities or systems become unavailable, our operations could be interrupted and our revenues reduced.

        The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, transportation barges and processing facilities owned by third parties. We do not control these facilities and they may not be available to us in the future. We are at particular risk with respect to oil produced at our South Ellwood field, which is delivered to Long Beach, California via a barge owned and operated by an unaffiliated third party. This third party is currently the only company permitted to deliver oil via barge in the vicinity of the South Ellwood field, which is our largest field in terms of proved reserves. If the barge were to become unavailable and none of the alternative means of delivery were available, we would be required to shut in the field. Alternative delivery methods could be either prohibitively expensive or available only after a period of delay, if at all.

        Any significant change in market factors affecting, or our relationship with, the operator of the barge or any of the other third-party operators of transportation and processing facilities we use could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. These are risks for which we generally do not maintain insurance. Accordingly, our financial condition and results of operations would be adversely affected if the barge, or one or more other transportation, gathering or processing facilities, became unavailable or otherwise unable to provide services.

Our operations are subject to a variety of contractual, regulatory and other constraints that can limit our production and increase our operating costs, and thereby adversely affect our results of operations.

        We are subject to a variety of contractual, regulatory and other operating constraints that limit the manner in which we conduct our business. These constraints affect, among other things, the permissible uses of our facilities, the availability of pipeline capacity to transport our production and the manner in which we produce oil and natural gas. These constraints can change to our detriment without our consent. For example, effective January 2003, the terms of the sales gas transportation contract relating to the South Ellwood field were revised to reduce the permitted amount of carbon dioxide in the natural gas we transport from the field from 5% to 3%. Additionally, the method of measuring carbon dioxide levels was made more stringent. To comply with these new requirements, we shut in some high gas-to-oil ratio wells, which reduced our gas sales from 4.5 MMcf/d to 3.5 MMcf/d. Similar events may occur in the future. These events, many of which are beyond our control, could have a material adverse effect on our operations and financial condition and could reduce estimates of our proved reserves.

Our hedging arrangements involve credit risk and may limit future revenues from price increases and result in financial losses or reduce our income.

        To reduce our exposure to fluctuations in the prices of oil and natural gas, we enter into hedging arrangements with respect to a substantial portion of our oil and natural gas production. See "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our hedging activity. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

  •
  production is less than expected;

  •
  a counterparty to a hedging contract fails to perform under the contract;

  •
  there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received; or

  •
  there is a sudden, unexpected event that materially impacts oil or natural gas prices.

        Our total net realized losses on derivative instruments included in our total revenues were $22.9 million, $17.6 million, and $10.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, rising oil and natural gas prices have recently caused us to incur substantial unrealized commodity derivative losses. Our total net unrealized losses on derivative instruments included in our total revenues were $34.7 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively (we had no loss in this category in 2003). These unrealized losses resulted from the fact that some of our derivative positions do not qualify for hedge accounting treatment. Changes in the fair market value of the derivatives were therefore required to be recognized in the statement of operations. We may incur realized and unrealized losses of this type in the future. Hedging arrangements may also limit the benefit we would otherwise receive from increases in the prices for oil and natural gas. The uncertainties associated with our hedging programs are greater than those of many of our competitors because the price of the heavy oil that we produce is subject to risks that are in addition to the price risk associated with premium grade light oil.

        Our working capital could be impacted if we enter into derivatives arrangements that require cash collateral and commodity prices subsequently change in a manner adverse to us. Further, the obligation to post cash or other collateral could, if imposed, adversely affect our liquidity.

We may not be able to raise the capital necessary to replace our reserves.

        Reserves can be replaced through acquisitions of new properties or the exploration, exploitation and development of existing properties. Either approach requires substantial capital, and capital may not always be available to us on reasonable terms or at all. We intend to finance our exploration, exploitation and development capital expenditures for 2006 primarily with cash flow from operations. If our cash flow from operations and cash available from other sources is less than we anticipate, we may not be able to finance the capital expenditures, or complete the acquisitions, necessary to replace our reserves. A reduction in our reserves could, in turn, further limit the availability of capital, as the maximum amount of available borrowing under the revolving credit facility is, and the availability of other sources of capital likely will be, based in part on the estimated quantities of our proved reserves.

Oil and natural gas exploration, exploitation and development activities may not be successful and could result in a complete loss of a significant investment.

        Exploration, exploitation and development activities are subject to many risks. For example, we cannot assure you that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such wells. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. We endeavor to utilize the knowledge of the fractured Monterey shale formation we have developed in our offshore drilling operations in onshore exploratory drilling, and our assumptions about the consistency of this formation may not be correct. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. The cost of exploration, exploitation and development activities is subject to numerous uncertainties beyond our control, and cost factors can adversely affect the economics of a project. Further, our development activities may be curtailed, delayed or canceled as a result of numerous factors, including:

  •
  title problems;

  •
  problems in delivery of our oil and natural gas to market;

  •
  pressure or irregularities in geological formations;

  •
  equipment failures or accidents;

  •
  shortages of, or delays in obtaining, equipment or qualified personnel;

  •
  adverse weather conditions;

  •
  reductions in oil and natural gas prices;

  •
  compliance with environmental and other governmental requirements; and

  •
  costs of, or shortages or delays in the availability of, drilling rigs, equipment and services.

A failure to complete successful acquisitions would limit our growth.

        Our strategy is to increase our reserves and production, in part through the acquisition of additional oil and natural gas properties, or businesses that own or operate such properties, when attractive opportunities arise. Our focus on the California market reduces the pool of suitable acquisition opportunities. In addition, if we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller or finance the acquisition. If we are unable to complete suitable acquisitions, it will be more difficult to replace our reserves. In addition, successfully completed acquisitions involve a number of risks, including:

  •
  unexpected losses of key employees, customers and suppliers of an acquired business;

  •
  difficulties in conforming the financial, technical and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

  •
  diversion of management and other resources.

        Moreover, the success of any acquisition will depend on a variety of factors, including our ability to accurately assess the reserves associated with the property, future oil and natural gas prices and operating costs, potential environmental and other liabilities and other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price of a property from the sale of production from the property or recognize an acceptable return from such sales. The risks normally associated with acquisitions are heightened in the current environment, as market prices of oil and natural gas properties are generally high compared to historical norms. In addition, we may face greater risks to the extent we acquire properties in areas outside of California, as we may be less familiar with operating, regulatory and other issues specific to those areas.

Competition in the oil and natural gas industry is intense and may adversely affect our results of operation.

        We operate in a competitive environment for acquiring properties, marketing oil and natural gas, integrating new technologies and employing skilled personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be willing and able to pay more for producing oil and natural gas properties and prospects than our financial resources permit, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects. Our competitors may also enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future with respect to acquiring prospective reserves, developing reserves, marketing our production, attracting and retaining quality personnel, implementing new technologies and raising additional capital.

We are subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner and feasibility of doing business.

        Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to exploration for, and the exploitation, development, production and transportation of, oil and natural gas, as well as environmental and safety matters. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not harm our business, results of operations and financial condition. Laws and regulations applicable to us include those relating to:

  •
  land use restrictions, which are particularly strict along the coast of southern California where many of our operations are located;

  •
  drilling bonds and other financial responsibility requirements;

  •
  spacing of wells;

  •
  emissions into the air (including emissions from ships in the Santa Barbara channel);

  •
  unitization and pooling of properties;

  •
  habitat and endangered species protection, reclamation and remediation;

  •
  the containment and disposal of hazardous substances, oil field waste and other waste materials;

  •
  the use of underground storage tanks;

  •
  the use of underground injection wells, which affects the disposal of water from our wells;

  •
  safety precautions;

  •
  the prevention of oil spills;

  •
  the closure of production facilities;

  •
  operational reporting; and

  •
  taxation and royalties.

        Under these laws and regulations, we could be liable for:

  •
  personal injuries;

  •
  property and natural resource damages;

  •
  releases or discharges of hazardous materials;

  •
  well reclamation costs;

  •
  oil spill clean-up costs;

  •
  other remediation and clean-up costs;

  •
  plugging and abandonment costs, which may be particularly high in the case of offshore facilities;

  •
  governmental sanctions, such as fines and penalties; and

  •
  other environmental damages.

        Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities. We are a defendant in a series of lawsuits alleging, among other things, that air, soil and water contamination from the oil and natural gas facility at our Beverly Hills field caused the plaintiffs to develop cancer or other diseases or to sustain related injuries. See "Legal Proceedings—Beverly Hills Litigation." If resolved adversely to us, these suits could have a material adverse effect on our financial condition. In addition, compliance with applicable laws and regulations could require us to delay, curtail or terminate existing or planned operations.

        Some environmental laws and regulations impose strict liability. Strict liability means that in some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of prior operators of properties we have acquired or other third parties. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws and regulations, for example by installing and maintaining pollution control devices. Similarly, our plugging and abandonment obligations will be substantial and may be more than our estimates. Compliance costs are relatively high for us because many of our properties are located offshore California and in other environmentally sensitive areas and because California environmental laws and regulations are generally very strict. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters, but they will be material. In addition, our operations could be adversely affected by federal and state laws that require environmental impact studies to be conducted before governmental authorities can take certain actions, including in some cases the issuance of permits to us. Environmental risks are generally not fully insurable.

The loss of our CEO or other key personnel could adversely affect our business.

        We believe our continued success depends in part on the collective abilities and efforts of Timothy Marquez, our CEO, and other key personnel, including the executive officers listed in "Directors and Executive Officers of the Registrant." We do not maintain key man life insurance policies. The loss of the services of Mr. Marquez or other key management personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

Shortages of qualified operational personnel or field equipment and services could affect our ability to execute our plans on a timely basis, reduce our cash flow and adversely affect our results of operations.

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. From time to time, there have also been shortages of drilling rigs and other field equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors can also result in significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We have experienced some difficulty in obtaining drilling rigs, experienced crews and related services in the past year and may continue to experience these difficulties in the future. In part, these difficulties arise from the fact that the California market is not as attractive for oil field workers and equipment operators as mid-continent and Gulf coast areas where drilling activities are more widespread. In addition, the cost of drilling rigs and related services has increased significantly. If shortages persist or prices continue to increase, our profit margin, cash flow and operating results could be adversely affected and our ability to conduct our operations in accordance with current plans and budgets could be restricted.

The geographic concentration of our operations and oil and natural gas reserves in California makes us vulnerable to localized operating and other risks.

        Most of our oil and natural gas reserves are located in California. Because our reserves are not as diversified geographically as those of many of our competitors, our business is subject to local conditions to a greater extent than other, more diversified companies. Any regional events, including price fluctuations, natural disasters and restrictive regulations, that increase costs, reduce availability of equipment or supplies, reduce demand or limit our production may impact our operations more than they would if our reserves were more geographically diversified. Proposals have been made to amend California law to impose "windfall profits" taxes or other types of additional taxes on companies that produce oil in California. If any of these proposals become law, our costs would increase, possibly materially.

Because we cannot control activities on properties we do not operate, we cannot control the timing of those projects. Our inability to fund required capital expenditures with respect to non-operated properties may result in a reduction or forfeiture of our interests in those properties.

        Other companies operated approximately 8% of our production as of December 31, 2005. We have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control, including:

  •
  the timing and amount of capital expenditures;

  •
  the operator's expertise and financial resources;

  •
  approval of other participants in drilling wells; and

  •
  selection of technology.

        Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with the project. If we are not willing and able to fund required capital expenditures relating to a project when required by the majority owner or operator, our interests in the project may be reduced or forfeited.

Changes in the financial condition of any of our large oil and natural gas purchasers could make it difficult to collect amounts due from those purchasers.

        For the year ended December 31, 2005, 86% of our oil and natural gas revenues were generated from sales to three purchasers, ConocoPhillips, Shell Trading (US) Co. and Enserco Energy, Inc. A material adverse change in the financial condition of any of our largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers.

Threatened or actual terrorist activity could adversely affect our business.

        The continued threat of terrorism and the impact of military or other government action in response to that threat have led to and will likely lead to increased volatility in prices for oil and natural gas and could affect the markets for the oil and natural gas we produce. Further, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist activities and offshore facilities could be attractive targets because of the possibility that an attack would result in significant environmental damage. Our operations would be adversely affected if infrastructure integral to our operations was destroyed or damaged. As a result of such a terrorist attack, the threat of such an attack or of terrorist activities in general, we may not be able to obtain insurance coverage at prices that we consider reasonable or at all. These developments could subject our operations to increased risk and could have a material adverse affect on our business.

We may be required to write down the carrying value of our properties and a reduction in our asset values could adversely affect our stock price.

        We may be required under full cost accounting rules to write down the carrying value of our properties when oil and natural gas prices decrease or when we have substantial downward adjustments of our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. We use the full cost method of accounting for oil and natural gas exploitation, development and exploration activities. Under full cost accounting rules, we perform a "ceiling test." This test is an impairment test and generally establishes a maximum, or "ceiling," of the book value of our oil and natural gas properties that is equal to the expected after-tax present value of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using prevailing prices on the last day of the relevant period. If the net book value of our properties (reduced by any related net deferred income tax liability) exceeds the ceiling, we write down the book value of the properties. Depending on the magnitude of any future impairments, a ceiling test write down could significantly reduce our income or produce a loss. Ceiling test computations use commodity prices prevailing on the last day of the relevant period, making it impossible to predict the timing and magnitude of any future write downs. To the extent our finding and development costs increase, we will become more susceptible to ceiling test write downs in low price environments.

Failure to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

        Under current SEC rules, we will be required to issue a report assessing the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as of December 31, 2006 and on an annual basis thereafter. This assessment will require us to document, assess and test our internal controls over financial reporting more comprehensively than applicable rules currently require. In addition, our outside auditors will be required to audit and report on our assessment of our internal controls.

        To complete our assessment, we will be required to enhance the documentation of our policies, procedures and internal controls over financial reporting, assess the effectiveness of the design of those controls and test whether those controls are operating as designed. This process, which we have recently begun with the assistance of an independent consulting firm, will involve considerable time and expense. During the course of our assessment, we may identify material weaknesses that we cannot remediate in time to meet the deadline imposed by SEC rules for certification of our internal controls. A determination that a material weakness exists as of December 31, 2006 or a subsequent date could result in adverse publicity, regulatory scrutiny and a loss of investor confidence in the accuracy and completeness of our financial reports. If our ability to report our financial results in a timely and accurate manner were negatively affected, this could have a material adverse effect on our stock price.

        In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, we have historically operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of the audit design relating to their 2005 audit, concluded that material weaknesses in our internal controls existed in 2005. We cannot assure you that the efforts we have undertaken, or will undertake, to address these issues, or similar issues that may arise or be discovered in the future, will be successful.

        Particularly in view of the fact that we operate with a relatively small number of employees, the loss of any of our key accounting personnel, especially David Christofferson, our Chief Financial Officer, or Douglas Griggs, our Chief Accounting Officer, would adversely impact the effectiveness of our control environment and our internal controls, including our internal control over financial reporting.

We are controlled by Timothy Marquez, who is able to determine the outcome of matters submitted to a vote of our stockholders.

        Timothy Marquez, our Chairman and CEO, currently beneficially owns all of our outstanding common stock. As a result, Mr. Marquez is able to control the composition of our board of directors and direct our management and policies. Through this control, Mr. Marquez has the direct or indirect power to:

  •
  elect all of our directors and thereby control our policies and operations;

  •
  amend our certificate of incorporation and bylaws;

  •
  appoint our management;

  •
  approve future issuances of our common stock or other securities,

  •
  approve the payments of dividends, if any, on our common stock;

  •
  approve the incurrence of debt by us; and

  •
  agree to or prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

        Mr. Marquez's significant ownership interest could adversely affect investors' perceptions of our corporate governance. In addition, Mr. Marquez may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks. For example, Mr. Marquez could cause us to make acquisitions that increase our indebtedness or to sell revenue generating assets. Mr. Marquez may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Also, we have engaged, and may continue to engage, in related party transactions involving Mr. Marquez, such as our purchase of the membership interests of Marquez Energy. Of the aggregate closing payment of $16.6 million made to former members of Marquez Energy in that transaction, Mr. Marquez and David Christofferson, our CFO, received $13.0 million and $1.6 million, respectively. We may also be required to make certain contingent payments to the former holders of membership interests in Marquez Energy as described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Acquisitions and Divestitures—Acquisition of Marquez Energy." In addition, we have entered into agreements with Mr. Marquez and/or the Marquez trust, a trust controlled by Mr. Marquez and his wife, in connection with dividends of certain real property interests to the Marquez trust, as described in "Certain Relationships and Related Transactions—Real Property Dividends and Related Transactions" and expect to enter into additional agreements relating to those dividends. We also expect to enter into a registration rights agreement with the Marquez trust in connection with our initial public offering, as described in "Certain Relationships and Related Transactions—Other Related Party Transactions."

Some of our directors have relationships with other companies in the oil and natural gas industry that could result in conflicts of interest.

        Some of our directors serve as directors and/or officers of other companies engaged in the oil and natural gas industry and may have other relationships with such companies. For example, Timothy Brittan is President of Infinity Oil & Gas, Inc. and Glen Warren is the President, CFO and a director of Antero Resources Corporation. In addition, Mac McFarland provides consulting services to various energy-related companies from time to time and Joel Reed is the lead principal of a firm that provides investment banking services to such companies from time to time. To the extent those companies are involved in ventures in which we may participate, or compete for acquisitions or financial resources with us, the relevant director will face a conflict of interest. In the event such a conflict arises, the relevant director will be required to disclose the nature and extent of the conflict and abstain from voting for or against any action of the board that is or could be affected by the conflict.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of our business, we are named, from time to time, as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is ordinarily subject.

Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against us and certain other energy companies in the Los Angeles County Superior Court by persons who attended Beverly Hills High School or who are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which we have not been named) who claim to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs allege that exposure to substances in the air, soil and water that originated from either oil field or other operations in the area are the cause of the cancers and other maladies. We have owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before we owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. All cases have been consolidated before one judge. The judge has ordered that all of the cases be stayed except for an initial trial group consisting of twelve "representative" plaintiffs. Discovery relating to the initial trial group is ongoing, with a trial set for October 2006. We believe that the claims made in the suits are without merit, but we cannot predict the outcome of the suits. We are vigorously defending the actions, and will continue to do so until they are resolved. We also have defense and indemnity obligations to certain other defendants in the actions. We cannot predict the cost of defense and indemnity obligations at the present time.

        One of our insurers is currently paying for the defense of these lawsuits under a reservation of its rights. Two other insurers that provided insurance coverage to us (the "Declining Insurers") have taken the position that they are not required to provide coverage for losses arising out of, or to defend against, the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills School District (the "District"), as an additional insured on those policies, brought a declaratory relief action against those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers. The District is appealing that decision. On February 10, 2006, we filed our own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend us in the lawsuits. The policy issued by the insurer that is currently providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the actions brought against the Declining Insurers. However, we have no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and we are unsuccessful in enforcing our rights in any subsequent litigation, we may be required to bear the costs of the defense, and those costs may be material. If it is ultimately determined that the pollution exclusion or another exclusion contained in one or more of our policies applies, we will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

        In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to the Beverly Hills litigation because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, we do not consider them to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to us, and if insurance coverage is determined to not be applicable, their impact on our results of operations, financial position and/or liquidity could be material.

Personal Injury Claim

        In February 2006, a complaint was filed in Santa Barbara Superior Court against us on behalf of a boy who had been severely injured after falling from a cliff located on property jointly owned by us and another company. The complaint asserts that we are responsible for the boy's injuries and that the boy is entitled to damages, including reimbursement of past medical expenses, future expenses, loss of earning capacity and general damages, which plaintiff's counsel has previously asserted total between $10 million and $21 million. We believe that we have no liability in this matter and intend to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In October 2005, our sole stockholder approved our amended and restated certificate of incorporation. In November 2005, our sole stockholder approved transactions pursuant to which two of our wholly-owned subsidiaries merged with and into us. In December 2005, our sole stockholder approved our 2005 stock incentive plan. No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

        There is currently no public market for our common stock. We will apply to list our common stock on the New York Stock Exchange in connection with our initial public offering. The Marquez trust is currently the sole record holder of our common stock.

Dividends

        In January 2005, we paid a cash dividend on our common stock of $35 million. We have paid no other cash dividends on our common stock since January 1, 2004, and we have no plans to declare or pay any such dividends. Our debt agreements restrict our ability to pay dividends on our common stock, and we may also enter into other debt agreements or other borrowing arrangements in the future that contain similar, and possibly more stringent, limitations. In the event we pay dividends on our common stock, we will be obligated to make a bonus payment to each holder of outstanding stock options granted under our 2000 stock incentive plan in an amount equal to the dividend that would have been paid on the shares of common stock underlying the holder's options had those options been exercised as of the record date relating to the dividend. In most cases, this obligation applies to both vested and unvested options. See "Executive Compensation—Stock Option Plans—2000 Stock Incentive Plan." In March 2006, we paid a dividend on our common stock consisting of 100% of the membership interests in 6267 Carpinteria Avenue, LLC, the principal asset of which is the office building we lease in Carpinteria, California. This dividend, and certain other contemplated dividends of real property interests, are described in "Certain Relationships and Related Transactions—Real Property Dividends and Related Transactions."

Equity Compensation

        The following table presents information about the options, warrants and rights and other equity compensation granted under our equity plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
(2000 Stock Incentive Plan)	4,013,662.5	7.04	0
(2005 Stock Option Plan)	—	—	1,200,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,013,662.5	7.04	1,200,000

Sales of Unregistered Securities

        Between February 5, 2005 and August 26, 2005, we granted options to purchase a total of 4,013,662.5 shares of our common stock to our directors and certain members of management, in each case other than Timothy Marquez, our Chairman and CEO. The grant of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that act. The persons to whom options were granted represented their intention to acquire the options and underlying shares of common stock for investment only and not with a view to or for sale in connection with any unregistered distribution thereof. The options were granted without general solicitation or advertising. In addition, the persons to whom options were granted had access to information concerning our company, including through our public filings with the SEC, comparable to the information that would have been provided in a registration statement had the grant of the options been registered.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents selected historical financial information for the periods indicated, all of which was derived from our audited financial statements. The audited financial statements for each of the years in the three-year period ended December 31, 2005 are included elsewhere in this report. The financial information set forth below is not necessarily indicative of future results. We urge you to read the selected financial information set forth below in conjunction with the financial statements included in this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31,
	2001	2002	2003	2004(5)	2005
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)
			(in thousands)
Statement of Operations Data:
Oil and natural gas revenues	$135,459	$93,475	$109,754	$139,961	$191,092
Commodity derivative losses (realized)	(4,493)	(7,618)	(10,272)	(17,589)	(22,870)
Commodity derivative gains (losses) (unrealized)	1,550	(2,953)	—	(1,096)	(34,725)
Other revenues(1)	6,185	2,580	5,253	5,457	4,456

Total revenues	138,701	85,484	104,735	126,733	137,953
Production expenses	53,195	43,337	45,617	49,567	54,038
Transportation expense	2,353	2,216	2,785	2,915	2,596
Depreciation, depletion, amortization and impairment expense	18,271	19,630	16,161	16,489	21,680
Accretion of abandonment liability	—	—	1,401	1,482	1,752
General and administrative expenses, net of capitalized amounts	12,173	16,018	11,632	11,272	16,007
Litigation settlement expense(2)	—	—	6,000	—	—
Amortization of deferred loan costs	604	464	370	3,050	1,755
Interest expense, net	3,676	2,343	2,125	2,269	13,673
Income taxes	17,425	500	7,876	16,088	10,300
Minority interest in Marquez Energy	—	—	—	95	42
Cumulative effect of change in accounting principle, net of tax(3)	—	—	(411)	—	—

Net income	31,004	976	11,179	23,506	16,110
Preferred stock dividends	(7,249)	(8,465)	(8,465)	(7,134)	—
Excess of carrying value over repurchase price of preferred stock(4)	—	—	—	29,904	—

Net income (loss) applicable to common equity	$23,755	$(7,489)	$2,714	$46,276	$16,110

Basic earnings (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$0.68	$(0.21)	$0.07	$1.33	$0.49
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Total	$0.68	$(0.21)	$0.08	$1.33	$0.49

Diluted earnings (loss) per common share
Income (loss) before cumulative effect of change in accounting principle	$0.61	$(0.21)	$0.07	$0.48	$0.49
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Total	$0.61	$(0.21)	$0.08	$0.48	$0.49

Cash Flow Data:
Cash provided (used) by
Operating activities	$50,417	$30,284	$31,557	$43,309	$39,931
Investing activities	(34,199)	(38,916)	(10,531)	(27,990)	(58,695)
Financing activities	(16,226)	14,484	(23,333)	30,979	(26,562)
Capital expenditures	42,205	38,843	9,064	21,829	90,106

	As of December 31,
	2001	2002	2003	2004(5)		2005
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)		(Successor)
			(in thousands)
Balance Sheet Data (end of period):
Cash and cash equivalents	$4,746	$10,724	$8,417	$54,715		$9,389
Plant, property and equipment, net	140,046	159,257	170,663	198,563	(6)	233,776
Total assets	177,074	206,101	212,252	298,882	(6)	302,558
Long-term debt, excluding current portion	53,000	46,302	22,969	163,542		178,943
Mandatorily redeemable preferred stock and accrued dividends	79,888	86,305	94,770	—		—
Stockholders' equity (deficit)	11,075	(641)	2,484	48,439	(6)	4,334

(1)
Other revenues primarily include amounts received from purchasers of our oil production to reimburse us for transportation and barge expenses. In 2001, other revenues include a gain of $2.2 million on the sale of a building.

(2)
Amount comprises settlement costs incurred by us in connection with a lawsuit brought by Mr. Marquez asserting wrongful termination and breach of contract.

(3)
The amount shown for 2003 is the cumulative effect of change in accounting principle of $411,000, net of tax. On January 1, 2003, we adopted SFAS 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Pursuant to our adoption of SFAS 143, we recognized a credit during the first quarter of 2003 of $411,000, net of tax, for the cumulative effect of the change in accounting principle. See note 13 to our financial statements.

(4)
Amount comprises the excess of the carrying value over the repurchase price of the mandatorily redeemable convertible preferred stock plus accrued and unpaid dividends net of unamortized issuance costs.

(5)
Marquez Energy is included in our statements of operations, balance sheet and cash flow data from July 2004, when common control between our company and Marquez Energy was established. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Other Accounting Matters—Acquisition of Marquez Energy."

(6)
Mr. Marquez's percentage beneficial ownership in our common stock increased from approximately 94% to 100% on December 22, 2004, the date we effected a merger with a corporation the sole stockholder of which was the Marquez trust. Accordingly, Mr. Marquez's basis in our assets has been "pushed-down" as of the date of the merger, meaning that our post-transaction financial statements reflect Mr. Marquez's basis in our assets (the successor basis) rather than our historical basis. The aggregate purchase price has been allocated to a portion of the underlying assets and liabilities based upon their respective fair market values at the date of the merger, with the values of certain long-lived assets reduced on a pro rata basis for the excess of Mr. Marquez's portion of the fair value of acquired net assets over the purchase price of the shares acquired. Due to the de minimis impact on our results of operations for the nine-day period ended December 31, 2004, the successor basis of accounting has been applied to our financial statements as of December 31, 2004, with the consolidated statements of operations, comprehensive income (loss), and cash flows for the fiscal year ended 2004 being presented on a historical, or "predecessor" basis. See note 1 to our financial statements, "Organization and Nature of Operations—New Company Basis" beginning on page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis should be read in conjunction with our financial statements and related notes and the other information appearing elsewhere in this report.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since the change in our senior management that occurred in June 2004, we have returned to our historical strategy of devoting substantial resources to exploration, exploitation and development projects on our properties. Pursuit of this strategy has led to increases in our oil and natural gas production. Our average net production for 2005 was 11,555 BOE/d, up 4% from an average of 11,125 BOE/d for 2004, and our net production rate at year-end 2005 was approximately 11,900 BOE/d. We expect to increase production from our December 31, 2005 asset base in 2006 relative to 2005. Because of the anticipated overall increases in production and the effect of our hedging program, we expect our revenue attributable to our December 31, 2005 asset base, not including the effect of non-cash, unrealized derivative gains and losses, to increase in 2006 compared to 2005 even if oil and natural gas prices decline moderately. In addition, we expect substantial production and revenue increases due to acquisitions in 2006. On March 31, 2006, we completed our acquisition of TexCal, which had average net production of 5,380 BOE/d in the fourth quarter of 2005. See "Business and Properties—Recent Developments—Acquisition of TexCal Energy." We believe that continued pursuit of our business strategy will also allow us to increase our proved reserves in 2006 and subsequent years. In the execution of our business strategy, management is principally focused on increasing our reserves of oil and natural gas and on continuing and strengthening the trend of increasing production through exploration, exploitation and development activities, acquisitions and the resolution of operational problems as they arise. Our management is also focused on the risks and opportunities associated with current oil and natural gas prices, which are generally high compared to historical averages and on the goal of maximizing production rates while operating in a safe manner. For further information on our business strategy, the opportunities we intend to pursue and the risks and uncertainties to which our business is subject, see "Business and Properties—Our Strategy" and "Risk Factors." Rising oil and natural gas prices created substantial unrealized commodity derivative losses in 2005 which served to suppress earnings reported in the period. These unrealized losses, which totaled $34.7 million, resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as commodity derivative losses in our income statement. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production. Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through December 2009, while often allowing upside participation. See "Qualitative and Quantitative Disclosures About Market Risk."

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects. Our exploration, exploitation and development capital expenditures of $83.6 million in 2005 were more than three times our 2004 capital expenditures of $23.2 million. We drilled 17 new onshore wells to total depth in 2005 and recompleted 42 additional onshore wells. Offshore, we drilled four wells to total depth and recompleted three. We also expanded our field work relating to the planned return to production of platform Grace in the Santa Clara field. See "Business and Properties—Description of Properties—California Offshore—Santa Clara Federal Unit." Our overall capital expenditures in 2005 consisted of $32.9 million for drilling and rework activities,

$28.6 million for facilities, and $22.1 million for exploration projects. In addition, we spent $10.4 million on acquisitions of oil and natural gas properties in 2005, not including the acquisition of Marquez Energy or the Union Island pipeline.

        We estimate that our exploration, exploitation and development capital expenditures will be between $165 million and $195 million in 2006, including over $40 million on projects acquired in March 2006 as a part of the TexCal acquisition. Projects we expect to pursue in 2006 in the Sockeye and South Ellwood fields include over 20 redrills, recompletions and workovers. We also expect to increase water injection capabilities at these fields and incorporate system upgrades to mitigate operating risks and enhance reliability. In the Sacramento Basin, we plan to drill over 80 new wells and to complete approximately 50 to 75 workovers and recompletions. In Texas, we expect to drill approximately six new wells and to conduct operations to increase the operating efficiency and production rates in certain of the fields acquired as part of the TexCal acquisition. Exploration activities planned for 2006 include the drilling of approximately seven exploration wells. We also expect to continue our aggressive leasing program in key areas. The aggregate levels of capital expenditures for 2006, and the allocation of such expenditures, are dependent on a variety of factors, including the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.

Acquisitions and Divestitures

        Acquisition of Marquez Energy.    We completed our acquisition of Marquez Energy, a Colorado limited liability company majority owned and controlled by Timothy Marquez, on March 21, 2005. According to a reserve report prepared by NSAI, Marquez Energy had proved reserves of approximately 2.0 MMBOE as of December 31, 2004. The purchase price for the membership interests in Marquez Energy was $16.8 million (including a $2.0 million deposit paid in 2004). The purchase price was based on the members' equity on Marquez Energy's unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI or another nationally recognized engineering firm was to conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attributed proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, additional payments were to be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25.0 million, including assumption of debt. No additional payments were due as a result of a report provided by NSAI as of December 31, 2005.

        By purchasing Marquez Energy, we acquired natural gas properties in the Sacramento Basin in California that we believe possess significant exploitation, development and exploration potential. See "Business and Properties—Description of Properties—Sacramento Basin." These properties, which Marquez Energy acquired beginning in January 2004, are complementary to our other properties in the Sacramento Basin. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the entire year 2005 and for the third and fourth quarters of 2004 include Marquez Energy. For the same reason, the acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with Venoco's financial results since July 1, 2004.

        Sale of Big Mineral Creek.    On March 31, 2005, we completed the sale of our Big Mineral Creek field, located in Grayson County, Texas, to BlackWell Energy Group, LLC for $44.6 million. The transaction was given economic effect as of February 1, 2005. As of December 31, 2004, the field had proved reserves of approximately 3.4 MMBOE, according to a report by NSAI. Average net production at the field was approximately 547 BOE/d in the first quarter of 2005. Pursuant to Section 1031 of the Internal Revenue Code, we effected a like-kind exchange of a portion of the Big Mineral Creek field representing approximately $15.0 million of the total sale price for certain Marquez Energy properties and properties acquired from third parties. The like-kind exchange provisions resulted in the deferral of a portion of income taxes related to the gain on sale. We did not recognize a gain on sale for financial reporting purposes, but applied the net sales proceeds to reduce the capitalized costs of our oil and natural gas properties in accordance with our full-cost accounting method.

        Other.    In September 2005, we acquired a 100% working interest in the Willows-Beehive Bend gas field, a 100% working interest in the Bounde Creek gas field and a 65% working interest in the Arbuckle field for an aggregate price of $10.1 million, net of certain participation rights held by third parties. We operate all of the acquired fields, which are located in the Sacramento Basin. In the fourth quarter of 2005, we purchased the Union Island pipeline, a 32-mile natural gas pipeline that runs from the Union Island field to a location near Pittsburg, California, for $6.1 million. We believe that ownership of the pipeline will provide us greater marketing flexibility and will allow us to maximize the value of our natural gas production from the Union Island field. We also believe that we will benefit from third party transactions involving the pipeline.

Trends Affecting our Results of Operations

        Oil and natural gas prices have increased significantly since the beginning of 2004. Rising prices contributed to an increase in our oil and natural gas sales and revenues in both 2005 compared to 2004 and 2004 compared to 2003. Continued price rises in 2005, together with an increase in production volumes, has resulted in a 37% increase in oil and natural gas sales compared to the same period in 2004, although unrealized commodity derivative losses led to a smaller 10% increase in total revenues compared to 2004. Unrealized commodity derivative losses result from mark-to-market valuations of some of our derivative positions due to rising oil and natural gas prices. Any payments due to counterparties in the future on these derivatives will ultimately be funded by higher oil and natural gas prices received from the sale of production. To date in 2006, commodity prices have declined from year-end 2005 highs but still remain at a high level compared to historical averages.

        Our production of oil and natural gas has increased since the change in our senior management that occurred in June 2004. The management in place between mid-2002 and mid-2004 reduced capital expenditures, in part in their discretion and in part because, commencing in February 2003, a large portion of our cash flow from operations was needed to amortize the credit facility then in place, which had become a term loan. As our oil properties generally have a shallow decline rate, our oil production did not decline significantly during the period despite limited capital expenditures. We averaged oil production of 8.5 MBbl/d in 2003, 8.5 MBbl/d in 2004 and 8.1 MBbl/d in 2005. Our natural gas production declines at a higher rate when exploitation and development activities are curtailed. As a result, average natural gas production decreased from 19,655 Mcf/d in 2002 to 15,362 Mcf/d in 2003 and 14,660 Mcf/d in 2004 (excluding production from Marquez Energy). As noted above (see "—Overview"), our renewed focus on exploration, exploitation and development projects has reversed these declines overall, with average net production rising from 11,125 BOE/d in 2004 to approximately 11,555 BOE/d in 2005. Certain mechanical and related issues that affected our production in the third quarter of 2005 have been resolved and our net production rate for December 2005 was approximately 11,900 BOE/d. We expect to increase production from our December 31, 2005 asset base in 2006 relative to 2005. In addition, we will have substantial production growth beginning in the second quarter of 2006 from the properties acquired in the TexCal acquisition.

Internal Control Over Financial Reporting

        In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, we have historically operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of the audit design relating to their 2005 audit, concluded that material weaknesses in our internal controls existed in 2005. We have addressed these issues by adopting more extensive accounting controls and financial review procedures and by hiring a Chief Accounting Officer to oversee our financial reporting processes. We have also retained an independent consulting firm with considerable experience in the area of Sarbanes-Oxley Act compliance to assist us in documenting our policies, procedures and internal control over financial reporting, assessing the effectiveness of the design of those controls and testing whether those controls are operating as designed. In the course of this process, we expect to hire additional accounting staff and to take other measures to further enhance our internal controls. We will also engage additional outside advisors as appropriate.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three years ended December 31, 2005.

	Year Ended December 31,
	2003	2004(1)	2005(1)
Production Volume
Natural gas (MMcf)	5,607	5,826	7,588
Oil (MBbls)	3,114	3,101	2,953
MBOE	4,049	4,072	4,218
Daily Average Production Volume
Natural gas (Mcf/d)	15,362	15,918	20,789
Oil (Bbls/d)	8,532	8,472	8,090
BOE/d	11,092	11,125	11,555
Oil Price per Bbl Produced (in dollars)
Realized price before hedging loss	$26.29	$34.69	$45.66
Realized hedging loss	$(2.39)	$(5.47)	$(7.46)
Net realized	$23.90	$29.22	$38.20
Natural Gas Price per Mcf (in dollars)
Realized price before hedging loss	$5.06	$5.77	$7.45
Realized hedging loss	$(0.50)	$(0.11)	$(0.11)
Net realized	$4.56	$5.66	$7.34
Average Sale Price per BOE	$24.69	$30.42	$39.55
Expense per BOE
Production expenses(2)	$11.27	$12.17	$12.81
Transportation expenses	$0.69	$0.72	$0.62
Depreciation, depletion, amortization and impairment	$3.99	$4.05	$5.14
General and administrative expense(3)	$2.87	$2.77	$3.79
Interest expense, net(3)	$0.52	$0.56	$3.24

(1)
Amounts shown include Marquez Energy from July 1, 2004. See "—Other Accounting Matters—Acquisition of Marquez Energy."

(2)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(3)
Net of amounts capitalized.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $51.1 million, or 37%, to $191.1 million for the year ended December 31, 2005 from $140.0 million for 2004. The increase was attributable to rising oil and natural gas prices, which added $43.8 million to oil and natural gas revenues (87%), and an increase in natural gas production, which added $13.1 million to natural gas revenues (26%). Partially offsetting these increases was a decrease in oil production, which decreased oil revenues by $6.8 million (13%).

        Oil revenues increased by $28.2 million in 2005, or 27%, to $134.6 million compared to $106.4 million in 2004. Oil production fell 5%, with production of 2,953 MBbl in 2005 compared to 3,101 MBbl in 2004. Our average realized price for oil increased $10.97, or 32%, to $45.66 per Bbl for the period. We hedged 71% of our oil production during the period (excluding floors), resulting in realized hedging losses of $7.46 per Bbl and unrealized hedging losses of $10.50 per Bbl. Total hedging losses on oil were $17.96 per Bbl.

        Natural gas revenues increased $22.9 million in 2005, or 68%, to $56.5 million compared to $33.6 million in 2004. Natural gas production rose 30%, with production of 7,588 MMcf compared to 5,826 MMcf in 2004. Our average realized price for natural gas increased $1.68, or 29%, to $7.45 per Mcf for the period. We hedged 15% of our natural gas production during the period (excluding floors), resulting in realized hedging losses of $0.11 per Mcf and unrealized hedging losses of $0.49 per Mcf. Total hedging losses on natural gas were $0.60 per Mcf.

        Total revenues increased $11.2 million, or 9%, to $138.0 million in 2005 compared to $126.7 million in 2004. This increase primarily resulted from the 37% increase in oil and natural gas revenues being partially offset by commodity derivative losses of $57.6 million ($22.9 million of which were realized) in 2005 compared to commodity derivative losses of $18.7 million ($17.6 million realized) in 2004.

        Production Expenses.    Production expenses increased $4.4 million, or 9%, to $54.0 million in 2005 from $49.6 million in 2004. This increase was primarily due to increased field activity in the period combined with unanticipated expenses associated with the resolution of mechanical problems at a well in the South Ellwood field and periods of limited production capacity due to platform equipment repair and well maintenance. These unanticipated expenses occurred concurrent with a period of reduced production, which resulted in an increase in the per unit costs in the year of $0.64 per BOE (from $12.17 per BOE in 2004 to $12.81 per BOE in 2005).

        Transportation Expenses.    Transportation expenses fell by $0.3 million, or 11%, to $2.6 million in 2005 from $2.9 million in 2004. On a per BOE basis, transportation expenses decreased $0.10, or 14%, to $0.62 per BOE from $0.72 per BOE in 2004.

        Depletion, Depreciation, Amortization and Impairment (DD&A).    DD&A expense increased $5.2 million, or 31%, to $21.7 million in 2005 from $16.5 million in 2004. DD&A expense rose $1.09 per BOE on a per unit basis, from $4.05 per BOE to $5.14 per BOE. This was due to changes in estimated future development costs and development costs incurred in the year which had the collective effect of increasing the depletion rate per unit. Overall DD&A expense also rose due to increased production volumes.

        Accretion of Abandonment Liability.    Accretion expense rose $0.3 million, or 18%, to $1.8 million in 2005 from $1.5 million in 2004. The increase was due to an increase in abandonment liability associated with additional wells.

        General and Administrative (G&A).    G&A expense increased $4.7 million, or 42%, to $16.0 million in 2005 from $11.3 million in 2004. The largest single component, representing 12% of the increase, is the accrual in December 2005 of a $1.3 million bonus pool for office and administrative staff, including officers, for bonuses to be paid in the second quarter of 2006. This was due to the implementation of more structured and formalized plans relative to prior years, when bonus amounts were less predictable prior to the time of payment. Office and administrative bonuses, including for officers, determined, accrued and paid in the second quarter of 2005 totaled $0.8 million. The total increase in G&A also resulted from increases in technical staff, higher professional fees related to accounting and information technology systems conversions and enhancements and the inclusion of expenses of Marquez Energy for the entire period rather than six months in the case of the 2004 period.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $11.4 million, or 503%, to $13.7 million in 2005 from $2.3 million in 2004. The change resulted primarily from the increase in indebtedness associated with the issuance of $150.0 million of our senior notes in December 2004. Amortization of deferred loan costs decreased $1.3 million in the period compared to the same period in 2004. The decrease in amortization was primarily due to a $2.2 million write-off of deferred loan costs in December 2004 related to a reduction in the borrowing capacity under our credit agreement.

        Income tax expense.    Income tax expense in 2005 of $10.3 million represented a decrease of $5.8 million, or 36% as compared to a tax provision of $16.1 million in 2004. The decrease was primarily due to lower net income in the period.

        Net Income.    Net income for 2005 was $16.1 million, compared to $23.5 million for 2004. The largest factors causing the change were the substantial increase in unrealized derivative losses and increased interest expense, both of which are described above, partially offset by an increase in oil and natural gas revenues.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $30.2 million, or 28%, to $140.0 million for the year ended December 31, 2004 from $109.8 million for the year ended December 31, 2003. The increase was attributable to an increase in oil and natural gas prices, which added $30.1 million (100%) to oil and natural gas revenues, and an increase in natural gas production, which added $1.3 million (4%) to natural gas revenues. Partially offsetting these increases was a decrease in oil production, which decreased oil revenues by $1.2 million (4%).

        Oil revenues increased by $25.0 million, or 31%, to $106.4 million in 2004 from $81.4 million in 2003. This increase was due to an increase in the realized price of oil. Production decreased slightly in 2004 with oil production of 3,101 MBbl in 2004 compared to 3,114 MBbl in 2003. Our average realized price for oil increased $5.32, or 22%, to $29.22 per Bbl for the period. We hedged 53% of our oil production during 2004, resulting in realized hedging losses of $5.47 per Bbl.

        Natural gas revenues increased $5.2 million, or 18%, to $33.6 million in 2004 from $28.4 million in 2003. This increase was due to increases in both natural gas prices and production in 2004 compared to 2003. Our average realized price for natural gas increased 24%, or $1.10, to $5.66 per Mcf, net of hedging, up from $4.56 per Mcf, net of hedging, in 2003. Production increased 4% due to the addition of Marquez Energy's production from July 2004 to the end of the year, production that totalled 461 MMcf.

        Total revenues increased $22.0 million, or 21%, to $126.7 million in 2004 compared to $104.7 million in 2003. This increase primarily resulted from the 28% increase in oil and natural gas revenues being partially offset by commodity derivative losses of $18.7 million ($17.6 million of which were realized) in 2004 compared to commodity derivative losses of $10.3 million (all of which was realized) in 2003.

        Production Expenses.    Production expenses increased $4.0 million, or 9%, to $49.6 million in 2004 from $45.6 million in 2003. On a per BOE basis, production expenses increased $0.90, or 8%, to $12.17 per BOE in 2004 from $11.27 per BOE in 2003. The increase was due to an increase in general maintenance costs and costs for well rework.

        Transportation Expenses.    Transportation expenses increased $0.1 million, or 5%, to $2.9 million in 2004 from $2.8 million in 2003. On a per BOE basis, transportation expenses increased $0.03, or 4%, to $0.72 per BOE in 2004 from $0.69 per BOE in 2003. The increase was primarily due to higher barge fees in 2004 compared to 2003.

        Depletion, Depreciation, Amortization and Impairment (DD&A).    DD&A expense increased $0.3 million, or 2%, to $16.5 million in 2004 from $16.2 million in 2003. During 2004 and 2003, we incurred impairment losses of $0.1 million and $0.6 million, respectively, related to foreign oil and natural gas properties.

        Accretion of Abandonment Liability.    Accretion expense was $1.5 million in 2004, up slightly from $1.4 million in 2003.

        General and Administrative (G&A).    G&A expense decreased $0.3 million, or 3%, to $11.3 million in 2004 from $11.6 million in 2003. This decrease was primarily due to lower legal and professional fees and settlement costs in 2004. G&A expense does not include amounts capitalized as part of our acquisition, exploitation, development and exploration activities. We capitalized $2.3 million and $3.2 million of G&A expense in 2004 and 2003, respectively. The decrease in capitalized expenses was due to lower staff levels in 2004 compared to 2003.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $0.1 million, or 4.7%, to $2.2 million in 2004 from $2.1 million in 2003. The increase was attributable to a higher average level of debt in 2004 compared to 2003. In addition to interest expense, we amortized $3.0 million of deferred loan costs in 2004 compared to $0.4 million in amortization of deferred loan costs in 2003.

        Income Tax Expense.    Our income tax expense for 2004 increased $8.2 million, or 104%, to $16.1 million from $7.9 million for 2003. The increase was primarily due to higher profits in 2004 compared to 2003.

        Net Income.    Our net income before the cumulative effect of change in accounting principle increased $12.8 million, or 119%, to $23.6 million for 2004 from $10.8 million for 2003. The increase was primarily attributable to an increase in oil prices and, to a lesser extent, the increase in natural gas prices. The higher prices for oil and natural gas offset a modest increase in production costs as well as an increase in income tax expenses.

        Other.    In November 2004, we repurchased all of our outstanding preferred stock, consisting of 6,000 shares of mandatorily redeemable convertible preferred plus accrued and unpaid dividends, for $72.0 million. At the time of the purchase of the preferred stock, we had recorded preferred stock and accrued but unpaid dividends net of unamortized issuance costs of $101.9 million. As such, the carrying value of the preferred stock exceeded the repurchase price by $29.9 million.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Year Ended December 31,
	2003	2004	2005
	(Predecessor)	(Predecessor)	(Successor)
Cash provided by operating activities	$31,557	$43,309	$39,931
Cash used in investing activities	(10,531)	(27,990)	(58,695)
Cash provided by (used in) financing activities	(23,333)	30,979	(26,562)

        Net cash provided by operating activities was $39.9 million in 2005, compared with $43.3 million in 2004. Cash flows from operating activities during 2005 compared to 2004 were favorably impacted primarily by a $51.1 million increase in oil and natural gas sales. This increase resulted from increased production, the acquisition of Marquez Energy and higher commodity prices. Increases in production were partially offset in the second, third and fourth quarters by the loss of production from the Big Mineral Creek field, which was sold on March 31, 2005. Cash flows from operating activities in 2005 as compared to the same period in 2004 were negatively impacted primarily by an $11.9 million increase in payments of net premiums on derivative contracts, an $11.4 million increase in interest costs, a $5.3 million increase in realized commodity derivative losses, a $3.4 million increase in the cash portion of operating and general and administrative expenses and a $4.5 million increase in oil and natural gas production expenses.

        Net cash used in investing activities was $58.7 million in 2005 and consisted primarily of $88.3 million used to develop and acquire oil and gas properties other than those of Marquez Energy (comprised of $100.2 million in costs incurred less $11.9 million in accrued amounts payable at December 31, 2005) and $14.6 million used to acquire Marquez Energy, which uses were offset primarily by $44.6 million in net proceeds from the sale of oil and gas properties.

        Net cash used in financing activities was $26.6 million in 2005, compared with net cash provided by financing activities of $31.0 million in 2004. Net cash used in 2005 related primarily to the payment of a $35 million dividend to our sole stockholder, $5.3 million used to purchase the interests of minority stockholders and principal repayments on long-term debt of $43.7 million, partially offset by $59.0 million in new borrowings under our credit agreement.

        Net cash provided by operating activities was $43.3 million and $31.6 million for 2004 and 2003, respectively. Operating cash flow increased in 2004 due to higher revenues, which led to higher net income, offset by increased amounts paid for derivative contracts for hedging purposes.

        Net cash used in investing activities was $28.0 million and $10.5 million in 2004 and 2003, respectively, of which $16.3 million and $10.8 million, respectively, related to capital expenditures for drilling and reworking wells, facilities and related costs. During 2003, we began to make quarterly principal and interest payments of $5.8 million with respect to our prior credit facility. These payments curtailed our ability to make discretionary capital expenditures. Beginning in mid-2004 in connection with the changes in our senior management, we expanded our exploration, exploitation and development activities, which resulted in an increase in cash used in investing activities.

        Net cash provided by financing activities in 2004 was $31.0 million. Net cash provided by financing activities for that year included $272.4 million in proceeds from long term debt, primarily consisting of $146 million in net proceeds from the issuance of our senior notes, $100.7 million in amounts borrowed under our credit agreement and $10.0 million in financing for our new office building. Cash used in financing activities primarily included $159.7 million in repayment of amounts borrowed under our credit agreement and our prior credit facility and $72.0 million for the repurchase of our preferred stock.

        Net cash used in financing activities was $23.3 million in 2003, comprised entirely of principal payments on the prior credit facility. We did not increase our borrowings under the prior credit facility during 2003.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our capital expenditures in 2006 will be between $165 million and $195 million, including over $40 million on projects acquired as a part of the TexCal acquisition. We intend to finance our exploration, exploitation and development capital expenditures for 2006 primarily with cash flow from operations and, if needed, additional borrowings under our revolving credit facility. The revolving credit facility currently has a borrowing base of $200.0 million. As of March 31, 2006, there was approximately $129.5 million outstanding under the revolving credit facility.

        We entered into an amended and restated credit agreement governing the revolving credit facility, and a new senior secured second lien term loan facility, in order to finance our acquisition of TexCal. On March 30, 2006, we borrowed $350 million pursuant to the term loan facility. We entered into the amended and restated revolving credit facility on March 31, 2006 and borrowed approximately $119.5 million under that facility to finance the remainder of the TexCal purchase price and transaction costs of approximately $15 million.

        The revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million. The revolving credit facility is secured by a first priority lien on substantially all of our assets, including the stock of all of our subsidiaries, and is unconditionally guaranteed by each of our subsidiaries other than Ellwood Pipeline, Inc. The term loan facility is secured by second priority liens on the same collateral as the revolving credit facility. A collateral trust agreement has been entered into in order to provide, for the benefit of the holders of our senior notes, liens on our property that are equal and ratable with the liens securing the term loan facility. Principal on the term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009, subject, in each case, to certain obligations to make mandatory prepayments. We may from time to time make optional prepayments on outstanding loans. Under the term loan facility, optional prepayments made prior to the second anniversary of the date of the loan are subject to a prepayment premium.

        Loans made under both facilities are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        Base Rate Loans under the term loan facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from 3.50% to 4.00%. LIBO Rate Loans under the term loan facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 4.50% to 5.00%. In each case, the applicable percentage depends on our maintenance of certain financial ratios and the occurrence of certain other events. In some circumstances, interest on loans under the term loan facility could increase by up to an additional 0.75%.

        The agreements governing the revolving credit facility and the term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require us to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, EBITDA to debt and PV-10 to total debt.

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which performance is subject to prevailing economic conditions, commodity prices and a variety of other factors. In order to reduce this reliance and maintain greater financial flexibility we intend to sell a portion of our equity in the form of a public offering of common stock. On December 19, 2005, we filed with the SEC a registration statement on Form S-1 relating to an initial public offering of our common stock. We filed amendment No. 1 to the registration statement on February 17, 2006. We intend to use part of the proceeds of the offering to reduce amounts outstanding under our credit facilities and thereby gain greater financial flexibility.

        If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditures budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or fund a portion of the expenditures using the proceeds of our planned public offering, borrowings under our revolving credit facility or other sources. Until we increase our liquidity, our ability to make significant acquisitions will be limited. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness is limited by covenants in our debt agreements. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Commitments and Contingencies

        As of December 31, 2005, the aggregate amounts of contractually obligated payment commitments for the next five years were as follows (in thousands):

	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 years	Total(2)
Long-term debt(1)	$126	$20,276	$311	$158,356	$179,069
Interest on senior notes	13,125	26,250	26,250	12,578	78,203
Rental of office space	191	255	—	—	446

Total	$13,442	$46,781	$26,561	$170,934	$257,718

(1)
On December 9, 2004, we acquired an office building for $14.2 million. Of the total purchase price, $10.0 million was financed through additional borrowings. Under the agreement with the lender, we are obligated to fund into an account under the control of the lender monthly amounts of approximately $121,000 to cover common area maintenance, improvements, repairs, insurance and taxes, in addition to the monthly mortgage payment. To the extent that funds remain after required expenditures are made, the lender remits any remaining funds to us on a monthly basis in arrears. In March 2006 we paid a dividend to our sole stockholder consisting of the membership interests in the entity which owned the building and was liable for the building related debt. See "Certain Relationships and Related Parties—Office Building Dividend."

(2)
Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations. The Company's total asset retirement obligations were $22.8 million at December 31, 2005.

        In addition, we have hired a drilling rig for use on platform Gail in the Sockeye field. When we return the rig to the owner, we will be obligated to pay a fee of $252,000. We do not expect to return the rig prior to 2007 at the earliest.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain accounting policies as being of particular importance to the presentation of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and natural gas revenues, oil and natural gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements:

Reserve Estimates

        Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that is difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value and the rate of depletion of the oil and natural gas properties. For example, oil and natural gas price changes affect the estimated economic lives of oil and natural gas properties and therefore cause reserve revisions. Our December 31, 2005 estimate of net proved oil and natural gas reserves totaled 47,642 MBOE. Had oil and natural gas prices been 10% lower as of the date of the estimate, our total oil and natural gas reserves would have been 3.3% lower. In addition, our proved reserves are concentrated in a relatively small number of wells. At December 31, 2005, 41.0% of our proved reserves were concentrated in our twelve largest wells. As a result, any changes in proved reserves attributable to such individual wells could have a significant effect on our total reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

        We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and capitalized asset retirement costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the capitalized investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. For example, a 10% reduction in our estimated reserves as of December 31, 2005 would have resulted in an increase of approximately $2.01 per BOE in our depletion expense rate during the year of 2005. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and natural gas properties. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves established or impairment determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

        Capitalized costs of oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the relevant quarter, including the effects of cash flow hedges, and requires a write down for accounting purposes if the ceiling is exceeded. At December 31, 2005, our net capitalized costs did not exceed the ceiling. We last incurred a write down due to the ceiling test at the end of 1998, at which time our net capitalized cost exceeded the ceiling by $6.5 million, net of income tax effects, and we recorded a write down of our oil and natural gas properties in that amount.

Asset Retirement Obligations

        Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 provides that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset's inception, with the offsetting charge to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Prior to adoption of SFAS No. 143, we accrued for future abandonment costs of wells and related facilities through our depreciation calculation in accordance with Regulation S-X Rule 4-10 and industry practice. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance.

        Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value varied depending on the estimated timing of the relevant obligation, but typically ranged between 6% and 8%. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in the reserve estimates as discussed above and the economic life of oil and gas properties could affect the timing of such costs and accordingly the present value of such costs.

Income Tax Expense

        Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. We have not recognized a valuation allowance against our net deferred taxes because we believe that it is more likely than not that the net deferred tax assets will be realized based on estimates of our future operating income.

Derivative Instruments

        Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes from third parties, as well as utilizing a Black-Scholes option valuation model that is based upon underlying forward price curve data, a risk-free interest rate and estimated volatility factors. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity swap agreements, and in substantially similar changes in the fair value of our commodity collars to the extent the changes are outside the floor or cap of our collars.

Other Accounting Matters

Push-Down Accounting

        During 2004, our Chairman and CEO, Timothy Marquez, increased his beneficial ownership of our outstanding stock from 41% to 100%. Mr. Marquez acquired 53% of the shares of common stock then outstanding from two of our former officers and their respective affiliates in a transaction that closed on July 12, 2004. On December 22, 2004, we merged with a corporation the sole stockholder of which was the Marquez trust. In the merger, the trust acquired the remaining 6% of our common stock and as a result now owns all of our outstanding common stock.

        As a result of Mr. Marquez obtaining control of over 95% of the common stock on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be "pushed-down," meaning our post-transaction condensed consolidated balance sheet and the condensed consolidated statements of operations and cash flows reflect a new basis of accounting. The pre-transaction condensed consolidated statements of operations and cash flows are presented on a historical basis.

Acquisition of Marquez Energy

        Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information include Marquez Energy from July 1, 2004 (results during the period between July 1 and July 12, 2004 were de minimis). The acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez Energy were combined with our financial results. Accordingly, of the total purchase price for Marquez Energy of $16.8 million, $9.8 million was charged to equity for the excess of the purchase price over Mr. Marquez' historical basis (net of deferred tax assets of $3.7 million), oil and gas properties were written up by $3.7 million to fair value for amounts paid to minority interests, and equity was credited for $0.4 million to eliminate the minority interests in Marquez Energy. The production information included in this report also includes Marquez Energy from July 1, 2004. However, Marquez Energy's proved reserves as of December 31, 2004 are not included in our proved reserves as of that date.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment ("SFAS 123R"), an amendment to Statement of Financial Accounting Standards 123 and 95. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. We expect that SFAS 123R will have a significant impact on our financial statements.

        In December 2004, the FASB issued Statement of Accounting Standard 153, Exchanges of Nonmonetary Assets ("SFAS 153"), an amendment of Accounting Principles Board ("APB") Opinion 29 that eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We do not expect SFAS 153 to have a material effect on our consolidated financial position or results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any impact on the financial statements because we do not have any conditional asset retirement obligations that we have not accrued for.

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

PV-10 Value and Reserve Replacement Cost

PV-10 Value

        The present value of future net cash flows (PV-10 value) is a non-GAAP measure because it excludes income tax effects. Management believes that before-tax cash flow amounts are also useful for evaluative purposes since future income taxes, which are affected by a company's unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 value based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using prices and costs as of the date of estimate without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of our future net cash flows to the PV-10 value:

	December 31,
	2003	2004	2005(1)
Standardized measure of discounted future net cash flows	$258,477	$404,052	$565,385
Add: Present value of future income tax discounted at 10%	138,107	249,026	328,445
PV-10 value	$396,584	$653,078	$893,830

(1)
Based on unescalated prices of (i) $57.75 per bbl for oil and natural gas liquids, adjusted for quality, transportation fees and regional price differentials and (ii) $10.08 per MMBtu for natural gas, adjusted for energy content, transportation fees and regional price differentials.

Reserve Replacement Cost

        We define the term "reserve replacement cost" to mean an amount per BOE equal to the sum of all costs incurred relating to oil and natural gas property acquisition, exploitation, development and exploration activities (as reflected in our year-end financial statements for the relevant year) divided by the sum of all additions and revisions to estimated proved reserves, including reserve purchases. The calculation of reserve additions for each year is based upon the reserve report of our independent engineers as of the end of the relevant year, and includes, where applicable, production from the date acquisitions were completed through the date of the reserve report. Management uses reserve replacement cost to compare our company to others in terms of our historical ability to increase our reserve base in an economic manner. However, our historical reserve replacement costs are not necessarily indicative of the reserve replacement costs we will incur in the future. Historical sources of reserve additions, such as acquisitions, may be more expensive or unavailable in the future. In addition, some companies define reserve replacement cost differently than we do, a fact that limits the usefulness of reserve replacement cost as a comparative measure in some circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because such amounts bear interest at variable rates. At March 29, 2006, immediately prior to our acquisition of TexCal, we had $10 million of indebtedness outstanding under our revolving credit facility. In connection with that transaction, we drew down an additional $119.5 million under that facility, and we borrowed $350 million under the term loan facility. As of March 31, 2006, there was approximately $479.5 million outstanding under those facilities. We do not maintain any interest rate hedges.

        Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options (including collars) and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for approximately 71% of our oil production and approximately 14% of our natural gas production during the year ended December 31, 2005.

Cumulative Effect of Derivative Transactions

        Oil.    As of December 31, 2005, we had entered into option (including collar) and swap agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Oil hedges at December 31, 2005 for production:
January 1—December 31, 2006	8,500	$45.34	5,000	$53.56
January 1—December 31, 2007	4,313	$43.96	4,313	$68.99
January 1—December 31, 2008	2,946	$52.00	2,946	$75.00
January 1—June 30, 2009	2,170	$50.00	2,170	$75.00

        Natural Gas.    As of December 31, 2005, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas hedges at December 31, 2005 for production:
January 1—December 31, 2006	21,000	$7.06	15,000	$11.04
January 1—December 31, 2007	6,000	$6.00	6,000	$8.40

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of December 31, 2005 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	NYMEX	1,000	$57.00 Fixed	Jan 1, 06—Dec 31, 06
Collar	NYMEX	2,000	$40.00—$51.00	Jan 1, 06—Dec 31, 06
Collar	NYMEX	1,000	$40.00—$51.05	Jan 1, 06—Dec 31, 06
Collar	NYMEX	1,000	$40.00—$57.75	Jan 1, 06—Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1, 06—Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1, 06—Dec 31, 06
Put	NYMEX	1,500	$57.00 Floor	Jan 1, 06—Dec 31, 06
Collar	NYMEX	2,000	$40.00—$65.80	Jan 1, 07—Dec 31, 07
Collar	NYMEX	1,000	$40.00—$67.50	Jan 1, 07—Dec 31, 07
Collar	NYMEX	1,600	$53.00—$75.00	Jan 1, 07—Jun 30, 07
Collar	NYMEX	1,030	$53.00—$75.00	July 1, 07—Dec 31, 07
Collar	NYMEX	3,450	$52.00—$75.00	Jan 1, 08—Jun 30, 08
Collar	NYMEX	2,450	$52.00—$75.00	Jul 1, 08—Dec 31, 08
Collar	NYMEX	2,170	$50.00—$75.00	Jan 1, 09—Jun 30, 09

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)		Term
Physical Sale	SoCal	2,000	$5.899 Floor	(1)	Nov 1, 05—Dec 31, 06
Swap	NYMEX	2,000	$6.71 Fixed		Jan 1, 06—Dec 31, 06
Collar	NYMEX	4,000	$6.00—$8.50		Jan 1, 06—Dec 31, 06
Collar	NYMEX	6,000	$9.00—$15.00		Jan 1, 06—Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00—$9.45		Jan 1, 06—Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035	)(2)	Jan 1, 06—Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor		Jan 1, 06—Dec 31, 06
Collar	PG&E Citygate	6,000	$6.00—$8.40		Jan 1, 07—Dec 31, 07

(1)
The price of this contract is the first of the month NGI SoCal Border Index less $0.10 per MMBtu, with a floor of $5.899.

(2)
This basis swap locks the $6.71 NYMEX swap into a $6.675 PG&E Citygate location swap and the $6.00-$8.50 collar into a $5.965-$8.465 collar with a PG&E Citygate location for 2006.

        Since December 31, 2005 and through March 31, 2006, we have entered into additional commodity price hedging contracts as set forth in the following table:

Oil

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Collar	NYMEX	1,500	$58.00/$74.60	Apr 1—Dec 31, 06
Collar	NYMEX	500	$60.00/$78.70	Apr 1—Dec 31, 06
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1—Dec 31, 07
Put(1)	NYMEX	2,000	$58.00 Floor	Jan 1—Dec 31, 07
Call(2)	NYMEX	566	$77.15 Cap	Jan 1—Jun 30, 07
Call(3)	NYMEX	1,035	$81.00 Cap	Jul 1—Dec 31, 07
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09

(1)
Option premium deferred until each month's settlement period ($3,087,900 total deferred).

(2)
Option premium deferred until each month's settlement period ($405,409 total deferred).

(3)
Option premium deferred until each month's settlement period ($754,206 total deferred).

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/Mcf)	Term
Swap	NYMEX	3,000	$8.05 Fixed	May 1—Dec 31, 06
Collar	NYMEX	3,000	$7.25/$11.70	May 1—Dec 31, 06
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1—Dec 31, 07
Put(1)	NYMEX	10,000	$7.985 Floor	Jan 1—Dec 31, 07
Call(2)	NYMEX	4,564	$12.15 Cap	Jan 1—Jun 30, 07
Call(3)	NYMEX	4,310	$11.95 Cap	Jul 1—Dec 31, 07
Put(4)	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call(5)	NYMEX	4,513	$12.15 Cap	Jan 1—Jun 30, 08
Call(6)	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09

(1)
Option premium deferred until each month's settlement period ($3,650,000 total deferred).

(2)
Option premium deferred until each month's settlement period ($776,465 total deferred).

(3)
Option premium deferred until each month's settlement period ($745,445 total deferred).

(4)
Option premium deferred until each month's settlement period ($2,755,980 total deferred).

(5)
Option premium deferred until each month's settlement period ($928,153 total deferred).

(6)
Option premium deferred until each month's settlement period ($911,203 total deferred).

        We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities mitigate our exposure to price declines and allow us the flexibility to continue to execute our capital plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material affect on our ability to fund expected capital expenditures. Finally, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. We measure effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of the effective portion of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to the income statement as a component of commodity derivative income (loss) when the hedged transaction occurs. Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge, as well as the ineffective portion of hedge derivatives, are recorded in commodity derivative income (loss) on the income statement. We determine hedge ineffectiveness based on changes during the period in the price differentials between the index price of the derivative contracts (which uses a NYMEX index in the case of oil hedges, and NYMEX and PG&E Citygate in the case of natural gas hedges) and the contract price for the point of sale for the cash flow that is being hedged. Hedge ineffectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. Ineffectiveness is recorded in earnings to the extent the cumulative changes in fair value of the actual derivative exceed the cumulative changes in fair value of the hypothetical derivative.

Changes in Fair Value

        The fair value of outstanding oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	December 31, 2005
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(17.7)	$(11.7)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	$(19.2)	$(20.3)

        The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the cash gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per barrel for oil and $1.00 per MMBtu for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to lower volatility in out-month prices. In the event of actual changes in all months equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to the fact that many of the changes would be within the range of our derivative collars where the movement in fair value would typically be less than the changes in commodity prices.

        With respect to oil, we had, as of December 31, 2005, NYMEX put options with a weighted average strike price of $48.11 per bbl on 3,500 bbls/d in 2006. With respect to natural gas, we had, as of December 31, 2005, put options with a weighted average strike price of $6.00 per MMBtu on 6,000 MMBtus/d in 2006. These put options cost an average of $2.83 per bbl and $0.46 per MMBtu for 2006 (a total of $4.6 million), which was paid when the put options were contracted. This amount is not included in the fair value of derivatives in the table above.

        See note 5 to our financial statements for a discussion of our long-term debt as of December 31, 2005. Interest on all long-term debt outstanding as of that date, other than $20 million outstanding under our credit agreement, accrued at a fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Index to Financial Statements" on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Timothy Marquez, our CEO, and David Christofferson, our CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on the evaluation, they believe that:

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        We are currently engaged in a review of the adequacy of our current levels of accounting staff with a view towards enhancing our disclosure controls and procedures, particularly with respect to GAAP accounting and financial reporting, potentially by adding additional staff.

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to our directors and executive officers as of February 1, 2006.

Name	Age	Position
Timothy Marquez	47	Chairman and Chief Executive Officer
William Schneider	44	President
David B. Christofferson	57	Chief Financial Officer
Mark DePuy	50	Senior Vice President, Chief Operating Officer
Roger K. Hamson	48	Vice President, Operations Coastal California
Terry L. Anderson	58	General Counsel and Secretary
Douglas J. Griggs	46	Chief Accounting Officer
Gregory Schrage	49	Vice President, Asset Development
Michael G. Edwards	47	Vice President, Government and Public Affairs
J. Timothy Brittan(1)	51	Director
J.C. "Mac" McFarland(1)(2)	59	Director
Ed O'Donnell(3)	52	Director
Eloy Ortega(1)(3)	55	Director
Joel L. Reed(2)(3)	55	Director
Glen C. Warren, Jr.(2)	49	Director

(1)
Member of the compensation committee.

(2)
Member of the audit committee.

(3)
Member of the corporate governance/nominating committee.

        Timothy Marquez co-founded Venoco in September 1992 and served as our CEO from our formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until we acquired it in March 2005. Mr. Marquez returned as our Chairman, CEO and President in June 2004. Mr. Marquez has a degree in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions.

        William Schneider became our President in January 2005. Prior to joining us, Mr. Schneider was a managing director at Harris Nesbitt, an investment bank, where he focused on mergers and acquisitions in the energy industry. He joined Harris Nesbitt in February 2001. From January 1998 to January 2001, he worked in the Energy Investment Banking division of Donaldson, Lufkin & Jenrette. Mr. Schneider's experience also includes service in Smith Barney's Energy Investment Banking division. Before entering investment banking, Mr. Schneider held a variety of engineering and corporate positions at Unocal for over 12 years. Mr. Schneider holds an M.B.A. in Finance from U.C.L.A. and a B.S. in Petroleum Engineering from the Colorado School of Mines.

        David B. Christofferson became our CFO in November 2004. Mr. Christofferson was CFO of Marquez Energy from November 2002 until joining our company in his current capacity. Prior to joining Marquez Energy, Mr. Christofferson served as General Counsel and CFO of Esenjay Exploration, Inc. (f/k/a Frontier Natural Gas Corporation), a NASDAQ-listed company, from 1988 until May 2002. Between May and November 2002, he was a private consultant. Mr. Christofferson holds B.A. and J.D. degrees from the University of Oklahoma and a Master of Divinity degree from Phillips University (now a part of the University of Tulsa).

        Mark DePuy became our Vice President, Northern Assets, in August 2005 and was promoted to Senior Vice President and Chief Operating Officer in January 2006. Prior to joining us, he spent 27 years with Unocal in a variety of domestic and international operating and business planning roles, most recently as a corporate planning manager for worldwide operations. With Unocal, Mr. DePuy spent 13 years working on operations onshore and offshore coastal California. He has an M.B.A. from U.C.L.A. and a degree in petroleum engineering from the Colorado School of Mines.

        Roger K. Hamson joined us in February 2001 as an offshore facilities engineer, was promoted to asset manager in August 2003 and to Vice President, Southern Assets, in June 2004. He became Vice President, Operations Coastal California in January 2006. His current role involves overseeing operations offshore and onshore California. Mr. Hamson has a degree in petroleum engineering from Montana Tech. Prior to joining us in 2001, Mr. Hamson spent 19 years with Unocal, where he was, most recently, engineering manager from 1996 to November 2000.

        Terry L. Anderson is our General Counsel and Secretary. Mr. Anderson joined us in March 1998 and served as General Counsel until June 2002. From July 2002 to August 2004, Mr. Anderson was in private practice in Santa Barbara, California. He returned in his current capacities in August 2004. Mr. Anderson holds a degree in petroleum engineering and a J.D. from the University of Southern California. Mr. Anderson was Vice President and General Counsel of Monterey Resources, Inc., a NYSE-listed company, from August 1996 to January 1998. Prior to that, he was chief transactional attorney for Santa Fe Energy Resources in Houston, Texas. Mr. Anderson is licensed to practice law in Texas and California.

        Douglas J. Griggs was appointed as our Chief Accounting Officer in January 2006. Mr. Griggs is a certified public accountant with twenty-five years of accounting and financial management experience, including 13 years with Ernst & Young LLP. From January 2003 through December 2005, he was an independent consultant in the areas of finance, accounting, project management and Sarbanes-Oxley compliance. From 1997 to December 2002, he served as Chief Financial Officer for Engineered Data Products, Inc. Mr. Griggs has an accounting degree from the University of Northern Iowa.

        Gregory B. Schrage joined us in 1998 and served in various management and engineering positions until his promotion in June 2004 to Vice President, Northern Assets, overseeing properties onshore and offshore California and in Texas. He became Vice President, Asset Development, in August 2005. Mr. Schrage earned a degree in mechanical engineering from California Polytechnic State University and an M.B.A. from Pepperdine University. Mr. Schrage's prior experience includes 11 years at Texaco and eight years at Unocal, where he performed engineering and management functions relating to the drilling and development of offshore and onshore fields.

        Michael G. Edwards joined us in 1994 as manager of lands. He was promoted to Vice President of Land in 1997 and in March 2001 became Vice President, Government and Public Affairs. Mr. Edwards has a degree in business from Colorado State University. He earned a J.D. from the Santa Barbara College of Law in 2000 and is licensed to practice law in California.

        J. Timothy Brittan has been a director of Venoco since May 2003 and has 25 years experience in the oil and natural gas industry. He has served as the President of Infinity Oil & Gas, Inc., an exploration and production company, since July 1989. Mr. Brittan attended the Colorado School of Mines.

        J.C. "Mac" McFarland has been a director of Venoco since June 2004. He has 28 years of experience in the oil and natural gas industry with McFarland Energy, Inc., a NASDAQ-listed company, where he was CEO from 1991 until its sale in 1997. Since 1997, he has been a consultant with McFarland Advisers, Inc. He served on the boards of NYSE-listed Huntway Refining from 1988 to 2001 and privately-held Gotland Oil, Inc. from 2000 to 2001. He was President of the California

Independent Petroleum Association from 1996 to 1998. Mr. McFarland earned a degree in finance and accounting from the University of California at Berkeley and is a certified public accountant.

        Ed O'Donnell has been a director of Venoco since June 2004. He was also a member of our board of directors from May 2001 to December 2002, and from May 2003 to August 2003. In addition, from 1997 to March 2001, he served as Vice President and, from April 2001 to June 2002, as the President of our domestic division. He took a sabbatical from July 2002 to March 2003, and was an independent small business consultant from April 2003 to July 2004. Since June 2004, he has served as Executive Director and General Manager of Old Mission Santa Barbara, a non-profit organization. He also provides consulting services to us on a part-time basis. In addition, in February 2006, he became the Chief Operating Officer of P-Squared Development, LLC. He has 20 years of experience with Unocal, including as Asset Manager. Mr. O'Donnell holds a B.S. in petroleum engineering from Montana Tech, an M.S. in petroleum engineering from the University of Southern California and an M.B.A. from Pepperdine University.

        Eloy Ortega has been a director of Venoco since June 2004. He is the President and CEO of One America Business Bank, a Los Angeles-based bank currently in its formation stage. He was President and CEO of Business First National Bank in Santa Barbara, California from October 1999 until September 2005. From 1998 until 1999, Mr. Ortega served as President and CEO of City Commerce Bank. He has over 30 years of experience in the banking industry and has a degree in finance from New Mexico State University.

        Joel L. Reed has been a director of Venoco since August 2005 and currently serves as our lead independent director. He previously served as a director of Venoco from September 1998 to March 2002. Starting in 1994, Mr. Reed was a partner of a predecessor entity of, and later co-founded, Relational Group, an investment banking firm that included Relational Investors and Relational Advisors. In late 2005, Relational Advisors separated from Relational Group and became RA Capital Advisors, a member of RA Capital Group. Mr. Reed currently serves as RA Capital Group's lead principal. He is also a founder of Titan Investment Partners, a private equity firm. Mr. Reed was the CFO and later President and CEO of Wagner & Brown Ltd. of Midland, Texas, a privately owned group of companies engaged in energy, real estate, manufacturing, agribusiness and investment services, from 1984 to 1994. From 1981 to 1984, Mr. Reed was a member of the founding group of Ensource, Inc., a NYSE-listed company, as well as its controller and CFO. A graduate of Oklahoma State University, Mr. Reed holds bachelor's and master's degrees in accounting and is a certified public accountant (inactive).

        Glen C. Warren, Jr.    has been a director of Venoco since June 2004 and has more than 22 years experience in the oil and natural gas industry. He is the President, CFO and a director of Antero Resources Corporation, where he has served in those capacities since June 2002. From November 2001 until June 2002, he was a Managing Director with Concert Energy Advisors. From July 1998 until February 2001, he served as the Executive Vice President and CFO, and as a director, of Pennaco Energy. He took a sabbatical from March to October 2001. He has served as a director of Diamond Foods, Inc. since July 2005. Mr. Warren holds a B.A. in Interdisciplinary Science and a J.D. from the University of Mississippi and an M.B.A. from U.C.L.A.

Classified Board of Directors

        Our certificate of incorporation provides that our directors are to be divided into three classes, each serving staggered three-year terms. As a result, stockholders will elect a portion of our board of directors each year. The initial terms of directors in Class I will expire at the annual meeting of stockholders to be held in 2006, the initial terms of directors in Class II will expire at the annual meeting of stockholders to be held in 2007 and the initial terms of directors in Class III will expire at the annual meeting of stockholders to be held in 2008. Currently, the Class I directors are

Messrs. O'Donnell and Brittan, the Class II directors are Messrs. Ortega and Warren and the Class III directors are Messrs. Marquez, McFarland and Reed. The division of our board of directors into classes could delay or prevent a change of control of our company.

Board Committees

        Our bylaws provide that our board of directors may designate one or more board committees. We currently have an audit committee, a compensation committee and a corporate governance/nominating committee. The composition and primary responsibilities of each committee are described below. Each committee operates pursuant to a charter approved by our board of directors. Each member of these committees is independent as defined under the rules of the New York Stock Exchange and applicable SEC rules.

Audit Committee

        Our audit committee's primary function is to oversee our accounting and financial reporting processes and our systems of internal accounting and financial controls, select and retain our outside auditors and facilitate communication among the outside auditors, management and our board of directors. Among other things, the audit committee:

  •
  is responsible for the appointment, compensation and retention of our outside auditors and reviews and evaluates the auditors' qualifications, independence and performance;

  •
  oversees the auditors' audit work and reviews and pre-approves all audit and non-audit services to be performed by the auditors;

  •
  reviews and approves the planned scope of our annual audit;

  •
  reviews our financial statements and discusses with management and the outside auditors the results of the annual audit and the review of our quarterly financial statements; and

  •
  reviews and approves all proposed transactions that would require disclosure pursuant to Item 404 of Regulation S-K or any other transaction involving us and any other person where the parties' relationship is not arms'-length.

        Our audit committee is comprised of Messrs. McFarland (chair), Warren and Reed. Our board of directors has determined that Mr. McFarland qualifies as an "audit committee financial expert" as defined under the rules of the SEC.

Compensation Committee

        Our compensation committee's primary function is to evaluate, approve, administer and interpret our compensation and benefit policies as they affect our executive officers. Among other things, the compensation committee:

  •
  reviews and approves corporate goals and objectives relevant to compensation of our CEO and other executive officers;

  •
  evaluates the performance of the CEO and the other executive officers in light of those goals and objectives; and

  •
  sets compensation of the CEO and the other executive officers.

        Our compensation committee is comprised of Messrs. Ortega (chair), Brittan and McFarland.

Corporate Governance/Nominating Committee

        Our corporate governance/nominating committee's primary function is to assist our board of directors by identifying individuals qualified to become members of the board and by advising the board with respect to corporate governance matters. Among other things, the corporate governance/nominating committee:

  •
  seeks out and identifies individuals qualified to become directors;

  •
  recommends to our board of directors candidates for nomination as directors; and

  •
  monitors and oversees matters of corporate governance, including by developing and recommending corporate governance guidelines applicable to us and monitoring our compliance with those guidelines.

        Our corporate governance/nominating committee is comprised of Messrs. Reed (chair), Ortega and O'Donnell.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee of any entity an executive officer of which serves as a member of our board of directors or compensation committee. Ed O'Donnell, a member of our corporate governance/nominating committee, was an officer of our company from 1997 to 2002 and currently provides consulting services to us on a part-time basis.

Code of Ethics

        Our board of directors has adopted a code of ethics that complies with the requirements of Item 406 of SEC Regulation S-K. A copy of our code of ethics has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        As of December 31, 2005, Timothy Marquez was our CEO, and our four other most highly compensated executive officers were William Schneider, David Christofferson, Terry Anderson and Gregory Schrage. We refer to these officers in this report as the named executive officers. The following table sets forth the compensation we paid to the named executive officers for services rendered in 2004 and 2005.

						Long-Term Compensation
		Annual Compensation
Name and Principal Position						Securities Underlying Options/SARs(#)	All Other Compensation($)
	Year	Salary($)		Bonus($)(1)
Timothy Marquez, Chairman and CEO	2005 2004	361,542 191,637	(3)	— 33,034		— —	9,329 7,621	(2) (4)
William Schneider, President	2005 2004	255,952 —		25,000 —	(5)	1,471,162.5 —	9,329 —	(6)
David Christofferson, CFO	2005 2004	221,040 27,000	(3)	— 32,400		547,500 —	7,660 —	(7)
Terry Anderson, General Counsel and Secretary	2005 2004	212,853 95,333	(3)	— 28,600		262,500 —	7,660 38,935	(8) (9)
Gregory Schrage, VP—Asset Development	2005 2004	183,613 155,036		— 38,759		262,500 —	17,579 5,067	(10) (11)

(1)
We generally pay bonuses in the year following the year in which they were earned. Unless otherwise noted, bonus amounts shown are reported for the year in which they were earned, though they may have been paid in the following year. Bonuses for 2005 have not yet been determined.

(2)
Amount shown is comprised of $660 in insurance premiums and $1,669 in health club dues, in each case paid on Mr. Marquez's behalf, and a $7,000 matching contribution under our 401(k) plan.

(3)
Amount shown represents salary paid for the portion of the year in which the officer was employed by us.

(4)
The amount is comprised of a one-time housing allowance payment of $4,381 and a $3,240 matching contribution under our 401(k) plan.

(5)
Amount shown represents a signing bonus.

(6)
Amount shown is comprised of $660 in insurance premiums and $1,669 in health club dues, in each case paid on Mr. Schneider's behalf, and a $7,000 matching contribution under our 401(k) plan.

(7)
Amount shown is comprised of $660 in insurance premiums paid on Mr. Christofferson's behalf and a $7,000 matching contribution under our 401(k) plan.

(8)
Amount shown is comprised of $660 in insurance premiums paid on Mr. Anderson's behalf and a $7,000 matching contribution under our 401(k) plan.

(9)
Amount shown is comprised of $32,760 in fees paid for legal services provided by Mr. Anderson in June and July 2004 prior to the commencement of his employment with us and a $6,175 matching contribution under our 401(k) plan.

(10)
Amount shown is comprised of $660 in insurance premiums paid on Mr. Schrage's behalf, $7,849 in respect of vacation time forgone, a $7,000 matching contribution under our 401(k) plan and $2,071 in respect of terminated stock options.

(11)
Amount shown is comprised of a housing allowance awarded to Mr. Schrage of $1,050 and a $4,017 matching contribution under our 401(k) plan.

Option Grants in Last Fiscal Year

        The following table sets forth information regarding the granting of stock options to the named executive officers during 2005. The percentage of total options set forth below is based on an aggregate of 4,013,662.5 options granted to employees in 2005.

Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees In Fiscal Year		Individual Grants
Name				Exercise or Base Price ($/Sh)	Expiration Date
						5%($)	10%($)
Timothy Marquez	—	—		—	—	—	—
William Schneider	1,144,237.5 163,462.5 163,462.5	28.5 4.1 4.1	% % %	6.00 7.33 8.67	March 1, 2015 March 1, 2015 March 1, 2015	$8,976,000 1,064,000 846,000	$17,404,000 2,269,000 2,051,000
David Christofferson	412,500 67,500 67,500	10.3 1.7 1.7	% % %	6.00 7.33 8.67	March 1, 2015 March 1, 2015 March 1, 2015	3,236,000 439,000 349,000	6,274,000 936,000 846,000
Terry Anderson	262,500	6.5%		6.00	March 1, 2015	2,059,000	3,992,000
Gregory Schrage	225,000 18,750 18,750	5.6 0.5 0.5	% % %	6.00 7.33 8.67	March 1, 2015 March 1, 2015 March 1, 2015	1,764,000 123,000 98,000	3,421,000 261,000 236,000

(1)
The options vest over four years, with 20% of the options vested on the grant date and 20% of the options vesting on each subsequent anniversary of the grant date. See "—Stock Option Plans—2000 Stock Incentive Plan" for additional information concerning the terms of the options.

(2)
The amounts shown reflect hypothetical gains that could be achieved for the options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Potential realizable values in the table above are calculated by:

•
Multiplying the number of shares of our common stock subject to the option by an assumed price per share of $8.85. This price reflects an independent appraisal of the fair market value of a minority interest in our common stock as a private company contemplating an initial public offering as of January 1, 2006. This appraisal was conducted in order to assist our board in determining the exercise prices at which options are to be granted, and does not represent an estimated price at which our common stock will be offered in our initial public offering. In particular, the appraisal reflects certain liquidity and minority interest discounts that would not apply to publicly-traded stock.

•
Assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire 10-year term of the option.

•
Subtracting from that result the total option exercise price.

        The 5% and 10% assumed rates of appreciation are suggested by the rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Fiscal Year-End Option Values

        The following table provides option exercise information for the named executive officers. No options were exercised during 2005. The table shows the number of exercisable and unexercisable options held at December 31, 2005. The "Value of Unexercised In-the-Money Options" shown in the table represents an amount equal to the difference between an assumed price of $8.85 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. The assumed price per share used reflects an independent appraisal of the fair market value of a minority interest in our common stock as a private company contemplating an initial public offering as of January 1, 2006. This appraisal was conducted in order to assist our board in determining the exercise prices at which options are to be granted, and does not represent an estimated price at which our common stock will be offered in our initial public offering. In particular, the appraisal reflects certain liquidity and minority interest discounts that would not apply to publicly-traded stock. The following calculations do not take into account the effect of any taxes that may be applicable to the option exercises.

	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy Marquez	0	0	0	0
William Schneider	294,232.5	1,176,930.0	$708,000	$2,831,000
David Christofferson	109,500.0	438,000.0	258,000	1,032,000
Terry Anderson	52,500.0	210,000.0	150,000	599,000
Gregory Schrage	52,500.0	210,000.0	135,000	539,000

Employment Agreements

        During 2005, we entered into employment agreements with Timothy Marquez, William Schneider, David Christofferson, Greg Schrage, Roger Hamson, Terry Anderson and Mark DePuy, and nonqualified stock option agreements with each of those officers other than Mr. Marquez.

        Each employment agreement provides that the officer will receive a specified base salary and will have a specified annual target bonus under an incentive compensation plan. Each agreement further provides that if a change of control of our company occurs and (i) the officer's employment is terminated (other than for specified types of misconduct) or (ii) he resigns for "good reason" (as that term is defined in the agreement) or without good reason during the 30-day period that begins six months after the change of control, he will be entitled to a cash payment equal to three times his annual base salary and bonus and certain other benefits. If we terminate the officer's employment prior to the expiration of the term of the agreement (initially December 31, 2006), other than following a change of control and unless the termination results from misconduct by the officer, he will be entitled to a payment approximately equal to two times his annual base salary and bonus. Each employment agreement also provides that we will indemnify the officer in respect of certain claims brought against him in connection with his service with the company. The following table summarizes certain information relating to each of the employment agreements. In the case of Messrs. Schrage, Hamson and Anderson, the amounts shown under "Base Salary" reflect salary increases that took effect on June 1, 2005. In the case of Mr. DePuy, the amounts shown reflect changes made in connection with his promotion to Senior Vice President and Chief Operating Officer in January 2006.

Officer	Effective Date of Agreement	Base Salary	Target Bonus (% of base)
Timothy Marquez	March 1, 2005	$366,000	65%
William Schneider	Feb. 5, 2005	285,000	65%
Mark DePuy	Aug. 15, 2005	225,000	40%
David Christofferson	March 1, 2005	216,000	40%
Greg Schrage	March 1, 2005	194,260	25%
Roger Hamson	March 1, 2005	178,200	25%
Terry Anderson	March 1, 2005	216,320	25%

        Pursuant to his employment agreement, Mr. DePuy received a signing bonus of $50,000 and receives a monthly mortgage assistance payment of $2,500. His monthly mortgage assistance payment will be increased to $3,500 when he relocates to the Santa Barbara/Ventura area.

        In addition, the employment agreements with Messrs. Schneider, Christofferson, Schrage, Hamson, Anderson and DePuy (and, in each case, a contemporaneously executed nonqualified stock option agreement), provide for the grant of options to the relevant officer pursuant to our 2000 stock incentive plan. See "—Stock Option Plans."

Director Compensation

        From January to August 2005, we paid each of our non-employee directors a fee of $10,000 per quarter, plus a quarterly fee of $1,250 for each committee assignment and $1,000 for each board or committee meeting attended. In August 2005, we implemented a new fee structure pursuant to which we pay each of our non-employee directors an annual fee of $25,000, plus an annual fee of $10,000 for service on the audit committee, an annual fee of $5,000 for service on any other board committee and $1,000 for each board or committee meeting attended. In addition, in some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter.

        In August 2005, we approved the grant of 45,000 options to each of our non-employee directors pursuant to our 2000 stock incentive plan and entered into a related nonqualified stock option agreement with each of those directors. The per share exercise price for each option was $10.67.

        In January 2006, we entered into a consulting agreement with Mr. O'Donnell. Pursuant to the agreement, Mr. O'Donnell will provide up to 25 hours per month of consulting services to us through December 31, 2006 in consideration for a one-time consulting fee of $80,000.

Stock Option Plans

2000 Stock Incentive Plan

        Our 2000 stock incentive plan (the "2000 plan") provides for grants of nonqualified stock options and restricted stock to our employees, officers, directors, and consultants. Pursuant to the terms of the 2000 plan, either the board of directors or a designated board committee may administer the plan, including by determining which eligible participants will receive awards, when awards will be granted, the terms of awards and the number of shares that will be subject to awards. The 2000 plan is administered by our board of directors. The board has limited the number of shares of common stock that may be made subject to options awarded under the 2000 plan to the number of shares underlying the options that are currently outstanding. As a result, we do not expect to make any additional awards under the 2000 plan. Unless terminated sooner by our board of directors, the 2000 plan will terminate on the tenth anniversary of the date it was adopted.

        Options granted pursuant to the 2000 plan expire ten years after the date of grant. The 2000 plan provides that the exercise price of options must generally be at least 85% of the fair market value of the underlying common stock on the date of grant. The exercise prices of all options granted under the plan were equal to or greater than the fair market value of the underlying stock on the date of grant as determined by the company, taking into account minority and other discounts we deemed appropriate. The 2000 plan provides that the number of shares purchasable upon exercise of an option, and the exercise price, will be adjusted to reflect the terms of any reclassification, stock split, merger or similar transaction.

        All awards under the 2000 plan have been granted pursuant to substantially similar nonqualified stock option agreements. Pursuant to the plan and the agreements, options vest over four years, with 20% of the options vested on the grant date and 20% of the options vesting on each subsequent anniversary of the grant date. The plan and the agreements provide that all options will become immediately vested following a change of control of our company. The agreements with employee option holders provide that all the holder's options will become immediately vested if we terminate the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the company ceases. Each agreement provides that, in the event we pay a dividend on our common stock, the holder will be entitled to receive a bonus payment equal to the dividend that would have been paid on the shares of common stock underlying the holder's options had those options been exercised as of the record date relating to the dividend. In the case of executive officers and directors, this right applies to both vested and unvested options; in the case of non-executive officer employees, this right applies only to vested options. This right will terminate with respect to the directors on the date our common stock is registered under the Exchange Act and listed on a national securities exchange or quoted on Nasdaq. We intend to pay to each holder of options granted under the 2000 plan a bonus with respect to each of the dividends described in "Certain Relationships and Related Transactions—Real Property Dividends and Related Transactions" to the extent those dividends are paid.

        Each nonqualified stock option agreement also contains provisions (i) limiting the transferability of shares of common stock acquired upon the exercise of options, (ii) giving us a right of first refusal if any of those shares are proposed to be transferred, (iii) allowing the holder of those shares to cause us to repurchase them for fair market value in certain circumstances, (iv) giving holders "tag-along" rights with respect to those shares in the event of certain sales of stock by Timothy Marquez or his affiliates and (v) giving Mr. Marquez and his affiliates "drag-along" rights with respect to those shares in connection with such sales. The 2000 plan also contains a provision that allows us to repurchase shares of common stock acquired upon the exercise of options for their fair market value in certain circumstances. Each of the provisions described in this paragraph will terminate on the date our common stock is registered under the Exchange Act and listed on a national securities exchange or quoted on Nasdaq.

        As discussed above, we believe that the exercise prices of all options granted under the 2000 plan were equal to or greater than the fair market value of the underlying stock on the date of grant. If it were subsequently determined that the exercise prices of some or all of the options were less than fair market value, we could be required to record a compensation expense reflecting the difference between the exercise price and fair market value. If the difference were determined to be significant with respect to some or all of the options, the adverse impact of the resulting compensation charge on our net income for the year ended December 31, 2005 and interim periods during 2005 could be material.

        The following table sets forth certain information with respect to all outstanding options granted under the 2000 plan. As set forth below, in addition to the option grants referred to under "—Employment Agreements" and "—Director Compensation," we granted options to certain other members of management effective March 1 and May 1, 2005. No options granted under the 2000 plan have been exercised.

Officer/Director	Date of Award		Options Granted	Exercise Price
William Schneider	March 1, 2005		1,144,237.5 163,462.5 163,462.5	$6.00 7.33 8.67
David Christofferson	March 1, 2005		412,500.0 67,500.0 67,500.0	6.00 7.33 8.67
Greg Schrage	March 1, 2005		225,000.0 18,750.0 18,750.0	6.00 7.33 8.67
Roger Hamson	March 1, 2005		225,000.0 18,750.0 18,750.0	6.00 7.33 8.67
Terry Anderson	March 1, 2005		262,500.0	6.00
Mark DePuy	Aug. 15, 2005		93,750.0 93,750.0	12.00 13.33
J. Timothy Brittan	Aug. 26, 2005		45,000.0	10.67
J.C. "Mac" McFarland	Aug. 26, 2005		45,000.0	10.67
Ed O'Donnell	Aug. 26, 2005		45,000.0	10.67
Eloy Ortega	Aug. 26, 2005		45,000.0	10.67
Joel Reed	Aug. 26, 2005		45,000.0	10.67
Glen C. Warren, Jr.	Aug. 26, 2005		45,000.0	10.67
Others	—	(1)	750,000.0	6.80	(2)

Total			4,013,662.5	7.04	(3)

(1)
A total of 465,000 of these options were granted effective March 1, 2005; the remaining 285,000 were granted effective May 1, 2005.

(2)
Represents the weighted average exercise price of options in this category, comprised of (i) 450,000 options with an exercise price of $6.00, 7,500 options with an exercise price of $7.33 and 7,500 options with an exercise price of $8.67, all granted effective March 1, 2005 and (ii) 285,000 options with an exercise price of $8.00, all granted effective May 1, 2005.

(3)
Represents the weighted average exercise price.

2005 Stock Incentive Plan

        We adopted a new stock incentive plan (the "2005 plan") in December 2005. The 2005 plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to our employees, officers, directors and consultants. Pursuant to the terms of the 2005 plan, either the board of directors or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, when awards will be granted and the terms and amounts of awards. The 2005 plan will be administered by our compensation committee. Up to 1.2 million shares of common stock are issuable pursuant to awards under the plan. Unless terminated sooner by our board of directors, the 2005 plan will terminate on the tenth anniversary of the date of its adoption. No awards were granted under the plan in 2005. In January 2006, we agreed to grant Mark DePuy options to purchase 100,000 shares of our common stock under the plan. The exercise price of these options will be $20.00 per share. In addition, in March 2006, we granted to Doug Griggs options to purchase 40,000 shares of common stock at an exercise price of $12.00 per share.

        Each award under the 2005 plan will be made pursuant to an award agreement that will specify the terms of the award, including the vesting schedule, if any. The compensation committee will have the authority to accelerate any vesting requirements or time-based limitations on exercisability of options or other awards. In general, incentive stock options granted pursuant to the 2005 plan will expire ten years after the date of grant and the exercise price of those options will be at least equal to the fair market value of the underlying common stock on the date of grant. The exercise price of nonqualified stock options granted pursuant to the plan will generally be at least equal to 85% of the fair market value of the underlying common stock on the date of grant, except that the exercise price of nonqualified stock options granted to our CEO and our four other most highly compensated officers will generally be at least equal to the fair market value of the underlying common stock. In the event of the occurrence of a business combination transaction or similar event that would constitute a "change of control" as defined in the 2005 plan, the compensation committee will (i) accelerate the exercisability of all options granted under the 2005 plan such that they may be exercised in full during a limited period determined by the committee, (ii) adjust the terms of the outstanding options in the manner the committee deems appropriate in view of the change of control and/or (iii) cause the outstanding options to expire unless exercised in connection with the transaction causing the change of control. The 2005 plan further provides that the number of shares purchasable upon exercise of an option granted under the plan, and the exercise price, will be adjusted to reflect the terms of any reclassification, stock split or similar transaction.

        The board of directors or the compensation committee may amend the 2005 plan at any time, subject to shareholder approval requirements imposed by the Internal Revenue Code, Rule 16b-3 under the Exchange Act and applicable stock exchange or Nasdaq rules.

Indemnification

        We maintain directors' and officers' liability insurance. Our certificate of incorporation includes provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. We have also entered into indemnification agreements with each of our directors providing the directors with additional assurances in a manner consistent with Delaware law. As noted in "—Executive Compensation—Employment Agreements," we have employment agreements with each of our executive officers that also provide for indemnification in certain circumstances.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2006 by certain of our executive officers, our directors and our directors and executive officers as a group. Beneficial ownership has been determined in accordance with applicable SEC rules, pursuant to which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, to our knowledge, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. The address of our directors and officers is 370 17th Street, Suite 2950, Denver, Colorado 80202-1370. The percentages shown below are based on 32,692,500 shares of common stock issued and outstanding as of March 31, 2006.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Timothy Marquez	32,692,500	(1)	100%
William Schneider	588,465	(2)	1.8%
David B. Christofferson	219,000	(2)	*
Terry L. Anderson	105,000	(2)	*
Gregory Schrage	105,000	(2)	*
J. Timothy Brittan	9,000	(2)	*
J.C. "Mac" McFarland	9,000	(2)	*
Ed O'Donnell	9,000	(2)	*
Eloy Ortega	9,000	(2)	*
Joel L. Reed	9,000	(2)	*
Glen C. Warren	9,000	(2)	*

All directors and officers as a group (15 persons)	33,934,465		100%

*
Less than one percent (1%).

(1)
The Marquez trust, the co-trustees of which are Timothy Marquez and his wife, Bernadette Marquez, owns all 32,692,500 shares of our outstanding common stock.

(2)
Amount shown reflects shares issuable upon the exercise of currently vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Real Property Dividends and Related Transactions

        Prior to the completion of our initial public offering, we expect to declare dividends on our common stock consisting of (i) a 50-acre parcel of real property located in Carpinteria (the "bluffs property"), (ii) an option to acquire an additional interest in land associated with the bluffs property if, as a result of current negotiations, we acquire that interest and (iii) a 1.4 acre parcel of real property located in Ventura, California. As described below, we are currently in the process of negotiating certain agreements with the Marquez trust in connection with the dividends. We believe that the terms of these ancillary agreements will be as favorable to us as could have been obtained through arms' length negotiations with an unaffiliated party. The payment of the dividends is contingent upon our receipt of certain third-party consents as described below. Because the dividends will be declared prior to the completion of the offering, the sole recipient of the dividends will be the Marquez trust. Investors purchasing shares of our common stock in our initial public offering will not receive any part of the dividends when they are paid, even if the payment is made after the closing of the offering. We intend to pay to each holder of our outstanding options granted under our 2000 stock incentive plan a bonus with respect to any of the dividends that are paid. The amount of the bonus will be equal to the bonus the option holders would receive if we paid a cash dividend of equal value, except that the amount paid to non-executive officer employees will reflect only their vested options. We estimate that the aggregate amount of those bonus payments, including payments related to the already-completed dividend described under "—Office Building Dividend", will be approximately $1.2 million assuming all of the dividends are paid.

The Bluffs Property

        The bluffs property is located on the coast in Carpinteria, California. The property consists of a 100% interest we hold in 45 acres and a 50% interest we hold in an adjacent ten acres that is used primarily for parking (the "parking area"). The current zoning status of the property is "industrial coastal dependent." We conduct some minor processing activities on the property. Our facilities are currently spread over approximately 15 acres of the property. We estimate that the current value of the property is approximately $5.0 million. The payment of the dividend is contingent upon our receipt of the consent of Chevron, which holds a lien on the property that secures our performance of abandonment obligations relating to the property.

        In connection with the payment of the dividend of the bluffs property, we expect to enter into a long-term lease with the Marquez trust pursuant to which the trust will lease the property to us for $1.00 per year. The lease will further provide that the trust will have the right, beginning in the fourth year of the lease, to cause us to consolidate our operations on the property such that they will occupy no more than two acres. If the trust exercises that right in the fourth year of the lease, it will pay us a fee of $3.0 million, and if it exercises the right in the fifth year of the lease, it will pay us a fee of $2.0 million. No fee will be due if the trust exercises the right following the fifth year of the lease. Following consolidation, we will have the right to occupy the two acre site for $1.00 per year for as long as we conduct oil and natural gas operations there. We do not believe that the consolidation will have an adverse effect on our operations. However, we currently estimate that the cost of effecting the consolidation would be approximately $10 million. We will be required to pay property taxes on the entire property until the consolidation is completed, at which time we would become responsible only for taxes relating to the two acre site. At the time of the consolidation, we would be required to obtain a release of the lien on the property referred to above. We could obtain the release by increasing our abandonment bond relating to the property by $8.5 million. It is possible that permitting issues may preclude us from timely consolidating to the two acre site, if and when we are requested to do so. In such event we will be required to pay rent for space we occupy in excess of the two acres. We anticipate that we will be obligated to pay a penalty to the trust if we are unable to effect the consolidation within a specified period after being requested to do so. It is also possible that development of the property adjacent to the two acre site may affect our operations resulting in costs and constraints that we do not currently experience.

The Parking Area

        We are currently in negotiations to acquire the 50% interest in the parking area that we do not already own. If we acquire that interest and the associated dividend is paid, the Marquez trust would have a seven-year option to acquire the interest for the price we pay for it. We expect the purchase price for the interest to be approximately $250,000. In connection with our acquisition of the parking area, we may agree to indemnify the seller with respect to potential environmental liabilities. If the dividend is paid and the trust exercises the option, the trust would either assume that indemnification obligation or agree to indemnify us for any costs we incur with respect to that obligation. Following exercise of the option, we would retain the right to use the parking area for our operations and for third parties who use the pier located on the property for so long as the pier remains in existence, and may be obligated to pay the trust a market rental rate for such usage.

Office Building Dividend

        In March 2006, we paid a dividend to our sole stockholder consisting of 100% of the membership interests in our wholly-owned subsidiary 6267 Carpinteria Avenue, LLC, the principal asset of which is the office building we lease in Carpinteria, California. 6267 Carpinteria Avenue, LLC acquired the office building in December 2004 for $14.2 million. It financed a portion of the purchase with a $10.0 million loan secured by a lien on the office building. The loan is non-recourse to us and we are not responsible for repayment of the loan. In connection with the purchase of the building, we agreed to indemnify the lender against certain liabilities principally relating to environmental matters and certain violations of the applicable loan documents. The Marquez trust has agreed to indemnify us against certain costs we may incur with respect to those indemnification obligations. The payment of the dividend was contingent upon our receipt of the consent of the lender, which is required under the loan agreement because the dividend will result in a change of control of 6267 Carpinteria Avenue, LLC. We paid a fee of $100,000 in connection with that consent. We estimate that the value of the office building, net of the amount outstanding on the loan, was approximately $4.9 million at the time the dividend was paid.

        We and 6267 Carpinteria Avenue, LLC are parties to a lease pursuant to which we lease the office building from 6267 Carpinteria Avenue, LLC for $1.1 million per year. The payment of the dividend had no effect on our rights and obligations as set forth in the lease. The lease, which was entered into in 2001 and was amended in 2004, provides that the annual rent will increase by 10% in 2009 and by an additional 10% in 2014. We are also responsible for reimbursing 6267 Carpinteria Avenue, LLC for certain building operating expenses. The lease will expire in 2019.

Other Related Party Transactions

        Prior to the completion of our initial public offering, we expect to enter into a registration rights agreement with the Marquez trust. Pursuant to that agreement, the Marquez trust will have the right to demand that we register for resale some or all of its shares under the Securities Act, and will have the right to include some or all of its shares in registration statements we file, in each case subject to certain customary conditions, including the right of the underwriters to limit the number of shares included in any offering by us that is underwritten.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Acquisitions and Divestitures—Acquisition of Marquez Energy."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        For the years ended December 31, 2005 and 2004, the fees of and services provided by our outside auditors, Deloitte & Touche LLP, were as follows:

	2005	2004
Audit fees	$549,000	$200,000
Audit-related fees (1)	147,000	345,000
Tax fees(2)	—	95,000
All other fees	—	—

Total accounting fees and services	$696,000	$640,000

(1)
Audit-related fees include fees for reviews of registration statements and offering memoranda, issuances of letters to underwriters and issuances of consents.

(2)
Tax fees relate to assistance provided to us in connection with the preparation of tax returns.

        Our audit committee is responsible for pre-approving all engagement letters and fees for all auditing services (including the provision of comfort letters in connection with securities underwritings) and permissible non-audit services proposed to be performed by outside auditors. The audit committee did not approve any of the services referenced in the table above pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Schedules. See "Index to Consolidated Financial Statements" on page F-1.

(a)(3) Exhibits

Exhibit Index

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of March 30, 2006, by and among TexCal Energy (LP) LLC, Venoco, Inc., Bicycle Acquisition Company, LLC and Member Rep LLC.
3.1	Restated Certificate of Incorporation of Venoco, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
3.2	Bylaws of Venoco, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
4.1
Indenture, dated as of December 20, 2004, by and among Venoco, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.1
Second Amended and Restated Credit Agreement, dated as of March 30, 2006, by and among Venoco, Inc. and Bank of Montreal, as Administrative Agent and Lead Syndication Agent, Harris Nesbitt Corp., as Lead Arranger, Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as Co-Arrangers, and Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc., as Co-Syndication Agents and Co-Documentation Agents.
10.2
Term Loan Agreement, dated as of March 30, 2006, by and among Venoco, Inc., as Borrower, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as Joint Lead Arrangers, Harris Nesbitt Corp., as Co-Arranger and Lehman Brothers Inc., as Syndication Agent.
10.3	Collateral Trust Agreement, dated as of March 30, 2006, by and among Venoco, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Trustee.
10.4
Contract of Affreightment, dated as of March 13, 1998, by and between Public Service Marine Inc. and Venoco, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.5
First Amendment to Contract of Affreightment, by and between Public Service Marine Inc. and Venoco, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4/A of Venoco, Inc. filed on April 20, 2005).
10.6	Platform Agreement, dated as of March 1, 2006, by and between Venoco, Inc. and Clearwater Port, LLC.
10.7
Purchase and Sale Agreement, dated as of December 3, 2004, by and among Venoco, Inc. and Members of Marquez Energy LLC (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.8
Amendment to Sales Agreement, dated March 21, 2005, by and among Venoco, Inc. and Members of Marquez Energy, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).

10.9	Venoco, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.10	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.11
Form of Non-Qualified Stock Option Agreement for Non-Executive Officer Employees (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.12	Venoco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on December 13, 2005).
10.13
Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Timothy Marquez (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.14
Employment Agreement, dated as of January 25, 2005, by and between Venoco, Inc. and William Schneider (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.15
Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and William Schneider (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.16
Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.17
Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and David Christofferson (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.18
Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Greg Schrage (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.19
Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Gregory Schrage (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.20
Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.21
Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Roger Hamson (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.22
Employment Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).

10.23
Non-Qualified Stock Option Agreement, dated as of May 4, 2005, by and between Venoco, Inc. and Terry Anderson (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.24
Employment Agreement, dated as of August 15, 2005, by and between Venoco, Inc. and Mark DePuy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.25
Non-Qualified Stock Option Agreement, dated as of August 15, 2005, by and between Venoco, Inc. and Mark DePuy (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.26	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 31, 2005).
10.27
Consulting Agreement, dated as of January 23, 2006, by and between Venoco, Inc. and Edward O'Donnell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 23, 2006).
10.28	Indemnity and Guaranty Agreement, dated as of March 22, 2006, by the Marquez Trust in favor of Venoco, Inc.
10.29
Assignment and Subordination of Master Lease and Consent of Master Tenant, dated as of December 9, 2004, by and among 6267 Carpinteria Avenue, LLC, Venoco, Inc. and German American Capital Corporation.
14.1	Code of Ethics of Venoco, Inc.
21.1	Subsidiaries of the Registrant.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chairman and Chief Executive Officer (Principal Executive Officer)	April 5, 2006
/s/ DAVID B. CHRISTOFFERSON David B. Christofferson	Chief Financial Officer (Principal Financial Officer)	April 5, 2006
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	April 5, 2006
J. Timothy Brittan	Director
/s/ J.C. MCFARLAND J.C. McFarland	Director	April 5, 2006
/s/ EDWARD O'DONNELL Edward O'Donnell	Director	April 5, 2006
Eloy U. Ortega	Director
/s/ JOEL L. REED Joel L. Reed	Director	April 5, 2006
/s/ GLEN C. WARREN, JR. Glen C. Warren, Jr.	Director	April 5, 2006

CONSOLIDATED FINANCIAL STATEMENTS OF
VENOCO, INC. AND SUBSIDIARIES

INDEX

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Venoco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 13 to the consolidated financial statements, the Company implemented the provision of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

DELOITTE & TOUCHE LLP

Denver, Colorado
April 5, 2006

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

	December 31,
	2005	2004
	(Successor)	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,389	$54,715
Accounts receivable, net of allowance for doubtful accounts of $759 and $100 at December 31, 2005 and 2004, respectively	29,841	17,755
Inventories	1,753	1,079
Prepaid expenses and other current assets	4,351	3,431
Notes receivable—officers	—	1,420
Income tax receivable	4,107	3,906
Deferred income taxes	8,611	209
Commodity derivatives	3,391	5,300

Total current assets	61,443	87,815

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties (full cost method, of which $2,275 and $3,317 for unproved properties were excluded from amortization at December 31, 2005 and 2004, respectively)	269,922	214,842
Drilling equipment	7,947	7,594
Other property and equipment	27,424	25,857

Total property, plant and equipment	305,293	248,293
Accumulated depletion, depreciation, amortization and impairment	(71,517)	(49,730)

Net property, plant and equipment	233,776	198,563

OTHER ASSETS:
Commodity derivatives	69	4,855
Deferred loan costs	5,658	6,596
Other	1,612	1,053

Total other assets	7,339	12,504

	$302,558	$298,882

See notes to consolidated financial statements.

	December 31,
	2005	2004
	(Successor)	(Successor)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,854	$19,385
Undistributed revenue payable	2,155	4,774
Current maturities of long-term debt	126	127
Commodity derivatives	26,397	1,520
Repurchase of common stock	—	5,316

Total current liabilities	60,532	31,122

LONG-TERM DEBT	178,943	163,542
DEFERRED INCOME TAXES	24,108	32,208
COMMODITY DERIVATIVES	11,992	—
ASSET RETIREMENT OBLIGATIONS	22,649	23,184

Total liabilities	298,224	250,056

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	387
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 32,692,500 shares issued and outstanding at December 31, 2005 and 2004)	327	327
Additional paid-in capital	20,976	31,085
Retained earnings (accumulated deficit)	(3,785)	15,104
Accumulated other comprehensive income (loss)	(13,184)	1,923

Total stockholders' equity	4,334	48,439

	$302,558	$298,882

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
REVENUES:
Oil and natural gas sales	$191,092	$139,961	$109,754
Commodity derivative losses (realized)	(22,870)	(17,589)	(10,272)
Commodity derivative losses (unrealized)	(34,725)	(1,096)	—
Other	4,456	5,457	5,253

Total revenues	137,953	126,733	104,735

EXPENSES:
Oil and natural gas production	54,038	49,567	45,617
Transportation expense	2,596	2,915	2,785
Depletion, depreciation, amortization and impairment	21,680	16,489	16,161
Accretion of abandonment liability	1,752	1,482	1,401
General and administrative, net of amounts capitalized	16,007	11,272	11,632
Litigation settlement	—	—	6,000
Amortization of deferred loan costs	1,755	3,050	370
Interest, net	13,673	2,269	2,125

Total expenses	111,501	87,044	86,091

Income before income taxes, minority interest and cumulative effect of change in accounting principle	26,452	39,689	18,644
INCOME TAXES:
Current	13,000	5,479	3,838
Deferred	(2,700)	10,609	4,038

Total income taxes	10,300	16,088	7,876

Net income before minority interest and cumulative effect of change in accounting principle	16,152	23,601	10,768
Minority interest in Marquez Energy	42	95	—

Income before cumulative effect of change in accounting principle	16,110	23,506	10,768
Cumulative effect of change in accounting principle, net of tax	—	—	411

Net income	16,110	23,506	11,179
Preferred stock dividends	—	(7,134)	(8,465)
Excess of carrying value over repurchase price of preferred stock	—	29,904	—

Net income applicable to common equity	$16,110	$46,276	$2,714

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$0.49	$1.33	$0.07
Cumulative effect of change in accounting principle	—	—	0.01

Total	$0.49	$1.33	$0.08

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$0.49	$0.48	$0.07
Cumulative effect of change in accounting principle	—	—	0.01

Total	$0.49	$0.48	$0.08

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Net income	$16,110	$23,506	$11,179
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts(1)	(410)	1,293	1,655
Changes in fair value of outstanding hedging positions(2)	(14,697)	1,943	(1,244)

Other comprehensive income (loss)	(15,107)	3,236	411

Comprehensive income	$1,003	$26,742	$11,590

(1)
Net of tax (benefit) of $(270), $849, and $1,018 for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)
Net of tax (benefit) of $(9,686), $1,276, and $(800) for the years ended December 31, 2005, 2004 and 2003, respectively.

See notes to consolidated financial statements

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount				Total
BALANCE AT JANUARY 1, 2003 (Predecessor)	35,890	$359	984	$(1,500)	$(12)	$2,236	$(1,724)	$(641)
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	—	—	—	—	1,655	1,655
Change in value of derivatives, net of tax	—	—	—	—	—	—	(1,244)	(1,244)
Net income	—	—	—	—	—	11,179	—	11,179
Preferred stock dividends	—	—	—	—	—	(8,465)	—	(8,465)

BALANCE AT DECEMBER 31, 2003 (Predecessor)	35,890	359	984	(1,500)	(12)	4,950	(1,313)	2,484
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	—	—	—	—	1,293	1,293
Change in value of derivatives, net of tax	—	—	—	—	—	—	1,943	1,943
Net income	—	—	—	—	—	23,506	—	23,506
Excess of carrying value over repurchase price of preferred stock	—	—	—	—	29,904	—	—	29,904
Marquez Energy equity, net of minority interest	—	—	—	—	1,736	1,356	—	3,092
Preferred stock dividends	—	—	—	—		(7,134)	—	(7,134)
Purchase accounting adjustments	(3,197)	(32)	(984)	1,500	(543)	(7,574)	—	(6,649)

BALANCE AT DECEMBER 31, 2004 (Successor)	32,693	327	—	—	31,085	15,104	1,923	48,439
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	—	—	—	—	(410)	(410)
Change in value of derivatives, net of tax	—	—	—	—	—	—	(14,697)	(14,697)
Distribution payments to Marquez Energy member, net of minority interest	—	—	—	—	(645)	—	—	(645)
Payment of dividends to shareholder	—	—	—	—	—	(35,000)	—	(35,000)
Marquez Energy acquisition adjustment	—	—	—	—	(9,464)	1	—	(9,463)
Net Income	—	—	—	—	—	16,110	—	16,110

BALANCE AT DECEMBER 31, 2005 (Successor)	32,693	$327	—	$—	$20,976	$(3,785)	$(13,184)	$4,334

See notes to consolidated financial statements

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,110	$23,506	$11,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	21,680	16,489	16,161
Accretion of abandonment liability	1,752	1,482	1,401
Cumulative effect of change in accounting principle	—	—	(411)
Deferred income taxes (benefit)	(2,700)	10,609	4,038
Amortization of deferred loan costs	1,755	3,050	370
Amortization of bond discounts	137	—	—
Minority interest in undistributed earnings	42	95	—
Other	—	(102)	(287)
Changes in operating assets and liabilities:
Accounts receivable	(12,739)	(976)	(1,032)
Inventories	(674)	(118)	93
Prepaid expenses and other current assets	(873)	(241)	(839)
Income tax receivable	(201)	(2,721)	(322)
Other assets	(559)	(3)	(114)
Accounts payable and accrued liabilities	410	(2,592)	5,567
Undistributed revenue payable	(2,619)	1,445	(1,392)
Other liabilities	(92)	(1,198)	(164)
Net premiums paid on derivative contracts	(18,434)	(6,511)	—
Changes in unrealized commodity derivatives and amortization of premiums	36,936	1,095	(2,691)

Net cash provided by operating activities	39,931	43,309	31,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(88,293)	(16,346)	(10,753)
Expenditures for drilling equipment	(353)	(22)	—
Expenditures for other property and equipment	(1,460)	(239)	(32)
Purchase of new building	—	(14,653)	—
Proceeds from sale of oil and gas properties	44,619	1,526	1
Proceeds from sale of other property and equipment	—	228	16
Acquisition of Marquez Energy, LLC	(14,628)	(672)	—
Notes receivable—officers	1,420	2,188	237

Net cash used in investing activities	(58,695)	(27,990)	(10,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	59,000	272,397	—
Principal payments on long-term debt	(43,737)	(159,654)	(23,333)
Increase in deferred loan costs	(817)	(9,653)	—
Purchase of preferred stock and unpaid dividends	—	(72,000)	—
Dividend paid to shareholder	(35,000)	—	—
Contributions from Marquez Energy members	—	500	—
Distribution payments to Marquez Energy members	(707)	(611)	—
Repurchase of common shares	(5,301)	—	—

Net cash (used in) provided by financing activities	(26,562)	30,979	(23,333)

Net (decrease) increase in cash and cash equivalents	(45,326)	46,298	(2,307)
Cash and cash equivalents, beginning of period	54,715	8,417	10,724

Cash and cash equivalents, end of period	$9,389	$54,715	$8,417

Supplemental Disclosure of Cash Flow Information—
Cash paid during the year for:
Interest	$14,223	$2,524	$2,958

Income taxes	$13,400	$8,200	$4,160

Supplemental Disclosure of Noncash Activities—
Accretion of preferred stock issuance fees	$—	$204	$272

Changes in working capital related to expenditures for oil and gas properties	$11,899	$5,222	$(1,721)

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". There was no impact on the Company's cash flows as a result of adopting this statement. See Note 13 for disclosure of the non-cash items recorded in the consolidated financial statements due to adoption of this statement.

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.     ORGANIZATION AND NATURE OF OPERATIONS

        General—Venoco, Inc. (the "Company"), a Delaware corporation, is engaged in the business of acquiring interests in, and exploring for and developing, oil and natural gas properties with a focus offshore and onshore California.

        Stock Split—All common share amounts in the accompanying financial statements have been adjusted to reflect the one-for-1,000 reverse stock split effected on February 10, 2005 and the one-for-7,500 stock split effected on November 8, 2005.

        New Company Basis—During 2004, the Company's CEO, Tim Marquez, increased his ownership in the Company from 41% to 100%. In a transaction that closed on July 12, 2004, Mr. Marquez paid an aggregate of $16.2 million in cash for 18,509,468 shares of common stock of the Company (representing 53% of the common stock then outstanding) from two of the Company's former officers and their respective affiliates. On December 22, 2004, the Company merged with a corporation the sole stockholder of which was a trust controlled by Mr. Marquez. In the merger, the Company paid an aggregate of $5.4 million in cash for 2,212,208 shares of common stock. The merger resulted in an increase in Mr. Marquez's beneficial ownership of the Company's common stock from 94% to 100%.

        As a result of Mr. Marquez obtaining control of over 95% of the common stock of the Company on December 22, 2004, SEC Staff Accounting Bulletin No. 54 requires the acquisition by Mr. Marquez to be "pushed-down," meaning the post-transaction financial statements of the acquired entity reflect a new basis of accounting. Due to the de minimis impact on the Company's results of operations for the nine-day period ended December 31, 2004, the new company basis of accounting has been applied to the Company's financial statements as of December 31, 2004.

        The purchase price paid as a result of each transaction described above has been allocated to the underlying assets and liabilities based upon Mr. Marquez's acquired interests (53% on July 12, 2004 and 6% on December 22, 2004) in the respective fair market values of assets and liabilities at the date of each transaction. Accordingly, adjustments have been made to the historical values of assets and liabilities which reflect Mr. Marquez's acquisition of the common stock of the Company that he did not already own. Fair value was determined using a variety of valuation methods, including third party appraisals.

        The following represents the estimated values attributable to the assets acquired and liabilities assumed in Mr. Marquez's acquisition of the remaining 59% ownership in the Company. These values include the historical values attributable to Mr. Marquez's predecessor basis (in thousands).

Consideration paid for 18,509,468 common shares (53% of the total outstanding) on July 12, 2004	$16,185
Consideration paid to minority shareholders as a result of statutory merger for 2,212,208 common shares (6% of the total outstanding) on December 22, 2004	5,439

Total purchase price	$21,624

Allocation of purchase price:
Current assets	$83,791
Oil and gas properties	161,892
Other property, plant and equipment	19,049
Land	10,303
Other non-current assets	12,468

287,503

Current liabilities	29,689
Long term debt	158,858
Deferred incomes taxes	32,208
Asset retirement obligation	22,408

243,163

Net assets	44,340
Historical net assets attributable to non-selling interests (Predecessor basis for Mr. Marquez's 41% ownership of the Company as of June 30, 2004)	(22,716)

Fair value of net assets acquired	$21,624

        Marquez Energy Acquisition—On March 21, 2005, the Company acquired Marquez Energy, a Colorado limited liability company that was majority-owned and controlled by Tim Marquez. Because of the common ownership of Marquez Energy and the Company, this acquisition has been recorded in a manner similar to a pooling-of-interests. Common control occurred in July 2004 when Tim Marquez acquired an additional 53% of the Company's common stock bringing his common stock holdings to 94%. The Company's financial statements have been adjusted to give effect to the acquisition of Marquez Energy as if it had occurred in July 2004. In addition, because of the common control, Tim Marquez's historical basis in Marquez Energy has been carried over and the excess purchase price of $9.4 million, net of deferred taxes, has been charged directly to equity. Oil and natural gas properties were written up to their pro rata fair values for amounts paid to minority interests. Due to the de minimis impact on Marquez Energy's results of operations for the ten-day period following the closing, the acquisition was recorded as if it had occurred on March 31, 2005.

        The following table summarizes the recording of the Marquez Energy acquisition (in thousands).

Write up of oil and natural gas properties to fair value—amount paid to minority interests	$3,652
Deferred income tax asset	3,658
Charge to equity for excess of purchase price over Mr. Marquez's historical basis, net of deferred taxes	9,831
Credit to equity for elimination of minority interest	(367)

Total purchase price	$16,774

        The Company's 2004 statement of operations has been adjusted to add Marquez Energy operations from July 2004 forward. Operations of Marquez Energy alone for the six months ended December 31, 2004 consisted of the following (in thousands):

Gas sales	$2,501
Other revenues	322

Total revenues	2,823

Operating expenses	787
D, D &A	148
G&A and other	786
Minority interest	95

Total expenses	1,816

Net income	$1,007

        The Marquez Energy Acquisition added proved reserves of approximately 2.0 MMBOE (unaudited) as of December 31, 2004 based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The $16.8 million purchase price for Marquez Energy was based on members' equity per Marquez Energy's unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves (unaudited): (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. NSAI or another nationally recognized engineering firm will conduct supplemental evaluations of the Marquez Energy properties as of year-end 2005 and 2006. In the event those evaluations attribute proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, additional payments will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25 million. No purchase price adjustment was required as of December 31, 2005 based on the evaluation performed by NSAI.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial estimates are based on remaining proved oil and natural gas reserves. Estimates of proved reserves are key components of the Company's depletion rate for oil and natural gas properties and the full cost ceiling test limitation. See Note 15—Supplemental Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited).

        Business Segment Information—The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which the Company may earn revenues and incur expenses.

        The Company operates in one segment as each of its operating areas have similar economic characteristics and each meets the criteria for aggregation as defined in SFAS No. 131. All of the Company's operations involve the exploration, development and production of oil and natural gas and currently all operations are located in the United States. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Company tracks only basic operational data by area and does not maintain separate financial statement information by area. The chief decision maker measures financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, the chief decision maker freely allocates capital resources on a project-by-project basis across the Company's entire asset base to maximize profitability without regard to individual areas or segments.

        Concentration of Credit Risk—The Company's accounts receivable result from oil and natural gas sales to major oil and intrastate gas pipeline companies and to joint venture partners that own interests in properties operated by the Company. For the year ended December 31, 2005, the Company's oil and natural gas sales to three major customers represented 48 percent, 20 percent and 15 percent of the Company's total revenues. For the year ended December 31, 2004, the Company's oil and natural gas sales to three major customers represented 48 percent, 27 percent and 11 percent of the Company's total revenues. For the year ended December 31, 2003, the Company's oil and natural gas sales to three major customers represented 46 percent, 27 percent and 12 percent of the Company's total revenues. The Company recorded an allowance for doubtful accounts as of December 31, 2005 and 2004 of $0.8 million and $0.1 million, respectively, for customer accounts. As of December 31, 2005, 27%, 14%, and 12% of the total accounts receivable balance was receivable from the Company's three major customers.

        Revenue Recognition and Gas Imbalances—The Company records revenues from sales of natural gas and crude oil when title to the customer has transferred as defined in related sales contracts. This generally occurs when a barge completes delivery, oil or natural gas has been delivered to a refinery or a pipeline, or has otherwise been transferred to a customer's facilities or possession. Oil revenues are generally recognized based on actual volumes of oil produced. Title to oil sold is typically transferred at the wellhead, except in the case of the South Ellwood field, where title is transferred when the barge that transports production from the field completes delivery.

        The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under-deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over- and under-deliveries or by cash settlement, as required by applicable contracts. Production imbalances are valued at the lower of (1) the price in effect at the time of production, (2) the current market value, or (3) if a contract is in-hand, the contract price. The Company's production imbalances were not material at December 31, 2005 and 2004.

        Other revenues primarily include amounts received from purchasers of oil production to reimburse the Company for transportation and barge expenses. Transportation expense, net of pipeline tariff, is excluded from production expenses and is reflected separately as transportation expense.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

        Inventories—Included in inventories are oil field materials and supplies, stated at the lower of cost or market, cost being determined by the first-in, first-out method.

        Oil and Natural Gas Properties—The Company's oil and natural gas producing activities are accounted for using the full cost method of accounting. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition of oil and natural gas properties and with the exploration for, and development of, oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as adjustments to the full cost pool, with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

        Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2005, 2004, and 2003 was $20.5 million, $14.8 million, and $13.8 million, respectively ($4.85, $3.63, and $3.42, respectively, per equivalent barrel of oil).

        Unproved property costs not subject to amortization consist primarily of leasehold costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves established or impairment determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company will continue to evaluate these properties and costs which will be transferred into the amortization base as the undeveloped areas are tested. Impairment losses of $0, $0.1 million, and $0.6 million were recorded for the years ended December 31, 2005, 2004 and 2003, respectively, in respect of foreign properties. Interest costs capitalized as part of unproved property costs were $0.4 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. No interest costs were capitalized in 2005.

        In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The ceiling test is calculated using oil and natural gas prices in effect as of the balance sheet date. The Company uses derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133 to hedge against the volatility of crude oil and natural gas prices, and in accordance with Securities and Exchange Commission guidelines, the Company includes estimated future cash flows from its hedging program in the ceiling test calculation. At December 31, 2005 and 2004, the Company's net capitalized costs did not exceed the ceiling.

        General and Administrative Costs and Expenses—Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with acquisition, exploration and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $2.5 million, $2.3 million, and $3.2 million directly related to its acquisition, exploration and development activities during 2005, 2004 and 2003, respectively.

        Drilling Equipment and Other Property and Equipment—Drilling equipment and other property and equipment, which includes buildings, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $1.6 million and $1.7 million, respectively.

        Derivative Financial Instruments—The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings as a component of oil and natural gas revenues. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company has designated certain derivatives as cash flow hedges for accounting purposes and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in Accumulated Other Comprehensive Income (Loss) ("OCI"), a component of Stockholders' Equity, to the extent the hedge is effective. Gains and losses are reclassified from OCI to the income statement as a component of total gas revenues in the period the hedged production occurs.

        In order to qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedge instrument is no longer considered highly effective. Gains and losses deferred in OCI related to cash flow hedges that are determined to be no longer highly effective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

        Fair Value of Financial Instruments—The Company's financial instruments consist primarily of cash equivalents, accounts receivable and payable, derivatives, notes receivable from related parties and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. It is not practical to determine the fair value of notes receivable due to the related-party nature of the transactions. As of December 31, 2005, the carrying value of long-term debt approximates its fair value because the stated rate of interest approximates the market rate. See Note 4 for information regarding derivatives.

        Income Taxes—Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance.

        Environmental—The Company is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations, which regularly change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable. The Company believes that it is in material compliance with existing laws and regulations.

        Earnings Per Share—Basic net income per common share of stock is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during each period.

        Diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted average of common shares outstanding, including the effect of other dilutive securities. Adjusted net income is calculated using the if-converted method and, for periods in which shares of the Company's mandatorily redeemable convertible non-participating preferred stock were outstanding, is derived by adding dividends paid or accrued on such preferred stock back to net income and then adjusting for nondiscretionary items that (i) are based on income and (ii) would have changed had the preferred shares been converted at the beginning of the period. Potentially dilutive securities of the Company consist of outstanding in-the-money options to purchase the Company's common stock and shares into which the preferred stock may be converted.

        The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Years ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Dilutive	2,272,239	—	21,945
Anti-dilutive	816,553	335,764	480,731

        The dilutive effect of stock options is considered in the detailed calculation below.

        Shares associated with the conversion feature of the preferred stock are accounted for using the if-converted method as described above. A total of 14,528,638 potentially dilutive shares related to the preferred stock were included in the calculation of diluted net income per common share for the year ended December 31, 2004 and a total of 17,217,379 potentially dilutive shares related to the preferred stock were excluded from the calculation of diluted net income per share for the year ended December 31, 2003 because they were not dilutive. In November 2004, the Company repurchased all of the outstanding preferred stock.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Years ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Net income attributable to common shareholders	$16,110	$46,276	$2,714
Adjustments to net income for dilution:
Add: Preferred stock dividend if convertible preferred stock converted to equity	—	7,134	8,465
Deduct: Excess of carrying value over repurchase price of preferred stock	—	(29,904)	—

Net income adjusted for the effect of dilution	$16,110	$23,506	$11,179

Basic weighted average common shares outstanding	32,693	34,858	34,906
Add: dilutive effect of stock options	286	—	8
Add: dilutive effect of convertible preferred stock	—	14,529	—

Diluted weighted average common shares outstanding	32,979	49,387	34,914

Basic earnings per common share	$0.49	$1.33	$0.07
Diluted earnings per common share	$0.49	$0.48	$0.07

        Stock-Based Compensation—The Company grants stock options to employees and non-employee directors. The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. No compensation expense is reflected in net income for stock options as all stock options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except per share amounts):

	Year ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Net earnings as reported	$16,110	$46,276	$2,714
Add: stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—	—
Less: stock based employee compensation expense determined under the fair value method for all awards, net of related income tax effects	(2,300)	(62)	(62)

Pro forma net earnings	$13,810	$46,214	$2,652

Basic earnings per share:
As reported	$0.49	$1.33	$0.07
Pro forma	$0.42	$1.33	$0.06
Diluted earnings per share:
As reported	$0.49	$0.48	$0.07
Pro forma	$0.42	$0.47	$0.06

        For purposes of the pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods.

        SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans through either recognition or disclosure. The Company currently plans to adopt SFAS No.123R (revised 2004), "Share-Based Payments" as of January 1, 2006, which requires that the compensation relating to all stock-based awards, including stock options, be recognized in the financial statements. The Company expects that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on its financial statements.

        Reclassifications:    Transportation revenues of $1,454,000 and 1,541,000 for the years ended December 31, 2004 and 2003 were reclassified from transportation expenses to other revenues in the Consolidated Statement of Operations to conform to the current year presentation. This reclassification had no impact on net income or stockholders' equity as previously reported.

        New Accounting Standards—In December 2004, the FASB issued Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment ("SFAS 123R"), an amendment to Statement of Financial Accounting Standards 123 and 95. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public companies with a calendar year-end will be required to adopt the provisions of the standard effective for periods beginning after December 15, 2005. The Company expects that SFAS 123R will have a significant impact on its financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 states that a company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets and future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any impact on the Company's financial statements because the Company does not have any conditional asset retirement obligations that it has not accrued for.

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

3.     ACQUISITIONS AND SALES OF PROPERTIES

        In December 2005, the Company purchased the Union Island pipeline, a 32-mile natural gas pipeline running from the Union Island field to a location near Pittsburg, California, for $6.1 million.

        In September 2005, the Company acquired a 100% working interest in the Willows-Beehive Bend Gas Field, a 100% working interest in the Bounde Creek Gas Field and a 65% working interest in the Arbuckle Field for an aggregate net price of $10.1 million in cash. The Company operates all of the fields, which are located in the Sacramento Basin in California.

        In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field ("BMC"), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. In order to facilitate a like-kind exchange of the Company's BMC property under Section 1031 of the Internal Revenue Code, the proceeds from the sale of $44.6 million were deposited with a qualified intermediary. The Company acquired qualified replacement properties of approximately $15.6 million prior to the 180 day deadline, which expired on September 27, 2005. Included in the Company's qualified replacement properties acquired was a portion of the Marquez Energy properties. The Company has deferred a portion of the gain on sale of the BMC property under the provisions of section 1031 of the Internal Revenue Code. However, since the qualified replacement property acquired is less than the proceeds from the sale of the BMC property, the Company recognized for tax purposes a gain on the sale of the BMC property of approximately $27.9 million and incurred an associated tax liability of $11.1 million. In accordance with its accounting policies, the Company did not recognize a gain on sale for financial reporting purposes, but applied the proceeds to reduce the capitalized cost of its oil and natural gas properties.

        In March 2004, the Company sold its subsidiary, Venoco Patagonia, Ltd., a Bermuda corporation, for $0.2 million. The $0.2 million sales price was comprised of cash of $0.1 million and payment of liabilities of $0.1 million. The gain recognized on the sale of the subsidiary was immaterial to the financial statements of the Company.

        In February 2004, the Company sold its interest in the North and South Afton, California, gas properties for a net sales price of approximately $1.5 million. In accordance with its accounting policies, the Company did not recognize any gain or loss on the transaction, but applied the net sales proceeds to reduce the capitalized cost of its oil and gas properties.

4.     HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes swap, collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        The components of commodity derivative losses in the consolidated income statements are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Realized commodity derivative gains (losses)	$(22,870)	$(17,589)	$(10,272)

Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	(36,000)	1,539	—
Ineffective portion of derivatives qualifying for hedge accounting	1,275	(2,635)	—

Total unrealized commodity derivative gains (losses)	(34,725)	(1,096)	—

Total realized and unrealized commodity derivative losses	$(57,595)	$(18,685)	$(10,272)

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2005 and 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to December 31, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period (in thousands):

	December 31, 2005	December 31, 2004
	(Successor)	(Successor)
Derivative assets:
Oil derivative contracts	$1,899	$6,775
Gas derivative contracts	1,561	3,380
Derivative liabilities:
Oil derivative contracts	(26,540)	(1,383)
Gas derivative contracts	(11,849)	(137)

Net derivative asset (liability)	$(34,929)	$8,635

        As of December 31, 2005, an unrealized derivative fair value loss of $21.8 million ($13.2 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on the estimated fair values of derivative contracts that qualify for cash flow hedge accounting at December 31, 2005, the Company expects to reclassify net losses of $12.5 million ($7.5 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months, however, actual gains or losses may vary materially based on actual prices at the contract settlement dates.

        Crude Oil Agreements.    As of December 31, 2005, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at December 31, 2005 for production:
January 1 - December 31, 2006	8,500	$45.34	5,000	$53.56
January 1 - December 31, 2007	4,313	$43.96	4,313	$68.99
January 1 - December 31, 2008	2,946	$52.00	2,946	$75.00
January 1 - June 30, 2009	2,170	$50.00	2,170	$75.00

        Natural Gas Agreements.    As of December 31, 2005, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at December 31, 2005 for production:
January 1 - December 31, 2006	21,000	$7.06	15,000	$11.04
January 1 - December 31, 2007	6,000	$6.00	6,000	$8.40

        As of December 31, 2005, the Company had entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas, it is not considered a derivative because it has been designated as a normal sale. The transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at a floor price of $4.85 per MCF for the period October 1, 2005 to December 31, 2006.

5.     LONG-TERM DEBT

        As of the dates indicated, our long term debt consisted of the following (in thousands):

	December 31, 2005	December 31, 2004
	(Successor)	(Successor)
8.75% senior notes due December 2011	$149,180	$149,043
Credit Agreement due November 2007	20,000	—
Marquez Energy Credit Agreement, terminated in 2005	—	4,684
5.79% Mortgage on office building due January 2015	9,889	9,942

Total long-term debt	179,069	163,669
Less: current portion of long-term debt	(126)	(127)

Long-term debt, net of current portion	$178,943	$163,542

        On December 20, 2004, the Company issued $150.0 million in 8.75% senior notes (the "notes") due December 2011. Interest on the notes is due each June 15 and December 15 beginning June 15, 2005. The notes are senior unsecured obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt or issue preferred stock, create liens and sell assets.

        Proceeds from the sale of the notes were used to repay $98.7 million the Company had borrowed against its $102 million Senior Secured Facility (the "Senior Facility") obtained in November 2004. In December 2004, the amended and restated Senior Facility became a revolving credit agreement with no associated term loan facility ("restated Credit Agreement"). At December 31, 2005, the restated Credit Agreement had a borrowing base of $80 million, was secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the stock of all of the Company's subsidiaries, and was unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. and 6267 Carpinteria Avenue, LLC. The collateral also secured the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the restated Credit Agreement. The restated Credit Facility was due to mature on November 4, 2007.

        Revolving loans made under the restated Credit Agreement were designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans". Base Rate Loans bore interest at a floating rate equal to (i) the greater of the Bank's announced base rate and the overnight federal funds rate plus one-half of 1.00% plus (ii) an applicable margin ranging from 0.25% to 1.00%, based upon amounts borrowed under the restated Credit Agreement (7.50% at December 31, 2005). LIBO Rate Loans bore interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.50%, based also upon amounts borrowed (6.125% at December 31, 2005). A commitment fee of 0.50% per annum was payable with respect to unused borrowing availability under the restated Credit Agreement. The restated Credit Agreement contained a number of restrictive covenants with regard to leverage and current ratios and other terms customary in a credit facility secured by oil and natural gas properties. As of December 31, 2005, the Company was in compliance with all of its covenants and had available borrowing capacity of $59.5 million (net of $0.5 million in outstanding letters of credit). Please see "Subsequent Events" for updated information concerning the terms of the Credit Agreement as amended and restated on March 31, 2006.

        Initial proceeds of $100.7 million from borrowings under the Senior Facility in 2004 were used to purchase all of the mandatorily redeemable convertible preferred stock plus accrued dividends at a cost of $72 million and to repay outstanding borrowings of $27.3 million under the Company's former $150.0 million Senior Secured Revolving/Term Credit Facility (the "Prior Facility") entered into in November 2000.

        The Prior Facility was a revolving credit facility that was converted into a three-year amortizing term loan in 2002 with the first quarterly payment of $5.8 million due on February 28, 2003. The Prior Facility was secured by the Company's oil and gas properties and real estate and contained various restrictive covenants. Funds advanced under the Prior Facility bore annual interest at the prime rate plus 50 to 150 basis points or London Inter-Bank Offered Rate plus 200 to 300 basis points, depending on the amount of the outstanding advance. Commitment fees ranged from 37.5 to 50 basis points. The Prior Facility was terminated in 2004 after all outstanding borrowings were repaid.

        At December 31, 2004, Marquez Energy (which merged with the Company on March 21, 2005), had a $5.0 million revolving credit facility with a Bank. Interest accrued at the Bank's prime rate plus 1 percent. The agreement was collateralized by Marquez Energy's oil and gas properties and was guaranteed by Marquez Energy's principal shareholder and president. The Company repaid the outstanding borrowings of $3.2 million and terminated this facility on March 21, 2005.

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

        At December 31, 2005, scheduled annual maturities of long-term debt were as follows:

Year Ending December 31 (in thousands):
2006	$126
2007	20,134
2008	142
2009	151
2010	160
2011 and after	158,356

$179,069

6.     INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
	(Successor)	(Predecessor)
Deferred income tax assets:
Accrued liabilities	$786	$408
Unrealized hedging losses	22,070	—
Bad debts	303	—
State tax benefit	1,053	441
Alternative minimum tax credits	12	4,910
Net operating loss carryforwards	—	6
Other	175	418

	24,399	6,183
Deferred income tax liabilities:
Oil and natural gas properties	38,636	36,475
Prepaid expenses	1,260	845
Unrealized hedging gains	—	862

	39,896	38,182

Net deferred income tax liabilities	15,497	31,999

Net current deferred tax asset	8,611	209

Noncurrent deferred tax liability	$24,108	$32,208

        The Company's provision for income taxes is composed of the following (in thousands):

	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$9,700	$4,229	$2,878
State	3,300	1,250	960
Deferred	(2,700)	10,609	4,038

Total provision for income taxes	$10,300	$16,088	$7,876

        A reconciliation of the Company's federal statutory rate (35% in 2005, 35% in 2004 and 34% in 2003) to the Company's effective income tax rate is as follows (in thousands):

	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)
Income tax expense at federal statutory rate	$9,200	$13,506	$6,339
State income taxes	1,300	1,791	875
Other	(200)	791	662

	$10,300	$16,088	$7,876

7.     NOTES RECEIVABLE—EMPLOYEES

        Notes receivable—employees consists of amounts due from employees of the Company. The notes bear interest at 6 percent per annum. Certain notes will be forgiven after a period of employment ranging from three to six years. Those notes are being amortized and recognized as compensation expense over the term of the note. If an employee is terminated before the term of the note expires, the employee is obligated to pay the unamortized amount on the note. The Company has on occasion in the past forgiven the remaining unamortized amount on certain notes. If the Company forgives the remaining unamortized amount of the employee note, the amount forgiven is charged to compensation expense. The unamortized amount of employee notes receivable was $60,000 and $46,000 at December 31, 2005 and 2004, respectively. These employee notes receivable, net of the amount amortized to compensation expense, are included in other assets on the Company's consolidated balance sheet. The Company periodically reviews employee notes receivable for collectibility and has determined that no reserve for uncollectible notes is necessary.

8.     STOCK OPTION PLANS

        During 2005, the Company entered into non-qualified stock option agreements with certain employees and officers of the Company other than Mr. Marquez. Total options granted in 2005 through December 31, 2005 were 4,013,663 with a weighted average exercise price of $7.04 ($6.00 to $13.33). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The non-qualified stock option agreements provide that all options will become immediately vested following a change in control of the Company. The agreements with employee option holders provides that all of the holder's options will vest if the Company terminates the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the Company ceases. There was no compensation cost recorded with the issuance of the stock options as the exercise prices of the stock options were equal to or higher than their fair market value on the date of the grant.

        Options under a prior plan were previously granted to employees and non-employee directors. On December 22, 2004, the Company's CEO, Timothy Marquez, effected a "short form" merger pursuant to Delaware law, the effect of which was to retire 78,188 options for cash of $0.24 per share (the difference between the exercise price of $2.22 per share and the $2.46 per share merger consideration) and to terminate 325,327 options that were out of the money. The Company recorded $19,000 as compensation expense for the year ended December 31, 2004, representing the amount paid to retire the options. The prior option plan was terminated as a result of the merger and the Company had no outstanding or exercisable stock options at December 31, 2004.

        All options granted to date have been granted at exercise prices equal to or greater than the respective market value of the underlying common stock on the grant dates. The fair value of each option is estimated on the grant date using the Black-Scholes option valuation model, with certain assumptions used. Assumptions used in 2005 were as follows: risk-free interest rate of 3.7 percent to 4.2 percent, an expected option life of five years, stock price volatility of 76 percent (determined with reference to peer group companies) and no expected dividends. The fair value of stock options granted during year ended December 31, 2005 was $11.2 million. There were no stock options granted in 2004 or 2003.

        Stock option activity of the Company during the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, start of period	—		403,515	$3.48	744,773	$3.24
Granted	4,013,663	$7.04	—		—
Exercised	—		(78,188)	$2.22	—
Cancelled	—		(325,327)	$3.78	(341,258)	$2.96

Outstanding, end of period	4,013,663	$7.04	—	—	403,515	$3.48

Exercisable, end of period	802,732	$7.04	—		267,966	$3.73
Weighted average fair value of options granted during the period	$2.78		$—		$—

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

        A summary of additional information related to options outstanding as of December 31, 2005, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$6.00–$7.33	2,995,200	9.2 years	$6.12	599,040	$6.12
$8.00–$8.68	560,963	9.2 years	$8.33	112,192	$8.33
$10.67–$13.33	457,500	9.6 years	$11.49	91,500	$11.49

	4,013,663	9.2 years	$7.04	802,732	$7.04

9.     COMMITMENTS AND CONTINGENCIES

        Leases—The Company has entered into agreements to lease office space from third parties. As of December 31, 2005, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $191,000, $190,000 and $65,000 in 2006, 2007 and 2008, respectively. Net rent expense incurred on office space leased from third parties was $0.9 million, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively.

10.   401(k) PLAN

        The Company has established a qualified cash or deferred arrangement under Internal Revenue Code Section 401(k) covering substantially all employees. Under the plan, the employees may elect to contribute a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and the Company may elect to match a percentage of the employee's contribution. The Company made matching contributions to the plan totaling $0.7 million, $0.4 million, and $0.4 million in 2005, 2004, and 2003, respectively.

11.   PREFERRED STOCK AND SHAREHOLDERS' EQUITY

        The Company issued 6,000 shares of mandatorily redeemable convertible non-participating preferred stock in 1998 for $10,000 per share. The shares were mandatorily redeemable in 2009 at $10,000 per share and accrued dividends at an 8 percent annual cash dividend rate, payable quarterly. In November 2004, the Company repurchased all of the outstanding preferred stock, consisting of 6,000 shares of preferred stock plus accrued and unpaid dividends, for $72 million. At the time of the purchase of the preferred stock, the Company had recorded preferred stock and accrued but unpaid dividends net of unamortized issuance costs of $101.9 million. Additional paid-in capital was increased by the excess of the carrying value of the preferred stock over the repurchase price of $29.9 million.

        On January 3, 2005, a dividend of $35 million was paid to the Company's sole stockholder, a trust controlled by the Company's CEO, from the proceeds of the issuance of the senior notes.

        On March 22, 2006, the Company paid a dividend consisting of 100% of its interest in 6267 Carpinteria Ave. LLC ("6267 Carpinteria") to its sole stockholder, a trust controlled by the Company's CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. 6267 Carpinteria had net assets of $4.5 million at December 31, 2005, including land and building with a net book value of $13.9 million and a note payable of $9.9 million.

12.   LITIGATION

Beverly Hills Litigation

        Eight lawsuits have been filed by persons who are graduates of the Beverly Hills High School or citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. Six of these lawsuits name the Company as a defendant. There are approximately 1,000 plaintiffs who claim they are suffering from various forms of cancer or some other medical ailment, fear they may suffer from such maladies in the future, or are related in some manner to someone that suffered from cancer (e.g. heirs or spouses). Plaintiffs' claims are based on alleged exposure to levels of some substances in the air, soil and water which derive from either oil field or other operations in the area. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. The Company has defense and indemnity obligations to certain other defendants in the actions. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. All cases are consolidated before one judge. The judge has ordered that all of the cases be stayed except for a test case consisting of twelve plaintiffs. The trial date for the twelve "test" plaintiffs has been moved to October 2006.

        One of the Company's insurers is currently paying for the defense of these lawsuits under a reservation of its rights. Two other insurers that provided insurance coverage to the Company (the "Declining Insurers") have taken the position that they are not required to provide coverage relating to the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills School District (the "District"), as an additional insured on those policies, brought a declaratory relief action against those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers. The District is appealing that decision. On February 10, 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The policy issued by the insurer that is currently providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the action brought by the District. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and we are unsuccessful in enforcing our rights in any subsequent litigation, we may be required to bear the costs of the defense, and those costs may be material. If it is ultimately determined that the pollution exclusion or another exclusion contained in one or more of our policies applies, we will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

        The Company cannot predict the cost of defense and indemnity obligations, if any, at the present time. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined to not be applicable, their impact on the Company's results of operations, financial position and/or liquidity could be material.

Personal Injury Claim

        On February 23, 2006, a complaint was filed in Santa Barbara Superior Court against the Company on behalf of a boy who was severely injured after falling from a cliff located on property jointly owned by the Company and another company. The complaint asserts that the Company is responsible for the boy's injuries and that the boy is entitled to damages, including reimbursement of past medical expenses, future expenses, loss of earning capacity and general damages, which plantiff's counsel has previously asserted total between $10 million and $21 million. The Company believes that it has no liability in this matter and intends to defend itself vigorously. The extent of the Company's liability with respect to the claim, if any, cannot be predicted at this time but the Company does not expect it to be material. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency related to this claim because it believes that, although an unfavorable outcome may be possible, they are not considered by management to be probable or reasonably estimable.

Litigation by former directors and former preferred stockholders

        In December 2004, a lawsuit was filed against the Company by two of its former directors and the former preferred shareholders. The claim was for indemnification of attorneys' fees and expenses incurred in defending the former directors in litigation filed by the former CEO in connection with the termination of his employment from the Company. At December 31, 2004, the Company accrued $750,000 with respect to this matter in accordance with SFAS No. 5, Accounting for Contingencies. The Company settled this litigation for $700,000 in July 2005. The case was dismissed in August 2005.

Former Chief Operating Officer (COO) Litigation and Appraisal Request

        In December 2004, a former COO of the Company filed a lawsuit against the Company and its CEO in Santa Barbara County Superior Court, claiming that the Company breached his employment agreement and wrongfully failed to pay him wages due, primarily in connection with stock bonuses. In April 2005, the former COO, in connection with the merger effected on December 22, 2004 and described in Note 1, filed a Petition for Appraisal in the Delaware Court of Chancery requesting an appraisal of the shares he held, as well as those shares which were the subject of the employment agreement dispute. The Company accrued $56,000 in compensation costs with respect to these matters as of December 31, 2004, which is the amount it believed represented the amount due under the agreement. In August 2005, the Company and the former COO agreed to settle the lawsuit for amounts accrued in the financial statements and the actions filed were dismissed.

Related Party Litigation

        In 2002, the Chief Executive Officer ("CEO") of the Company was terminated by the Board of Directors and subsequently filed a wrongful termination/breach of contract lawsuit and a shareholder derivative action against the Company and its directors. The Company asserted a cross-complaint for enforcement of a written promissory note made by the CEO to the Company. On February 23, 2004, the Company reached a settlement to resolve all litigation with the former CEO. As part of the settlement, the Company made a payment of $0.3 million to the former CEO and he agreed to repay the promissory note. The promissory note totaling $1.4 million (notes receivable—officers at December 31, 2004) was assigned to Marquez Energy (the "Purchaser"), an affiliate of the former CEO, on May 24, 2004 as described further below.

        Also on February 23, 2004, as part of the settlement with the former CEO, the Company entered into a Purchase and Sale Agreement (PSA) with the Purchaser to sell the Company's Willows and Grimes, California, gas properties effective February 1, 2004 for a cash consideration of $13.8 million, reduced by the operating results from the properties through the close of the sale. Both the Company and the Purchaser believed the fair value of the gas properties to be higher than $13.8 million. The Company did not meet certain conditions to close the sale by May 24, 2004 as was required under the terms of the PSA and was therefore required to pay a $4.5 million termination fee to the Purchaser, of which $3.1 million was paid in cash and $1.4 million in the form of an assignment to the Purchaser of the Company's rights under the former CEO's promissory note. Additionally, the Company was required to pay an additional fee of $0.7 million related to the sale. The settlement cost, termination fee and the additional fee are included in accrued liabilities and have been expensed in the accompanying consolidated financial statements for the year 2003. Following the May 24, 2004 payments the Purchaser had the option of depositing, in escrow, $1.5 million, to effectively extend the closing date to August 20, 2004. In May the Purchaser notified the Company of its intention to exercise its option to extend the closing date.

        On August 17, 2004, as part of the settlement with the former CEO, the Company and Purchaser entered into a Memorandum of Settlement pursuant to which Purchaser relinquished all of its rights to acquire the Willows and Grimes properties in return for a cash payment of $0.5 million, plus the right to participate in the development of future reserves, other than currently identified proved reserves, in the Willows and Grimes fields. The settlement payment of $0.5 million is included in accrued liabilities and has been expensed in the accompanying consolidated financial statements for the year 2003.

Other

        In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

13.   ASSET RETIREMENT OBLIGATIONS

        Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with a corresponding increase in the carrying amount of the related long lived asset. The Company's asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment and site restoration on oil and gas properties. Prior to January 1, 2003, the Company recognized the cost to abandon its oil and gas properties over their productive lives on a unit-of-production basis.

        Upon adoption of SFAS No. 143 in the first quarter of 2003, the Company recorded a $12.4 million increase in oil and gas properties, a net decrease of $6.9 million in accumulated depletion, depreciation, amortization and impairment expense, an asset retirement obligation of $18.6 million, and recognized an after-tax gain of $0.4 million representing the cumulative effect of the change in accounting principle. Subsequent to initial measurement, the asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cashflows are recognized as an increase or decrease in the asset retirement obligation and the related capitalized asset retirement costs. Capitalized costs are depleted as a component of the full cost pool using the units-of production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
	(Successor)	(Successor)
Asset retirement obligations at beginning of period,	$23,390	$19,248
Revisions of estimated liabilities	(3,083)	1,914
Liabilities incurred	1,267	865
Liabilities settled	(569)	(119)
Accretion expense	1,752	1,482

Asset retirement obligations at end of period	22,757	23,390
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(108)	(206)

Long-term asset retirement obligations	$22,649	$23,184

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 6% and 8%. The 2004 revisions of estimated liabilities primarily relate to an updated MMS study for abandonment costs for offshore platforms. The 2005 revisions primarily relate to extensions in the timing of obligations based on reserve evaluations.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Year Ended December 31, 2005:
Revenues	$13,957	$40,370	$23,525	$60,101
Net income (loss)	$(6,818)	$8,780	$(1,833)	$15,981
Basic earnings (loss) per common share	$(0.21)	$0.27	$(0.06)	$0.49
Diluted earnings (loss) per common share	$(0.21)	$0.27	$(0.06)	$0.48
	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Year Ended December 31, 2004:
Revenues	$29,102	$29,047	$32,978	$35,606
Net income (loss) attributable to common stock	3,663	3,412	4,830	34,371
Add: Preferred stock dividend	2,116	2,116	2,116	786
Deduct: Excess carrying value over repurchase price of preferred stock	—	—	—	(29,904)

Net income adjusted for effect of dilution	$5,779	$5,528	$6,946	$5,253

Basic earnings (loss) per common share	$0.10	$0.10	$0.14	$1.09
Diluted earnings (loss) per common share	$0.10	$0.10	$0.13	$0.14

        Operating results for the quarter ended December 31, 2005 improved compared to prior quarters in 2005 due to unrealized hedging gains on derivative contracts and slightly improved oil and natural gas prices realized. The Company recorded net unrealized gains on derivative contracts of $9.5 million for the quarter ended December 31, 2005 vs. unrealized losses on derivative contracts of $44.2 million for nine months ended September 30, 2005. Future operating results may continue to fluctuate because of the effects that changing commodity prices have on unrealized gains and losses on derivative contracts. In addition, average sales prices per BOE, net of realized hedging losses, were $46.38 for the quarter ended December 31, 2005 vs. average sales prices per BOE of $37.24 for the nine months ended September 30, 2005.

15.   SUBSEQUENT EVENT (UNAUDITED)

        On March 31, 2006, the Company acquired TexCal Energy (LP) LLC, an independent exploration and production company with properties in Texas and California, for $456 million in cash. According to a reserve report prepared by TexCal's independent engineers, as of December 31, 2005, TexCal had proved reserves of 31.4 MMBOE. TexCal's operations are located entirely onshore and are concentrated in the Gulf Coast region of Texas and in the Sacramento basin in California. In the year ended December 31, 2005, TexCal generated revenues of $83.2 million, net income of $44.6 million and net cash from operating activities of $50.8 million.

        The Company financed the acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. On March 30, 2006, the Company borrowed $350 million pursuant to the term loan facility. The Company entered into the second amendment and restatement of its existing revolving credit facility on March 30, 2006. On March 31, 2006, the Company borrowed approximately $119.5 million under the amended revolving credit facility to finance the remainder of the TexCal purchase price and transaction costs of approximately $15 million.

        The amended revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million. The term loan facility is secured by second priority liens on the same collateral as the revolving credit facility. A collateral trust agreement has been entered into in order to provide, for the benefit of the holders of the Company's senior notes, liens on the Company's property that are equal and ratable with the liens securing the term loan facility. Principal on the term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009, subject, in each case, to certain obligations to make mandatory prepayments. The Company may from time to time make optional prepayments on outstanding loans. Under the term loan facility, optional prepayments made prior to the second anniversary of the date of the loan are subject to a prepayment premium.

        Loans made under both facilities are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        Base Rate Loans under the term loan facility bear interest at a floating rate equal to (i) the greater of the Bank's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from 3.50% to 4.00%. LIBO Rate Loans under the term loan facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 4.50% to 5.00%. In each case, the applicable percentage depends on the Company's maintenance of certain financial ratios and the occurrence of certain other events. In some circumstances, interest on loans under the term loan facility could increase by up to an additional 0.75%.

        The agreements governing the revolving credit facility and the term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require the Company to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, EBITDA to debt and PV-10 to total debt.

16.   SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following information concerning the Company's natural gas and oil operations has been provided pursuant to Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities. The Company's oil and natural gas producing activities are conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2005 and 2004 were estimated by independent petroleum reserve engineers, Netherland, Sewell & Associates, Inc. The evaluations of the oil and natural gas reserves as of December 31, 2003 were estimated by independent petroleum reserve engineers, Ryder Scott Company, L.P. The following does not include information relating to Marquez Energy for 2004, which is not material.

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2005	2004		2003
	(in thousands)
Properties not subject to amortization:
Unevaluated costs(1)	$2,275	$384		$6,764
Deposit for purchase of Marquez Energy, LLC(2)	—	2,000		—

	2,275	2,384	(3)	6,764
Properties subject to amortization	267,647	205,134		241,608

Total capitalized costs	269,922	207,518		248,372
Accumulated depreciation, depletion and amortization	(66,218)	(45,626)		(89,603)

Net capitalized costs	$203,704	$161,892		$158,769

(1)
Unevaluated amounts represent costs the Company excluded from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within one year.

(2)
Amount relates to a deposit made by the Company to the selling members of Marquez Energy in connection with the acquisition of Marquez Energy.

(3)
The supplemental information does not include Marquez Energy in 2004. The amount disclosed on the face of the balance sheet (see page F-3 for properties not subject to amortization) does include unproved capital costs from Marquez Energy of $933.

Capitalized Costs Incurred

        Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2005, 2004 and 2003 include capitalized interest expense and general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $2.5 million, $2.7 million and $3.5 million, respectively.

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Property acquisition and leasehold costs
Unevaluated property	$1,891	$129	$633
Deposit for purchase of Marquez Energy	—	2,000	—
Proved property	10,076	165	115
Exploration costs	20,563	2,213	1,291
Development costs	61,404	18,734	6,993
Asset retirement obligation(1)	1,267	1,900	12,429

Total costs incurred	$95,201	$25,141	$21,461

(1)
Asset retirement obligation costs incurred during 2003 relate to the adoption of SFAS No. 143 on January 1, 2003.

Estimated Net Quantities of Natural Gas and Oil Reserves

        The following table sets forth the Company's net proved reserves, including changes, and proved developed reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2005, 2004 and 2003.

	Crude Oil, Liquids and Condensate (MBbls)			Natural Gas (MMcf)
	2005	2004	2003	2005	2004	2003
Beginning of the year reserves	39,935	46,757	56,112	69,876	66,585	73,428
Revisions of previous estimates	(318)	(7,357)	(6,964)	(6,083)	(9,090)	(3,185)
Extensions, discoveries and improved recovery	1,580	3,636	723	7,240	18,638	1,949
Purchases of reserves in place	2	—	—	13,390	—	—
Production	(2,953)	(3,101)	(3,114)	(7,588)	(5,366)	(5,607)
Sales of reserves in place	(2,946)	—	—	(2,782)	(891)	—

End of year reserves	35,300	39,935	46,757	74,053	69,876	66,585

Proved developed reserves:
Beginning of year	28,035	31,423	34,782	49,418	51,112	53,687
End of year	24,154	28,035	31,423	53,390	49,418	51,112

        The Company's estimated proved reserves at year-end December 31, 2005 were approximately 3.9 MMBOE lower than at December 31, 2004. The reduction was due primarily to the Company's sale of the Big Mineral Creek property (partially offset by net reserve acquisitions during the year), depletion that occurred as a result of production and other adjustments based on reservoir information.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

        The following summarizes the policies used in the preparation of the accompanying oil and natural gas reserve disclosures, standardized measures of discounted future net cash flows from proved oil and natural gas reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by the Statement of Financial Accounting Standards No. 69, is an attempt to present the information in a manner comparable with industry peers.

        The information is based on estimates of proved reserves attributable to the Company's interest in oil and natural gas properties as of December 31 of the years presented. These estimates were prepared by independent petroleum engineers. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

  (1) Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.

  (2) The estimated future cash flows are compiled by applying year-end prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves.

  (3) The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions.

  (4) Future income tax expenses are based on year-end statutory tax rates giving effect to the remaining tax basis in the oil and natural gas properties, other deductions, credits and allowances relating to the Company's proved oil and natural gas reserves.

  (5) Future net cash flows are discounted to present value by applying a discount rate of 10%.

        The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

        The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows and does not include cash flows associated with hedges outstanding at each of the respective reporting dates.

	As of December 31,
	2005	2004	2003
	(in thousands)
Future cash inflows	$2,456,617	$1,982,599	$1,594,980
Future production costs	(876,858)	(826,527)	(811,821)
Future development costs	(163,476)	(146,096)	(103,218)
Future income taxes	(516,416)	(376,618)	(234,777)

Future net cash flows	899,867	633,358	445,164
10% annual discount for estimated timing of cash flows	(334,482)	(229,306)	(186,687)

Standardized measure of discounted future net cash flows	$565,385	$404,052	$258,477

        The following table summarizes changes in the standardized measure of discounted future net cash flows.

	As of December 31,
	2005	2004	2003
	(in thousands)
Beginning of the year	$404,052	$258,477	$322,981
Revisions to previous estimates:
Changes in prices and production costs	332,940	298,394	(60,766)
Revisions of previous quantity estimates	(28,544)	(115,876)	(53,586)
Changes in future development costs	(54,784)	(32,472)	7,894
Development costs incurred during the period	61,404	18,734	6,993
Extensions, discoveries and improved recovery, net of related costs	59,733	88,056	7,492
Sales of oil and natural gas, net of production costs	(137,054)	(86,752)	(62,842)
Accretion of discount	65,308	39,658	48,394
Net change in income taxes	(79,418)	(110,920)	22,848
Sale of reserves in place	(73,081)	(1,317)	—
Purchases of reserves in place	47,046	—	—
Production timing and other	(32,217)	48,070	19,069

End of year	$565,385	$404,052	$258,477

17.   GUARANTOR FINANCIAL INFORMATION

        In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. ("Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the notes (the "Guarantees"). On March 31, 2005, Marquez Energy became a Guarantor of the notes. Each Guarantee is a general unsecured obligation of the Guarantor, senior in right of payment to all existing and future subordinated indebtedness of that Guarantor, pari passu in right of payment with any existing and future senior unsecured indebtedness of that Guarantor and effectively junior in right of payment to that Guarantor's existing and future secured indebtedness, including its guarantee of indebtedness under the restated Credit Agreement, to the extent of the value of the collateral securing that facility. All Guarantors are 100% owned by the Company. The Company has two subsidiaries, 6267 Carpinteria Avenue, LLC and Ellwood Pipeline, Inc., that are not guarantors of the notes (the "Non-Guarantor Subsidiaries"). On November 1, 2005, the Company merged two of its wholly-owned subsidiaries, Marquez Energy LLC, a Colorado limited liability company, and 217 State Street, Inc., a California corporation, with and into Venoco, Inc., leaving BMC and Whittier as the only subsidiaries guaranteeing the notes.

        The following are condensed consolidating financial information for the Company for the years ended December 31, 2003, 2004 and 2005; condensed consolidating balance sheets as of December 31, 2004 and 2005; and condensed consolidating statements of cash flows for the years ended December 31, 2003, 2004, and 2005. The condensed consolidating financial information for 2004 and 2003 has been updated to reflect the guarantor and non-guarantor subsidiaries in effect at December 31, 2005.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS—

YEAR ENDED DECEMBER 31, 2003 (Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas	$102,642	$7,112	$—	$—	$109,754
Commodity derivative losses (realized)	(10,272)	—	—	—	(10,272)
Commodity derivative losses (unrealized)	—	—	—	—	—
Other	3,980	—	5,868	(4,595)	5,253

Total revenues	96,350	7,112	5,868	(4,595)	104,735

EXPENSES:
Oil and natural gas production	42,650	1,928	1,039	—	45,617
Transportation expense	7,115	—	—	(4,330)	2,785
Depletion, depreciation, amortization and impairment	14,670	818	673	—	16,161
Accretion of abandonment liability	1,322	68	11	—	1,401
General and administrative, net of amounts capitalized	10,931	670	296	(265)	11,632
Litigation settlement	6,000	—	—	—	6,000
Amortization of deferred loan costs	370	—	—	—	370
Interest, net	3,124	—	(999)	—	2,125

Total expenses	86,182	3,484	1,020	(4,595)	86,091

Equity in subsidiary income	4,726	—	—	(4,726)	—

Income before income taxes and cumulative effect of change in accounting principle	14,894	3,628	4,848	(4,726)	18,644
Income tax expense	4,295	1,533	2,048	—	7,876

Net income before cumulative effect of change in accounting principle	10,599	2,095	2,800	(4,726)	10,768

Cumulative effect of change in accounting principle, net of tax	580	(169)	—	—	411

Net income	$11,179	$1,926	$2,800	$(4,726)	$11,179

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS—

YEAR ENDED DECEMBER 31, 2004 (Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas	$131,263	$8,698	$—	$—	$139,961
Commodity derivative losses (realized)	(17,589)	—	—	—	(17,589)
Commodity derivative losses (unrealized)	(1,096)	—	—	—	(1,096)
Other	4,079	58	5,946	(4,626)	5,457

Total revenues	116,657	8,756	5,946	(4,626)	126,733

EXPENSES:
Oil and natural gas production	46,027	2,031	1,509	—	49,567
Transportation expense	7,285	—	—	(4,370)	2,915
Depletion, depreciation, amortization and impairment	15,529	787	173	—	16,489
Accretion of abandonment liability	1,389	71	22	—	1,482
General and administrative, net of amounts capitalized	10,685	630	213	(256)	11,272
Amortization of deferred loan costs	3,050	—	—	—	3,050
Interest, net	3,663	—	(1,394)	—	2,269

Total expenses	87,628	3,519	523	(4,626)	87,044

Equity in subsidiary income	6,216	—	—	(6,216)	—

Income before income taxes	35,245	5,237	5,423	(6,216)	39,689
Income tax expense	11,644	2,246	2,198	—	16,088

Income before minority interest in Marquez Energy	23,601	2,991	3,225	(6,216)	23,601
Minority interest in Marquez Energy	95	—	—	—	95

Net income	$23,506	$2,991	$3,225	$(6,216)	$23,506

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS—

YEAR ENDED DECEMBER 31, 2005 (Unaudited) (Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$186,130	$4,962	$—	$—	$191,092
Commodity derivative losses (realized)	(22,870)	—	—	—	(22,870)
Commodity derivative losses (unrealized)	(34,725)	—	—	—	(34,725)
Other	3,283	21,670	7,110	(27,607)	4,456

Total revenues	131,818	26,632	7,110	(27,607)	137,953

EXPENSES:
Oil and natural gas production	51,751	547	1,740	—	54,038
Transportation expense	6,817	—	—	(4,221)	2,596
Depletion, depreciation, amortization and impairment	21,070	313	297	—	21,680
Accretion of abandonment liability	1,663	67	22	—	1,752
General and administrative, net of amounts capitalized	16,950	125	654	(1,722)	16,007
Amortization of deferred loan costs	15,621	(665)	(1,283)	—	13,673
Interest, net	1,755	—	—	—	1,755

Total expenses	115,627	387	1,430	(5,943)	111,501

Equity in subsidiary income	5,987	—	—	(5,987)	—

Income (loss) before income taxes	22,178	26,245	5,680	(27,651)	26,452
Income tax provision (benefit)	6,026	10,221	2,211	(8,158)	10,300

Income (loss) before minority interest	16,152	16,024	3,469	(19,493)	16,152
Minority interest in Marquez Energy	(42)	—	—	—	(42)

Net income (loss)	$16,110	$16,024	$3,469	$(19,493)	$16,110

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2004 (Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,665	$—	$50	$—	$54,715
Accounts receivable	17,210	—	545	—	17,755
Inventories	1,079	—	—	—	1,079
Prepaid expenses and other current assets	3,244	—	187	—	3,431
Notes receivable—officers	1,420	—	—	—	1,420
Income tax receivable	3,906	—	—	—	3,906
Deferred income taxes	209	—	—	—	209
Commodity derivatives	5,300	—	—	—	5,300

TOTAL CURRENT ASSETS	87,033	—	782	—	87,815

PROPERTY, PLANT & EQUIPMENT, NET	158,562	24,846	15,155	—	198,563
COMMODITY DERIVATIVES	4,855	—	—	—	4,855
INVESTMENTS IN AFFILIATES	56,495	—	—	(56,495)	—
DEFERRED LOAN COSTS	6,596	—	—	—	6,596
OTHER	1,053	—	—	—	1,053

TOTAL ASSETS	$314,594	$24,846	$15,937	$(56,495)	$298,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,038	$—	$347	$—	$19,385
Undistributed revenue payable	4,774	—	—	—	4,774
Current maturities of long-term debt	—	—	127	—	127
Commodity derivatives	1,520	—	—	—	1,520
Repurchase of common stock	5,316	—	—	—	5,316

TOTAL CURRENT LIABILITIES	30,648	—	474	—	31,122

LONG-TERM DEBT	153,727	—	9,815	—	163,542
DEFERRED INCOME TAXES	32,208	—	—	—	32,208
ASSET RETIREMENT OBLIGATIONS	21,526	1,236	422	—	23,184
INTERCOMPANY PAYABLES (RECEIVABLES)	27,659	(14,128)	(13,531)	—	—

TOTAL LIABILITIES	265,768	(12,892)	(2,820)	—	250,056

Minority interest in Marquez Energy	387	—	—	—	387
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	48,439	37,738	18,757	(56,495)	48,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$314,594	$24,846	$15,937	$(56,495)	$298,882

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2005 (Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041	$—	$348	$—	$9,389
Accounts receivable	29,253	490	98	—	29,841
Inventories	1,753	—	—	—	1,753
Commodity derivatives	3,391	—	—	—	3,391
Prepaid expenses and other current assets	3,894	—	457	—	4,351
Income taxes receivable	4,107	—	—	—	4,107
Deferred income taxes	8,611	—	—	—	8,611

TOTAL CURRENT ASSETS	60,050	490	903	—	61,443

PROPERTY, PLANT & EQUIPMENT, NET	222,798	17,756	14,868	(21,646)	233,776
COMMODITY DERIVATIVES	69	—	—	—	69
INVESTMENTS IN AFFILIATES	69,651	—	—	(69,651)	—
OTHER	7,270	—	—	—	7,270

TOTAL ASSETS	$359,838	$18,246	$15,771	$(91,297)	$302,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,784	10	60	—	$31,854
Undistributed revenue payable	2,155	—	—	—	2,155
Current maturities of long-term debt	—	—	126	—	126
Commodity derivatives	26,397	—	—	—	26,397

TOTAL CURRENT LIABILITIES	60,336	10	186	—	60,532

LONG-TERM DEBT	169,180	—	9,763	—	178,943
DEFERRED INCOME TAXES	24,108	—	—	—	24,108
ASSET RETIREMENT OBLIGATIONS	21,507	701	441	—	22,649
INTERCOMPANY PAYABLES (RECEIVABLES)	68,381	(49,325)	(19,056)	—	—
OTHER LIABILITIES	11,992	—	—	—	11,992

TOTAL LIABILITIES	355,504	(48,614)	(8,666)	—	298,224

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,334	66,860	24,437	(91,297)	4,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$359,838	$18,246	$15,771	$(91,297)	$302,558

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003 (Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$21,770	$4,524	$5,263	—	$31,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(9,180)	(595)	(978)	—	(10,753)
Expenditures for other property and equipment	(32)	—	—	—	(32)
Proceeds from sale of oil and gas properties	1	—	—	—	1
Proceeds from sale of other property and equipment	16	—	—	—	16
Notes receivable—officers and employees	237	—	—	—	237

Net cash used in investing activities	(8,958)	(595)	(978)	—	(10,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from intercompany borrowings	8,177	(3,929)	(4,248)	—	—
Principal payments on long-term debt	(23,333)	—	—	—	(23,333)

Net cash used in financing activities	(15,156)	(3,929)	(4,248)	—	(23,333)

Net (decrease) increase in cash and cash equivalents	(2,344)	—	37	—	(2,307)
Cash and cash equivalents, beginning of year	10,716	—	8	—	10,724

Cash and cash equivalents, end of year	$8,372	$—	$45	$—	$8,417

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004 (Predecessor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$32,092	$6,094	$5,123	$—	$43,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(15,449)	(684)	(213)	—	(16,346)
Expenditures for other property and equipment	(245)	(16)	—	—	(261)
Purchase of new building	—	—	(14,653)	—	(14,653)
Proceeds from sale of oil and gas properties	1,526	—	—	—	1,526
Proceeds from sale of other property and equipment	—	—	228	—	228
Acquisition of Marquez Energy	(672)	—	—	—	(672)
Notes receivable—officers and employees	2,188	—	—	—	2,188

Net cash used in investing activities	(12,652)	(700)	(14,638)	—	(27,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from intercompany borrowings	5,815	(5,394)	(421)	—	—
Proceeds from long-term debt	262,397	—	10,000	—	272,397
Principal payments on long-term debt	(159,595)	—	(59)	—	(159,654)
Increase in deferred loan costs	(9,653)	—	—	—	(9,653)
Purchase of preferred stock and unpaid dividends	(72,000)	—	—	—	(72,000)
Contributions from Marquez Energy members	500	—	—	—	500
Distribution payments to Marquez Energy members	(611)	—	—	—	(611)

Net cash (used in) provided by financing activities	26,853	(5,394)	9,520	—	30,979

Net increase in cash and cash equivalents	46,293	—	5	—	46,298
Cash and cash equivalents, beginning of period	8,372	—	45	—	8,417

Cash and cash equivalents, end of period	$54,665	$—	$50	$—	$54,715

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005 (Successor)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$27,873	$6,174	$5,884	$—	$39,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(72,217)	(16,068)	(8)	—	(88,293)
Expenditures for other property and equipment	(1,813)	—	—	—	(1,813)
Proceeds from sale of oil and gas properties	—	44,619	—	—	44,619
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Notes receivable—officers and employees	—	1,420	—	—	1,420

Net cash (used in) provided by investing activities	(88,658)	29,971	(8)	—	(58,695)
Net proceeds from (repayments of) intercompany borrowings	37,869	(32,344)	(5,525)	—	—
Proceeds from long-term debt	59,000	—	—	—	59,000
Principal payments on long-term debt	(39,000)	(4,684)	(53)	—	(43,737)
Increase in deferred loan costs	(817)	—	—	—	(817)
Payments of dividends	(35,000)	—	—	—	(35,000)
Distribution payments to Marquez Energy member	—	(707)	—	—	(707)
Repurchase common stock	(5,301)	—	—	—	(5,301)

Net cash used in financing activities	16,751	(37,735)	(5,578)	—	(26,562)

Net (decrease) increase in cash and cash equivalents	(44,034)	(1,590)	298	—	(45,326)
Cash and cash equivalents, beginning of period	53,075	1,590	50	—	54,715

Cash and cash equivalents, end of period	$9,041	$—	$348	$—	$9,389