Form 10-Q
period 2006-03-31
Venoco, Inc.
filed 2006-05-16
CIK 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

N/A

(Former name or former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐  Accelerated Filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐          NO ☒

As of March 31, 2006, there were 32,692,500 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2006

PART I – FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31,	March 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,389	$14,485
Accounts receivable, net of allowance for doubtful accounts of $759 and $1,218 at December 31, 2005 and March 31, 2006, respectively	29,841	39,430
Inventories	1,753	1,386
Prepaid expenses and other current assets	4,351	5,777
Income tax receivable	4,107	4,252
Deferred income taxes	8,611	8,635
Commodity derivatives	3,391	6,399
Total current assets	61,443	80,364
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties (full cost method, of which $2,275 and $2,750 for unproved properties were excluded from amortization at December 31, 2005 and March 31, 2006, respectively)	269,922	759,235
Drilling equipment	7,947	9,013
Other property and equipment	27,424	15,316
Total property, plant and equipment	305,293	783,564
Accumulated depletion, depreciation, amortization and impairment	(71,517)	(77,981)
Net property, plant and equipment	233,776	705,583
OTHER ASSETS:
Commodity derivatives	69	7,359
Deferred loan costs	5,658	19,121
Other	1,612	2,717
Total other assets	7,339	29,197
TOTAL ASSETS	$302,558	$815,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,134	$45,949
Undistributed revenue payable	2,155	13,683
Interest payable	720	4,011
Current maturities of long-term debt	126	—
Commodity derivatives	26,397	27,493
Total current liabilities	60,532	91,136
LONG-TERM DEBT	178,943	628,743
DEFERRED INCOME TAXES	24,108	28,100
COMMODITY DERIVATIVES	11,992	22,616
ASSET RETIREMENT OBLIGATIONS	22,649	33,619
OTHER LONG-TERM LIABILITIES	—	3,037
Total liabilities	298,224	807,251
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 32,692,500 shares issued and outstanding at December 31, 2005 and March 31, 2006)	327	327
Additional paid-in capital	20,976	21,364
Retained earnings (accumulated deficit)	(3,785)	(2,934)
Accumulated other comprehensive loss	(13,184)	(10,864)
Total stockholders’ equity	4,334	7,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,558	$815,144

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2006
REVENUES:
Oil and natural gas sales	$42,038	$51,271
Commodity derivative losses (realized)	(3,565)	(6,062)
Commodity derivative losses (unrealized)	(25,595)	(9,508)
Other	1,079	1,714
Total revenues	13,957	37,415
EXPENSES:
Oil and natural gas production	11,930	12,322
Transportation expense	680	805
Depletion, depreciation and amortization	5,653	6,694
Accretion of abandonment liability	442	470
General and administrative, net of amounts capitalized	3,116	4,406
Amortization of deferred loan costs	345	338
Interest, net	3,497	3,773
Total expenses	25,663	28,808
Income (loss) before minority interest and income taxes	(11,706)	8,607
Income tax provision (benefit)	(4,930)	3,500
Net income (loss) before minority interest	(6,776)	5,107
Minority interest in Marquez Energy	42	—
Net income (loss)	$(6,818)	5,107

Earnings per common share:
Basic	$(0.21)	$0.16
Diluted	$(0.21)	$0.15

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2005	2006

Net income (loss)	$(6,818)	$5,107
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	161	(1,022)
Changes in fair value of effective portion of outstanding hedging positions	(11,647)	(1,297)
Other comprehensive loss	(11,486)	(2,319)
Comprehensive income (loss)	$(18,304)	$2,788

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(6,818)	$5,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	5,653	6,694
Accretion of abandonment liability	442	470
Deferred income taxes (benefit)	(6,167)	2,186
Share-based compensation	—	647
Amortization of deferred loan costs	353	338
Amortization of bond discounts	34	34
Minority interest in undistributed earnings	42	—
Unrealized commodity derivative losses and amortization of premiums	26,148	11,246
Changes in operating assets and liabilities:
Accounts receivable	(6,429)	4,646
Inventories	(26)	367
Prepaid expenses and other current assets	(963)	(523)
Income tax receivable	1,237	(145)
Other assets	(55)	(87)
Accounts payable and accrued liabilities	2,438	2,805
Undistributed revenue payable	136	(48)
Net premiums paid on derivative contracts	(5,420)	(1,781)
Net cash provided by operating activities	10,785	31,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(14,302)	(28,834)
Capital expenditures for drilling equipment	(4)	(66)
Capital expenditures for other property and equipment	(110)	(737)
Proceeds from sale of oil and gas properties	44,619	3,031
Increase in cash restricted for investment in oil and gas properties	(44,619)	—
Acquisition of TexCal Energy, net of cash acquired	—	(445,523)
Acquisition of Marquez Energy, LLC	(14,628)	—
Notes receivable—officers	1,420	—
Net cash used in investing activities	(27,624)	(472,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	13,000	469,529
Principal payments on long-term debt	(4,648)	(10,033)
Deferred loan costs	(290)	(13,801)
Dividend paid to shareholder	(35,000)	(426)
Distribution payments to Marquez Energy members	(707)	—
Repurchase of common shares	(5,207)	—
Net cash (used in) provided by financing activities	(32,852)	445,269
Net (decrease) increase in cash and cash equivalents	(49,691)	5,096
Cash and cash equivalents, beginning of period	54,715	9,389
Cash and cash equivalents, end of period	$5,024	$14,485
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$180	$619
Cash paid for income taxes	$—	$1,200
Supplemental Disclosure of Noncash Activities—
Decrease (increase) in accrued capital expenditures	$(1,048)	$2,963
Distribution of land and building	$—	$13,399
Distribution of building note payable	$—	$9,857

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   BASIS OF PRESENTATION

Description of Operations — Venoco, Inc. (“Venoco” or the “Company”), a Delaware corporation, is engaged in the business of acquiring interests in, and exploring for and developing, oil and natural gas properties with a focus offshore and onshore California and with additional operations in Texas.

Condensed Consolidated Financial Statements—The condensed unaudited consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. Venoco’s 2005 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

Stock Split—All common share amounts in the accompanying financial statements have been adjusted for the 1,000-for-one reverse stock split effected on February 10, 2005 and a one-for-7,500 stock split approved by the board of directors of the Company on October 13, 2005 and effected on November 8, 2005.

Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share. Basic net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The only securities considered dilutive are the Company’s non-qualified stock option awards.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months ended March 31,
	2005	2006
Net income (loss)	$(6,818)	$5,107
Adjustments to net income for dilution	—	—

Net income adjusted for the effect of dilution	$(6,818)	$5,107

Basic weighted average common shares outstanding	32,693	32,693
Add: dilutive effect of stock options	—	1,169

Diluted weighted average common shares outstanding	32,693	33,862

Basic earnings per common share	$(0.21)	$0.16
Diluted earnings per common share	$(0.21)	$0.15

Common Control Merger— On March 21, 2005, the Company acquired Marquez Energy, a Colorado limited liability company that was majority-owned and controlled by Tim Marquez. Because of the common ownership of Marquez Energy and the Company, this acquisition has been recorded in a manner similar to a pooling-of-interests. Common control occurred in July 2004 when Tim Marquez acquired an additional 53% of the Company’s common stock bringing his common stock holdings to 94%. The Company’s financial statements have been adjusted to give effect to the acquisition of Marquez Energy as if it had occurred in July 2004.

2.   ACQUISITIONS

TexCal Energy. On March 31, 2006, the Company acquired 100% of the members’ interest in TexCal Energy (LP) LLC (the “TexCal Acquisition”), an independent exploration and production company with properties in Texas and California, for approximately $456.6 million in cash and transaction costs of $14.4 million. TexCal had proved reserves of 31.4 MMBOE as of December 31, 2005 according to a reserve report prepared by TexCal’s independent engineers. TexCal’s operations are located entirely onshore and are concentrated in the Gulf Coast region of Texas and in the Sacramento Basin in California. The Company financed the acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on their estimated fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Venoco as of the date of the acquisition.

The cash consideration paid for the TexCal Acquisition was preliminarily allocated as follows (in thousands):

Purchase Price Allocation
Current assets	$25,834
Oil and gas properties	459,526
Other non-current assets	1,018
Current liabilities	(22,052)
Asset retirement obligations	(7,722)
Cash consideration	$456,604

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2006 give effect to the TexCal Acquisition as if it had been completed as of January 1, 2005 and January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that we believe are reasonable and on currently available information (in thousands except per share amounts).

	Three Months Ended March 31,
	2005	2006

Net revenues	$25,803	$66,166
Net income (loss)	$(6,844)	$13,105
Basic earnings (loss) per common share:	$(0.21)	$0.40

Marquez Energy. On March 21, 2005, the Company acquired Marquez Energy, a Colorado limited liability company that was majority-owned and controlled by Tim Marquez. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay Marquez Energy’s existing debt. As discussed in Note 1, for financial reporting purposes the acquisition was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

The Marquez Energy acquisition added proved reserves of approximately 2.0 MMBOE as of December 31, 2004 based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The $16.8 million purchase price for Marquez Energy was based on members’ equity per Marquez Energy’s unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI conducted a supplemental evaluation of the Marquez Energy properties as of year-end 2005, and NSAI or another nationally recognized engineering firm will conduct a further supplemental evaluation as of year-end 2006. In the event that the year-end 2006 evaluation attributes proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, an additional payment will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25 million. No additional payments were due as a result of an evaluation performed by NSAI as of December 31, 2005.

3.   SALES OF PROPERTIES

In January 2006, the Company sold 35% of its interests in the Willows-Beehive Bend and Bounde Creek gas fields for $3.0 million. No gain was recognized from the sale for financial reporting purposes. The Company applied the proceeds of the sale to reduce the capitalized cost of oil and natural gas properties.

In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field (“BMC”), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. In order to facilitate a like-kind exchange of the Company’s BMC property under Section 1031 of the Internal Revenue Code, the proceeds from the sale of $44.6 million were deposited with a qualified intermediary. The Company acquired qualified replacement properties of approximately $15.6 million prior to the 180 day deadline, which expired on September 27, 2005. Included in the qualified replacement properties acquired was a portion of the Marquez Energy properties. The Company has deferred a portion of the gain on sale of the BMC property under the provisions of section 1031 of the Internal Revenue Code. However, since the qualified replacement property acquired is less than the proceeds from the sale of the BMC property, the Company recognized for tax purposes a gain on the sale of the BMC property of approximately $27.9 million and incurred an associated tax liability of $11.1 million. In accordance with its accounting policies, the Company did not recognize a gain on sale for financial reporting purposes, but applied the proceeds to reduce the capitalized cost of its oil and natural gas properties. At March 31, 2005, the Company had not recorded a gain on the sale of the BMC property, but applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and recorded the cash received as restricted for investment in oil and natural gas properties.

4.   LONG-TERM DEBT

Long term debt consisted of the following as of the dates indicated (in thousands):

	December 31, 2005	March 31, 2006

Revolving credit facility due March 2009	$20,000	$129,529
Second lien term loan due March 2011	—	350,000
8.75% senior notes due December 2011	149,180	149,214
5.79% mortgage on office building due January 2015	9,889	—
Total long-term debt	179,069	628,743
Less: current portion of long-term debt	(126)	—
Long-term debt, net of current portion	$178,943	$628,743

The Company financed the TexCal Acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. On March 30, 2006, the Company borrowed $350 million pursuant to the second lien term loan. The Company entered into the second amendment and restatement of its existing revolving credit facility on March 30, 2006. On March 31, 2006, the Company borrowed approximately $119.5 million under the amended revolving credit facility to finance the remainder of the TexCal purchase price and transaction costs of approximately $14.4 million. The term loan facility was amended and restated as of April 28, 2006 and the revolving credit facility was further amended on May 2, 2006.  The following summarizes certain terms of the credit facilities as amended.

The amended revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million. Principal on the term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009.  Pursuant to mandatory prepayment provisions set forth in the credit facilities, substantially all of the proceeds of asset sales and additional borrowings (except for certain unsecured borrowings and additional borrowings under the revolving credit facility), and up to 50% of the proceeds of equity issuances, must be used to reduce amounts outstanding under one or both facilities. The Company may from time to time make optional prepayments on outstanding loans. Under the term loan facility, optional prepayments made prior to March 30, 2008 are subject to a prepayment premium. The revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and is guaranteed by each of its subsidiaries other than Ellwood Pipeline, Inc. The term loan facility is secured by second priority liens on the same collateral as the revolving credit facility. A collateral trust agreement has been entered into in order to provide, for the benefit of the holders of the Company’s senior notes, liens on the Company’s property that are equal and ratable with the liens securing the term loan facility. At such time as all liens securing outstanding indebtedness under the revolving credit facility and the term loan facility constitute “Permitted Liens” (as defined in the indenture governing the senior notes), the collateral trust agreement will be terminated and the senior notes will no longer be secured obligations, but will be effectively junior in right of payment to the indebtedness under the revolving credit facility and the term loan facility to the extent of the value of the collateral securing those facilities.

Loans made under both facilities are designated, at the Company’s option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) a margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

Base Rate Loans under the term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from 3.00% to 3.50%. LIBO Rate Loans under the term loan facility bear interest at (i) LIBOR plus (ii) a margin ranging from 4.00% to 4.50%. In each case, the applicable margin depends on the Company’s consolidated leverage ratio and whether a public equity offering has occurred.

The agreements governing the revolving credit facility and the term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require the Company to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt.

On March 22, 2006, the Company paid a dividend consisting of 100% of its interest in 6267 Carpinteria Ave. LLC (“6267 Carpinteria”) to its sole stockholder, a trust controlled by the Company’s CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

See note 10 for a description of an interest rate hedge entered into on May 4, 2006.

5.           HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company’s hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

The components of commodity derivative losses in the consolidated income statements are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006

Realized commodity derivative losses	$3,565	$6,062
Unrealized commodity derivative losses:
Change in fair value of derivatives that do not qualify for hedge accounting	23,096	8,729
Ineffective portion of derivatives qualifying for hedge accounting	2,499	779
Total unrealized commodity derivative losses	25,595	9,508
Total realized and unrealized commodity derivative losses	$29,160	$15,570

The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2005 and March 31, 2006 are summarized below. The increase in the net derivative liability from December 31, 2005 to March 31, 2006 is primarily attributable to the effect of rising oil prices and the addition of oil collars, partially offset by the effect of declining natural gas prices, the addition of oil puts and natural gas puts and collars and cash settlements of derivatives during the period (in thousands):

	December 31, 2005	March 31, 2006
Derivative assets:
Oil derivative contracts	$1,899	$2,601
Gas derivative contracts	1,561	11,157
Derivative liabilities:
Oil derivative contracts	(26,540)	(43,127)
Gas derivative contracts	(11,849)	(6,982)
Net derivative asset (liability)	$(34,929)	$(36,351)

As of March 31, 2006, an unrealized derivative fair value loss of $18.0 million ($10.9 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on the estimated fair values of derivative contracts that qualify for cash flow hedge accounting at March 31, 2006, the Company expects to reclassify net losses of $8.7 million ($5.2 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months; however, actual gains or losses may vary materially based on actual prices at the contract settlement dates.

Crude Oil Agreements. As of March 31, 2006, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at March 31, 2006 for production:
April 1 - December 31, 2006	10,500	$47.85	7,000	$59.86
January 1 - December 31, 2007	7,313	$49.72	6,115	$71.58
January 1 - December 31, 2008	4,950	$54.43	4,950	$75.38
January 1 - December 31, 2009	4,580	$53.94	4,580	$76.78

Natural Gas Agreements. As of March 31, 2006, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at March 31, 2006 for production:
April 1 - December 31, 2006	26,345	$7.18	20,345	$10.73
January 1 - December 31, 2007	21,000	$7.42	15,436	$11.46
January 1 - December 31, 2008	13,500	$8.00	11,947	$12.24
January 1 - December 31, 2009	9,500	$7.61	9,500	$12.10

The Company entered into derivative contracts for options that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts. The premiums for the derivative contract options contain an implicit interest rate factor for the difference in the derivative’s fair value at inception and the liability for payment of premiums. The Company recorded $3.9 million for the net derivative premiums payable at March 31, 2006 (including $0.9 million in accounts payable and accrued liabilities and $3.0 million in long-term liabilities), net of the discount which will be amortized into interest expense over the term of the related contracts.

As of March 31, 2006, the Company had entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas, it is not considered a derivative because it has been designated as a normal sale. The transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at a floor price of $4.85 per MCF for the period October 1, 2005 to December 31, 2006.

See note 10 for a description of an interest rate hedge entered into on May 4, 2006.

6.   ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing properties (including removal of certain onshore and offshore facilities in California) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plug and abandonment liabilities. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the asset retirement obligation and the related capitalized asset retirement costs. Capitalized costs are depleted as a component of the full cost pool using the units-of production method.

The following table summarizes the activities for the Company’s asset retirement obligations for the three months ended March 31, 2006 (in thousands):

March 31
2006

Asset retirement obligations at beginning of period	$22,757
Revisions of estimated liabilities	2,594
Liabilities incurred	9,144
Liabilities settled	—
Accretion expense	470
Asset retirement obligations at end of period	34,965
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,346)
Long-term asset retirement obligations	$33,619

Liabilities incurred includes $8.9 million of asset retirement obligations attributable to the acquisition of TexCal.

7.   SHARE-BASED PAYMENTS

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees if the grant price equaled or exceeded the market price on the date of the option grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period).  SFAS 123(R) also requires the recognition of the equity component of deferred compensation as additional paid-in capital.

In accordance with the provisions of SFAS 123(R), total stock-based compensation cost in the amount of $0.6 million was recorded as general and administrative expense for the three months ended March 31, 2006. SFAS 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment from adopting SFAS 123(R) as of January 1, 2006 to include estimated forfeitures in the calculation was not material and had no impact on earnings per share.

Equity Incentive Plan - During 2005, the Company entered into non-qualified stock option agreements with certain employees, officers and directors of the Company other than Mr. Marquez. Total options granted in 2005 through March 31, 2006 were 4,153,663 with a weighted average exercise price of $7.40 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date.

The following summarizes the Company’s stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	4,013,663	$7.04
Granted	140,000	$17.71
Exercised	—	—
Cancelled	—	—
Outstanding, end of period	4,153,663	$7.40
Exercisable, end of period	830,733
Weighted average fair value of options granted during the period	$9.84

Additional information related to options outstanding as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$6.00-$7.33	2,995,200	8.9 years	$6.12	599,040	$6.12
$8.00-$8.68	560,963	8.9 years	$8.33	112,193	$8.33
$10.67-$13.33	497,500	9.4 years	$11.53	99,500	$11.53
$20.00	100,000	9.8 years	$20.00	20,000	$20.00
	4,153,663	9.0 years	$7.40	830,733	$7.40

Pro Forma Effects - No compensation cost was recorded prior to January 1, 2006 because the issuances of the stock options were at exercise prices that were equal to or higher than their fair market value on the date of the grant.  Had the Company recognized compensation expense for all options granted based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, its pro forma net earnings and earnings per common share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share amounts):

Net income (loss) as reported	$(6,818)
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	—
Deduct:
Total stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(963)
Pro forma net income (loss)	$(7,781)

Basic earnings per common share:
As reported	$(0.21)
Pro forma	$(0.24)
Diluted earnings per common share:
As reported	$(0.21)
Pro forma	$(0.24)

The fair value of each option is estimated on the grant date using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

The following assumptions were used during the quarters ended March 31, 2005 and 2006 to compute the weighted average fair market value of options granted during the periods presented:

	Three Months Ended
	March 31,
	2005	2006
Expected option life	5 years	7 years
Risk free interest rates	3.89%	4.06%
Estimated volatility	76%	61%
Dividend yield	0.0%	0.0%
Weighted average fair market value of options granted	$4.00	$9.84

The expected life of the options is based, in part, on historical exercise patterns of the holders of options with similar terms with consideration given to how historical patterns may differ from future exercise patterns based on current or expected market conditions and employee turnover. On January 1, 2006, the Company began calculating the expected life of options granted using the “simplified method’ set forth in Staff Accounting Bulletin 107 (average of vesting period and the term of the option).  The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of other public companies with characteristics similar to the company for the past five years.

As of March 31, 2006, there was $6.3 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 3.1 years.

8.   SHAREHOLDERS’ EQUITY

On January 3, 2005, a dividend of $35.0 million was paid to the Company’s sole stockholder, a trust controlled by the Company’s CEO, from the proceeds of the issuance of the senior notes.

On March 22, 2006, the Company paid a dividend consisting of 100% of its interest in 6267 Carpinteria to its sole stockholder, a trust controlled by the Company’s CEO. 6267 Carpinteria owns the office building and related land leased by the Company in Carpinteria, California. 6267 Carpinteria had net assets of $4.7 million, including $0.4 million in cash, at the date of the dividend, including land and building with a net book value of $13.4 million and a note payable of $9.9 million.

9.   LITIGATION

Beverly Hills Litigation

Eight lawsuits have been filed by persons who are graduates of the Beverly Hills High School or citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. Six of these lawsuits name the Company as a defendant. There are approximately 1,000 plaintiffs who claim they are suffering from various forms of cancer or some other medical ailment, fear they may suffer from such maladies in the future, or are related in some manner to someone that suffered from cancer (e.g. heirs or spouses). Plaintiffs’ claims are based on alleged exposure to levels of some substances in the air, soil and water which derive from either oil field or other operations in the area. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. The Company has defense and indemnity obligations to certain other defendants in the actions. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. All cases are consolidated before one judge. The judge has ordered that all of the cases be stayed except for a test case consisting of twelve plaintiffs. The trial date for the twelve “test” plaintiffs has been moved to October 2006.

One of the Company’s insurers is currently paying for the defense of these lawsuits under a reservation of its rights. Two other insurers that provided insurance coverage to the Company (the “Declining Insurers”) have taken the position that they are not required to provide coverage relating to the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills School District (the “District”), as an additional insured on those policies, brought a declaratory relief action against those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers. The District is appealing that decision. On February 10, 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The policy issued by the insurer that is currently providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the action brought by the District. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, it may be required to bear the costs of the defense, and those costs may be material. If it is ultimately determined that the pollution exclusion or another exclusion contained in one or more of the Company’s policies applies, it will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

The Company cannot predict the cost of defense and indemnity obligations relating to the Beverly Hills litigation, if any, at the present time. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the litigation because it believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined to not be applicable, their impact on the Company’s results of operations, financial position and/or liquidity could be material.

Personal Injury Claims

On February 23, 2006, a complaint was filed in Santa Barbara Superior Court against the Company on behalf of a boy who was severely injured after falling from a cliff located on property jointly owned by the Company and another company. The complaint asserts that the Company is responsible for the boy’s injuries and that the boy is entitled to damages, including reimbursement of past medical expenses, future expenses, loss of earning capacity and general damages. The Company believes that it has no liability in this matter and intends to defend itself vigorously. The extent of the Company’s liability with respect to the claim, if any, cannot be predicted at this time but the Company does not expect it to be material. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency related to this claim because it believes that, although an unfavorable outcome may be possible, losses are not considered by management to be probable or reasonably estimable.

On March 31, 2006, a complaint was filed in District Court in Madison County, Texas against a subsidiary of the Company by the widow of an individual who was fatally injured while working as a gauger/pumper at a well operated by the subsidiary. The cause of the accident is still being investigated. The Company believes that it has insurance coverage with respect to the accident.

Other

In addition, the Company is subject to other claims and legal actions that may arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

10.   SUBSEQUENT EVENTS

On May 4, 2006, the Company entered into a swap transaction pursuant to which it hedged its interest cost on $200 million of borrowings under the term loan facility at a fixed rate of 9.9225% through May 8, 2008.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS 155. The effects of adopting of SFAS 155 on the Company’s financial statements are not known at this time.

12.   GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. (“Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the senior notes. On March 31, 2005, Marquez Energy became a Guarantor. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor. On November 1, 2005, the Company merged Marquez Energy and 217 State Street, Inc. with and into Venoco, Inc., leaving BMC and Whittier as the only Guarantors until the TexCal Acquisition. On March 31, 2006, TexCal and its four subsidiaries became Guarantors. All Guarantors are 100% owned by the Company.

The following is condensed consolidating financial information for the three months ended March 31, 2005 and 2006 and as of December 31, 2005 and March 31, 2006.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$39,645	$2,393	$—		$42,038
Commodity derivative losses (realized)	(3,565)				(3,565)
Commodity derivative losses (unrealized)	(25,595)				(25,595)
Other	785	21,670	2,047	(23,423)	1,079
Total revenues	11,270	24,063	2,047	(23,423)	13,957
EXPENSES:
Oil and natural gas production	11,063	464	403	—	11,930
Transportation expense	1,994	—	—	(1,314)	680
Depletion, depreciation and amortization	5,325	253	75	—	5,653
Accretion of abandonment liability	412	24	6	—	442
General and administrative, net of amounts capitalized	3,573	124	130	(711)	3,116
Amortization of deferred loan costs	345	—	—	—	345
Interest, net	3,778	—	(281)	—	3,497
Total expenses	26,490	865	333	(2,025)	25,663
Equity in subsidiary income	2,034	—	—	(2,034)	—
Income (loss) before income taxes	(13,186)	23,198	1,714	(23,432)	(11,706)
Income tax provision (benefit)	(6,410)	9,771	722	(9,013)	(4,930)
Income (loss) before minority interest in Marquez Energy	(6,776)	13,427	992	(14,419)	(6,776)
Minority interest in Marquez Energy	42	—	—	—	42
Net income (loss)	$(6,818)	$13,427	$992	$(14,419)	$(6,818)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$49,881	$1,390	$—	$—	$51,271
Commodity derivative losses (realized)	(6,062)	—	—	—	(6,062)
Commodity derivative losses (unrealized)	(9,508)	—	—	—	(9,508)
Other	1,435	—	1,541	(1,262)	1,714
Total revenues	35,746	$1,390	1,541	(1,262)	37,415
EXPENSES:
Oil and natural gas production	11,743	81	498	—	12,322
Transportation expense	1,640	—	—	(835)	805
Depletion, depreciation and amortization	6,601	19	74	—	6,694
Accretion of abandonment liability	449	15	6	—	470
General and administrative, net of amounts capitalized	4,697	—	136	(427)	4,406
Amortization of deferred loan costs	341	—	—	—	341
Interest, net	4,211	—	(441)	—	3,770
Total expenses	29,682	115	273	(1,262)	28,808
Equity in subsidiary income	1,526	—	—	(1,526)	—
Income before income taxes	7,590	1,275	1,268	(1,526)	8,607
Income tax provision	2,483	510	507	—	3,500
Net income	$5,107	$765	$761	$(1,526)	$5,107

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2005

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041	$—	$348	$—	$9,389
Accounts receivable	29,253	490	98	—	29,841
Inventories	1,753	—	—	—	1,753
Commodity derivatives	3,391	—	—	—	3,391
Prepaid expenses and other current assets	3,894	—	457	—	4,351
Income taxes receivable	4,107	—	—	—	4,107
Deferred income taxes	8,611	—	—	—	8,611
TOTAL CURRENT ASSETS	60,050	490	903	—	61,443
PROPERTY, PLANT & EQUIPMENT, NET	222,798	17,756	14,868	(21,646)	233,776
COMMODITY DERIVATIVES	69	—	—	—	69
INVESTMENTS IN AFFILIATES	69,651	—	—	(69,651)	—
OTHER	7,270	—	—	—	7,270
TOTAL ASSETS	$359,838	$18,246	$15,771	$(91,297)	$302,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,784	10	60	—	$31,854
Undistributed revenue payable	2,155	—	—	—	2,155
Current maturities of long-term debt	—	—	126	—	126
Commodity derivatives	26,397	—	—	—	26,397
TOTAL CURRENT LIABILITIES	60,336	10	186	—	60,532
LONG-TERM DEBT	169,180	—	9,763	—	178,943
DEFERRED INCOME TAXES	24,108	—	—	—	24,108
ASSET RETIREMENT OBLIGATIONS	21,507	701	441	—	22,649
INTERCOMPANY PAYABLES (RECEIVABLES)	68,381	(49,325)	(19,056)	—	—
OTHER LIABILITIES	11,992	—	—	—	11,992
TOTAL LIABILITIES	355,504	(48,614)	(8,666)	—	298,224
TOTAL STOCKHOLDERS’ EQUITY	4,334	66,860	24,437	(91,297)	4,334
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,838	$18,246	$15,771	$(91,297)	$302,558

CONDENSED CONSOLIDATING BALANCE SHEETS

AT MARCH 31, 2006 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$4,076	$10,409	$—	$—	$14,485
Accounts receivable	24,746	14,582	102	—	39,430
Inventories	1,386	—	—	—	1,386
Prepaid expenses and other current assets	4,542	1,235	—	—	5,777
Income taxes receivable	4,252	—	—	—	4,252
Deferred income taxes	8,635	—	—	—	8,635
Commodity derivatives	6,399	—	—	—	6,399
TOTAL CURRENT ASSETS	54,036	26,226	102	—	80,364
PROPERTY, PLANT & EQUIPMENT, NET	251,998	474,253	995	(21,663)	705,583
COMMODITY DERIVATIVES	7,359	—	—	—	7,359
INVESTMENTS IN AFFILIATES	528,562	—	—	(528,562)	—
OTHER	20,820	1,018	—	—	21,838
TOTAL ASSETS	$862,775	$501,497	$1,097	$(550,225)	$815,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$35,463	$10,485	$1	$—	$45,949
Undistributed revenue payable	2,107	11,576	—	—	13,683
Accrued interest	4,011	—	—	—	4,011
Commodity derivatives	27,493	—	—	—	27,493
TOTAL CURRENT LIABILITIES	69,074	22,061	1	—	91,136
LONG-TERM DEBT	628,743	—	—	—	628,743
DEFERRED INCOME TAXES	28,100	—	–—	—	28,100
COMMODITY DERIVATIVES	22,616	—	—	—	22,616
ASSET RETIREMENT OBLIGATIONS	24,735	8,438	446	—	33,619
INTERCOMPANY PAYABLES (RECEIVABLES)	78,577	(50,889)	(27,688)	—	—
OTHER LONG-TERM LIABILITIES	3,037	—	—	—	3,037
TOTAL LIABILITIES	854,882	(20,390)	(27,241)	—	807,251
TOTAL STOCKHOLDERS’ EQUITY	7,893	521,887	28,338	(550,225)	7,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,775	$501,497	$1,097	$(550,225)	$815,144

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$8,039	$1,133	$1,613	—	$10,785
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(13,721)	(581)	—	—	(14,302)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Proceeds from sale of oil and gas properties	—	44,619	—	—	44,619
Increase in cash restricted for investment in oil and gas properties	—	(44,619)	—	—	(44,619)
Notes receivable - officers and employees	1,420	—	—	—	1,420
Capital expenditures for property and equipment and other	(114)	—	—	—	(114)
Net cash provided by (used in) investing activities	(27,043)	(581)	—	—	(27,624)
Net proceeds from (repayments of) intercompany borrowings	2,094	(552)	(1,542)	—	—
Proceeds from long-term debt	13,000	—	—	—	13,000
Principal payments on long-term debt	(4,684)	—	36	—	(4,648)
Distribution payments to Marquez Energy member	(707)	—	—	—	(707)
Payments of dividends	(35,000)	—	—	—	(35,000)
Repurchase of common stock	(5,207)	—	—	—	(5,207)
Increase in deferred loan costs	(290)	—	—	—	(290)
Net cash used in financing activities	(30,794)	(552)	(1,506)	—	(32,852)
Net increase (decrease) in cash and cash equivalents	(49,798)	—	107	—	(49,691)
Cash and cash equivalents, beginning of period	54,665	—	50	—	54,715
Cash and cash equivalents, end of period	$4,867	$—	$157	$—	$5,024

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 (Unaudited)

(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$29,705	$855	$1,396	$—	$31,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(28,813)	(21)	—	—	(28,834)
Acquisition of Marquez Energy, LLC	—	—	—	—	—
Proceeds from sale of oil and gas properties	—	3,031	—	—	3,031
Investment in Texcal, net of cash received	(455,932)	10,409	—	—	(445,523)
Capital expenditures for property and equipment and other	(803)	—	—	—	(803)
Net cash provided by (used in) investing activities	(485,548)	13,419	—	—	(472,129)
Net proceeds from (repayments of) intercompany borrowings	5,576	(3,865)	(1,711)	—	—
Proceeds from long-term debt	469,529	—	—	—	469,529
Principal payments on long-term debt	(10,000)	—	(33)	—	(10,033)
Payments of dividends	(426)	—	—	—	(426)
Increase in deferred loan costs	(13,801)	—	—	—	(13,801)
Net cash provided by (used in) financing activities	450,878	(3,865)	(1,744)	—	445,269
Net increase (decrease) in cash and cash equivalents	(4,965)	10,409	(348)	—	5,096
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389
Cash and cash equivalents, end of period	$4,076	$10,409	$—	$—	$14,485

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 5, 2006, as well as with the financial statements and related notes and the other information appearing elsewhere in this report. For further information on our business strategy, the opportunities we intend to pursue and the risks and uncertainties to which our business is subject, see “Business and Properties—Our Strategy” and “Risk Factors” as set forth in the above referenced report on Form 10-K. Certain statements contained herein that set forth management’s intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of exploration, development and exploitation activities, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions relating to those reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures, as well as general industry and market conditions. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Venoco, Inc. and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since the change in our senior management that occurred in June 2004, we have returned to our historical strategy of devoting substantial resources to exploration, exploitation and development projects on our properties, and to the acquisition of additional properties. Pursuit of this strategy has led to increases in our oil and natural gas production. Our average net production for 2005 was 11,555 BOE/d, up 4% from an average of 11,125 BOE/d for 2004. Our net production for the first quarter of 2006 was 11,215 BOE/d, not including production attributable to our acquisition of TexCal Energy (LP) LLC, or TexCal, on March 31, 2006. We expect to increase production from our December 31, 2005 asset base in 2006 relative to 2005. Because of the anticipated overall increases in production and the effect of our hedging program, we expect revenues, not including the effect of non-cash, unrealized derivative gains and losses, to increase in 2006 compared to 2005 even if oil and natural gas prices decline moderately. We expect substantial production and revenue increases beginning in the second quarter as a result of  the TexCal Acquisition, which was completed on March 31, 2006. TexCal had average net production of 5,468 BOE/d in the first quarter of 2006. See “—Acquisitions and Divestitures—Acquisition of TexCal.” We believe that continued pursuit of our business strategy will lead to an increase in our proved reserves in 2006 and subsequent years. In the execution of our business strategy, management is principally focused on increasing our reserves of oil and natural gas and on continuing and strengthening the trend of increasing annual production through exploration, exploitation and development activities, acquisitions and the resolution of operational problems as they arise. Our management is also focused on the risks and opportunities associated with current oil and natural gas prices, which are generally high compared to historical averages, and on the goal of maximizing production rates while operating in a safe manner. Rising oil and natural gas prices created substantial unrealized commodity derivative losses in 2005 and in the first quarter of 2006 which served to suppress earnings reported in those periods. These unrealized losses, which totaled $9.5 million in the first quarter of 2006, resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as commodity derivative losses in our income statement. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production. Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through December 2009, while often allowing upside participation. See “—Qualitative and Quantitative Disclosures About Market Risk.”

Capital Expenditures

We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects. We estimate that our exploration, exploitation and development capital expenditures will be between $165 million and $195 million in 2006, including over $40 million on projects acquired as part of the TexCal Acquisition. In the first quarter of 2006, we incurred $30.8 million of capital expenditures on our projects, not including accrued capital expenditures of $2.0 million or expenditures made by TexCal prior to our acquisition of that company. Projects we expect to pursue in 2006 in the Sockeye and South Ellwood fields include over 20 redrills, recompletions and workovers. In the first quarter of 2006, we completed two workovers in the South Ellwood field and one in the Sockeye field. We also drilled two wells in the Sockeye field, one of which was completed. The other is an exploratory well that was dry at its deep target depth and is currently being tested in uphole zones. We also expect to increase water injection capabilities at these fields and to incorporate system upgrades to mitigate operating risks and enhance reliability. In the Sacramento Basin, we plan to drill over 80 new wells and to complete approximately 50 to 75 workovers and recompletions. In the first quarter of 2006, we drilled and completed eight new wells and completed nine workovers and recompletions in the Sacramento Basin. In Texas, we expect to drill approximately seven new wells and to conduct operations to increase the operating efficiency and production rates in some of the fields acquired as part of the TexCal Acquisition. Exploration activities planned for 2006 include the drilling of approximately seven exploration wells. Two of these wells were drilled in the first quarter of 2006 and both are currently being tested. We also expect to continue our aggressive leasing program in key areas. The aggregate levels of capital expenditures for 2006, and the allocation of such expenditures, are dependent on a variety of factors, including the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates.

Acquisitions and Divestitures

Acquisition of TexCal. We acquired TexCal on March 31, 2006 for $456 million in cash and transaction costs of $14.4 million. According to a reserve report prepared by DeGolyer & MacNaughton, as of December 31, 2005, TexCal had proved reserves of 31.4 MMBOE. It had average net production in the first quarter of 2006 of 5,468 BOE/d, of which 61% was natural gas and 39% was oil and condensate. The acquisition is consistent with our strategy of acquiring large, mature fields with established reserves and significant exploitation and development potential, and will provide us with substantial additions to our existing multi-year drilling inventory. TexCal acquired all of its properties in October 2004 from Tri-Union Development Corporation, or Tri-Union, which was then a debtor in proceedings under Chapter 11 of the U.S. bankruptcy code. In part due to the circumstances leading to the Tri-Union bankruptcy, capital expenditures devoted to the TexCal properties have been limited in recent years.

The acquisition was completed pursuant to a merger agreement entered into on March 30, 2006. As contemplated by the agreement, TexCal merged with one of our wholly owned subsidiaries, with TexCal as the surviving entity. TexCal made customary representations in the merger agreement regarding its business, operations and other matters, all of which expired at the closing of the transaction.

We financed the acquisition through loans advanced under our revolving credit facility and a new second lien term loan facility. We borrowed approximately $119.5 million under the revolving credit facility and $350 million under the second lien term loan facility to finance the $456 million purchase price and related transaction costs. The revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million.

Acquisition of Marquez Energy. We completed our acquisition of Marquez Energy, a Colorado limited liability company majority owned and controlled by Timothy Marquez, on March 21, 2005. According to a reserve report prepared by Netherland, Sewell & Associates, Inc., or NSAI, Marquez Energy had proved reserves of approximately 2.0 MMBOE as of December 31, 2004. The purchase price for the membership interests in Marquez Energy was $16.8 million (including a $2.0 million deposit paid in 2004). The purchase price was based on the members’ equity on Marquez Energy’s unaudited December 31, 2004 balance sheet, as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy’s proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI conducted a supplemental evaluation of the Marquez Energy properties as of year-end 2005, and NSAI or another nationally recognized engineering firm will conduct a further evaluation as of year-end 2006. In the event the year-end 2006 evaluation attributes proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI’s initial report, an additional payment will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25.0 million, including assumption of debt. No additional payments were due as a result of an evaluation conducted by NSAI as of December 31, 2005.

By purchasing Marquez Energy, we acquired natural gas properties in the Sacramento Basin that we believe possess significant exploitation, development and exploration potential. These properties, which Marquez Energy acquired beginning in January 2004, are complementary to our other properties in the Sacramento Basin. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the entire year 2005 and for the third and fourth quarters of 2004 include Marquez Energy. For the same reason, the acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with our financial results since July 1, 2004.

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

Other. In September 2005, we acquired a 100% working interest in the Willows-Beehive Bend gas field, a 100% working interest in the Bounde Creek gas field and a 65% working interest in the Arbuckle field for an aggregate price of $10.1 million, net of certain participation rights held by third parties. We operate all of the acquired fields, which are located in the Sacramento Basin. In January 2006, we sold 35% of the interests we acquired in the Willows-Beehive Bend and Bounde Creek fields for $3.0 million. In the fourth quarter of 2005, we purchased the Union Island pipeline, a 32-mile natural gas pipeline that runs from the Union Island field to a location near Pittsburg, California, for $6.1 million. We believe that ownership of the pipeline will provide us greater marketing flexibility and will allow us to maximize the value of our natural gas production from the Union Island field. We also believe that we will benefit from third party transactions involving the pipeline.

Trends Affecting our Results of Operations

Oil and natural gas prices have increased significantly since the beginning of 2004. Rising prices contributed to an increase in our oil and natural gas sales and revenues in both 2005 compared to 2004 and 2004 compared to 2003. Oil and natural gas prices have remained at high levels in 2006 compared to historical averages. Price increases in 2005, together with an increase in production volumes, resulted in a 37% increase in our oil and natural gas sales compared to 2004, although because of unrealized commodity derivative losses, our total revenues increased only 10%. Unrealized commodity derivative losses result from mark-to-market valuations of some of our derivative positions due to rising oil and natural gas prices. Any payments due to counterparties in the future on these derivatives will ultimately be funded by higher oil and natural gas prices received from the sale of production.

Our production of oil and natural gas has increased since the change in our senior management that occurred in June 2004. The management in place between mid-2002 and mid-2004 reduced capital expenditures, in part in their discretion and in part because, commencing in February 2003, a large portion of our cash flow from operations was needed to amortize the credit facility then in place, which had become a term loan. As our oil properties generally have a shallow decline rate, our oil production did not decline significantly during the period despite limited capital expenditures. We averaged oil production of 8.8 MBbl/d in 2002, 8.5 MBbl/d in 2003 and 8.5 MBbl/d in 2004. Our natural gas production declines at a higher rate when exploitation and development activities are curtailed. As a result, average natural gas production decreased from 19,655 Mcf/d in 2002 to 15,362 Mcf/d in 2003 and 14,660 Mcf/d in 2004 (excluding production from Marquez Energy). As noted above (see “—Overview”), our renewed focus on exploration, exploitation and development projects has reversed these declines overall, with average net production rising from 11,125 BOE/d in 2004 to approximately 11,555 BOE/d in 2005. Our net production for the first quarter of 2006 was 11,215 BOE/d, not including any production attributable to our acquisition of TexCal on March 31, 2006. Relative to the first quarter of 2005, production volumes in the first quarter of 2006 were significantly impacted by heavy rain and flooding in northern California in 2006, which resulted in shut in production, the delayed timing of additional saltwater injection facilities, which timing limited production from some wells in the first quarter of 2006, and the sale of our Big Mineral Creek field, which averaged net production of 547 BOE/d in the first quarter of 2005 and was sold on March 31, 2005. TexCal had average net production of 5,468 BOE/d in the first quarter of 2006, compared to 3,076 BOE/d in the first quarter of 2005. The addition of production from the TexCal properties will significantly increase our average net production in the second quarter. We also expect to increase production from our December 31, 2005 asset base in 2006 relative to 2005.

In order to manage and maximize our growth, we have been increasing our professional staff, and this has resulted in increased general and administrative costs. The TexCal Acquisition will further increase those costs. We do not expect those costs to grow on a per barrel basis. However, we have not to date fully quantified the costs we expect to incur with respect to Sarbanes-Oxley Act compliance, and those costs may be significant.

The indebtedness we incurred in the TexCal transaction significantly increased our debt service obligations. Satisfaction of those obligations will require a substantial portion of the operating cash flow generated from the properties we acquired in the transaction. See “—Liquidity and Capital Resources—Capital Resources and Requirements.”

Internal Control Over Financial Reporting

In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, we have historically operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of their 2005 audit, concluded that material weaknesses in our internal controls existed in 2005. We are addressing these issues by adopting more extensive accounting controls and financial review procedures and by hiring a Chief Accounting Officer to oversee our financial reporting processes. We have also retained an independent consulting firm with considerable experience in the area of Sarbanes-Oxley Act compliance to assist us in documenting our policies, procedures and internal control over financial reporting, assessing the effectiveness of the design of those controls and testing whether those controls are operating as designed. In the course of this process, we have hired additional accounting staff in the first quarter of 2006 and expect to hire additional accounting staff and to take other measures to further enhance our internal controls. We will continue to engage additional outside advisors as appropriate.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the quarters ended March 31, 2005 and 2006.

	Quarter Ended March 31,
	2005	2006
Production Volume:
Natural gas (MMcf)	1,886	1,862
Oil (MBbls)	843	699
MBOE	1,157	1,009
Daily Average Production Volume:
Natural gas (Mcf/d)	20,951	20,689
Oil (Bbls/d)	9,365	7,767
BOE/d	12,857	11,215
Oil Price per Bbl Produced (in dollars):
Realized price before hedging loss	$39.88	$51.87
Realized hedging loss	(4.03)	(8.12)
Net realized	$35.85	$43.75
Natural Gas Price per Mcf (in dollars):
Realized price before hedging loss	$6.06	$7.60
Realized hedging loss	(0.09)	(0.21)
Net realized	$5.97	$7.39
Average Sale Price per BOE	$36.14	$45.82
Expense per BOE:
Production expenses(1)	$10.31	$12.21
Transportation expenses	0.59	0.80
Depreciation, depletion and amortization	4.89	6.63
General and administrative expense(2)	2.69	4.37
Interest expense, net(2)	3.02	3.74

(1)           Production expenses are comprised of oil and natural gas production expenses and production taxes.

(2)           Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005

Oil and Natural Gas Revenues. Oil and natural gas revenues increased $9.2 million, or 22%, to $51.3 million for the quarter ended March 31, 2006 from $42.0 million for the same period in 2005. The increase was attributable to rising oil and natural gas prices.

Oil revenues increased by $6.5 million in the first quarter of 2006, or 21%, to $37.1 million compared to $30.6 million in the first quarter of 2005. Oil production fell 17%, with production of 699 MBbl in the first quarter of 2006 compared to 843 MBbl in the first quarter of 2005. Production volumes in the first quarter of 2006 were significantly impacted relative to the same period in 2005 by the delayed timing of additional saltwater injection facilities, which timing limited production from some wells in the first quarter 2006, and the sale of our Big Mineral Creek field, which averaged net production of 547 BOE/d in the first quarter of 2005 and was sold on March 31, 2005. Our average realized price for oil increased $11.99, or 30%, to $51.87 per Bbl for the period. We hedged 64% of our oil production during the period (excluding floors), resulting in realized hedging losses of $8.12 per Bbl and unrealized hedging losses of $16.25 per Bbl. Total hedging losses on oil were $24.37 per Bbl.

Natural gas revenues increased $2.7 million in the first quarter of 2006, or 24%, to $14.2 million compared to $11.4 million in the first quarter of 2005. Natural gas production decreased 1%, with production of 1,862 MMcf compared to 1,886 MMcf in the first quarter of 2005. Natural gas production was negatively impacted by heavy rain and flooding in northern California in 2006, which resulted in shut in production. Our average realized price for natural gas increased $1.54, or 25%, to $7.60 per Mcf for the period. We hedged 72% of our natural gas production during the period (excluding floors), resulting in realized hedging losses of $0.21 per Mcf and unrealized hedging gains of $0.99 per Mcf. Total hedging gains on natural gas were $0.78 per Mcf.

Total revenues increased $23.5 million, or 168%, to $37.4 million in the first quarter of 2006 compared to $14.0 million in the first quarter of 2005. This increase primarily resulted from the 22% increase in oil and natural gas revenues and the net effect on total revenues of commodity derivative losses. Realized commodity derivative losses increased $2.5 million, or 70% to $6.1 million, in the first quarter of 2006 as compared with the same period in 2005. Unrealized commodity derivative losses were $9.5 million in the first quarter of 2006, a 63% reduction from the $25.6 million in unrealized commodity derivative losses in the first quarter of 2005. The changes in commodity derivative losses are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized losses. Other revenue also increased 59%, from $1.1 million in the first quarter of 2005 to $1.7 million in the first quarter of 2006. This increase was primarily due to revenues of $0.5 million from a pipeline which we acquired in the fourth quarter of 2005.

Production Expenses. Production expenses increased $0.4 million, or 3%, to $12.3 million in the first quarter of 2006 from $11.9 million in the first quarter of 2005. This change represents additional operated wells and typical variation in production costs due to the timing of recurring expenditures. On a per unit basis, the incurred expenses resulted in an increase in costs in the quarter of $1.90 per BOE, from $10.31 per BOE in the first quarter of 2005 to $12.21 per BOE in the first quarter of 2006. This change is primarily due to changes in our oil production volumes between the periods. A significant component of our oil production expenses consists of fixed costs associated with our offshore platforms. Accordingly, per unit costs fluctuate based on changes in volumes of oil produced.

Transportation Expenses. Transportation expenses increased 18%, from $0.7 million in the first quarter of 2005 to $0.8 million in the first quarter of 2006. This was primarily attributable to an increase in the number of barge shipments related to our South Ellwood production in first quarter of 2006 compared to the first quarter of 2005. On a per BOE basis, transportation expenses increased $0.21 per BOE, from $0.59 per BOE in the first quarter of 2005 to $.80 per BOE in the first quarter of 2006.

Depletion, Depreciation and Amortization (DD&A). DD&A expense increased $1.0 million, or 18%, to $6.7 million in the first quarter of 2006 from $5.7 million in the first quarter of 2005. DD&A expense rose $1.74 per BOE, from $4.89 per BOE in the first quarter of 2005 to $6.63 per BOE in the first quarter of 2006. This was due to changes in estimated future development costs and development costs incurred in 2005 and downward revisions in proved reserves during 2005, which had the collective effect of increasing the depletion rate per unit. The majority of this change occurred in 2005.

Accretion of Abandonment Liability. Accretion expense increased by a minimal amount. Accretion expense was $470,000 in the first quarter of 2006 compared to $442,000 in the first quarter of 2005. The increase was due to an increase in abandonment liability associated with additional wells.

General and Administrative (G&A). G&A expense increased $1.3 million, or 41%, to $4.4 million in the first quarter of 2006 from $3.1 million in the first quarter of 2005. Of the total increase, $0.6 million, or 46%, related to the implementation of FAS 123R, share based payments, which amount is a non cash expense. The incurrence of $0.4 million in costs related to systems conversions and Sarbanes Oxley compliance activities represented 31% of the increase. We have increased the depth of our organization in order to position us for growth and to more effectively exploit our asset base by adding professional, technical and support staff, and this also contributed to the increase in G&A expense.

Interest Expense and Amortization of Deferred Loan Costs. Interest expense, net of interest income and capitalized interest, increased $0.3 million, or 8%, to $3.8 million in the first quarter of 2006 from $3.5 million in the first quarter of 2005. The change was primarily due to increased debt incurred in late March 2006. Amortization of deferred loan costs did not change significantly.

Income tax expense. Income tax expense in the first quarter of 2006 was $3.5 million, representing a $8.4 million increase, as compared to a tax (benefit) provision of ($4.9) million in the first quarter of 2005. The increase was due to the increase in taxable income in the period.

Net Income. Net income for the first quarter of 2006 was $5.1 million as compared to a net loss of $6.8 million in the first quarter of 2005. The largest factors in the change were the effect of commodity derivative losses and increase in oil and gas prices.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Quarter Ended March 31,
	2005	2006
	(in thousands)
Cash provided by operating activities	$10,785	$31,956
Cash used in investing activities	(27,624)	(472,129)
Cash provided by (used in) financing activities	(32,852)	445,269

Net cash provided by operating activities was $32.0 million in the first quarter of 2006 compared with $10.8 million in the first quarter of 2005. Cash flows from operating activities during the first quarter of 2006 were favorably impacted by a $9.2 million increase in oil and natural gas sales (primarily related to an increase in oil and natural gas prices), a $10.9 million increase in cash generated from receivable collections and a $3.6 million decrease in cash paid for premiums on derivative contracts.

Net cash used in investing activities was $472.1 million in the first quarter of 2006 compared with $27.6 million in the first quarter of 2005. The primary investing activities in the first quarter of 2006 include $445.5 million paid in cash to acquire TexCal (net of TexCal cash) and $28.8 million in expenditures for oil and gas properties, net of accrued capital expenditures of $2.0 million. The primary investing activities in the first quarter of 2005 consisted of $14.6 million paid to acquire Marquez Energy, $14.3 million in expenditures for oil and gas properties and proceeds received from the sale of the Big Mineral Creek field of $44.6 million. At March 31, 2005, the proceeds from the sale of Big Mineral Creek were held as restricted cash pending reinvestment in like-kind oil and gas properties.

Net cash provided by financing activities was $445.3 million in the first quarter of 2006 compared to a use of cash of $32.9 million in the first quarter of 2005. Proceeds from long-term debt in the first quarter of 2006 included $350.0 million borrowed under the term loan facility and $119.5 million borrowed under the revolving credit facility, which amounts were used to fund the acquisition of TexCal and $13.8 million in loan costs. Net cash used in financing activities in the first quarter of 2005 was $32.9 million and primarily resulted from the payment of a $35.0 million dividend to our sole stockholder and $5.2 million paid to repurchase common shares, partially offset by $13.0 million in new borrowings and principal payments on long-term debt of $4.6 million. In addition, we paid a dividend to our sole stockholder in the first quarter of 2006 that consisted of our interest in 6267 Carpinteria Avenue LLC, and that entity held $0.4 million in cash at the time the dividend was paid.

Capital Resources and Requirements

We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures in 2006 will be between $165 million and $195 million, including over $40 million on projects acquired as a part of the TexCal Acquisition. In the first quarter of 2006, we incurred $30.8 million of capital expenditures on our projects, not including accrued capital expenditures of $2 million or expenditures made by TexCal prior to our acquisition of that company. We intend to finance our exploration, exploitation and development capital expenditures for 2006 primarily with cash flow from operations and, as needed, additional borrowings under our revolving credit facility. The revolving credit facility has an aggregate maximum loan amount of $300 million and currently has a borrowing base of $200 million. As of May 10, 2006, there was approximately $149.5 million outstanding under the revolving credit facility.

We entered into a second lien term loan facility and increased borrowings under our revolving credit facility in order to finance the TexCal Acquisition. On March 30, 2006, we borrowed $350 million pursuant to the second lien term loan facility. On March 31, 2006, we borrowed $119.5 million under the revolving credit facility. Principal on the second lien term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009. Pursuant to mandatory prepayment provisions set forth in the credit facilities, substantially all of the proceeds of asset sales and additional borrowings (except for certain unsecured borrowings and additional borrowings under the revolving credit facility), and up to 50% of the proceeds of equity issuances, must be used to reduce amounts outstanding under one or both facilities. We may from time to time make optional prepayments on outstanding loans. Under the second lien term loan facility, optional prepayments made prior to March 2008 are subject to a prepayment premium.

Loans made under both facilities are designated, at our option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from zero to

0.75%, based upon the percentage of the total borrowing base represented by outstanding borrowings. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) a margin ranging from 1.50% to 2.25%, also based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

Base Rate Loans under the second lien term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) 3.50%. LIBO Rate Loans under the second lien term loan facility bear interest at LIBOR plus 4.50%. Each of the applicable margins could decrease 0.50% in the event of completion of a public offering of our common stock for so long as our consolidated leverage ratio is less than 3:1.

The agreements governing the revolving credit facility and the second lien term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require us to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt.

As of April 30, 2006, amounts outstanding under the credit facilities bore interest at a weighted average interest rate of 9.16%. We expect that debt service obligations under our debt agreements will total approximately $14.3 million for the second quarter of 2006. Our debt service obligations under the credit facilities may increase if market interest rates rise. See “—Quantitative and Qualitative Disclosures About Market Risk.”

Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which performance is subject to prevailing economic conditions, commodity prices and a variety of other factors. We have filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a planned public offering of our common stock. In the event the offering is consummated, we intend to use the net proceeds to reduce amounts outstanding under our credit facilities and thereby gain greater financial flexibility.

If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or fund a portion of the expenditures using borrowings under our revolving credit facility or other sources. Until we increase our liquidity, our ability to make significant acquisitions will be limited. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to the mandatory prepayment provisions in our credit facilities described above, our ability to respond to a shortfall in our expected liquidity by selling assets, issuing equity securities or incurring additional indebtedness would be limited by provisions in the facilities that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of the facilities. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options (including collars) and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for approximately 71% of our oil production and approximately 14% of our natural gas production during the year ended December 31, 2005. We had hedging contracts (excluding floors) in place for approximately 64% of our oil production and approximately 72% of our natural gas production during the quarter ended March 31, 2006.

We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because such amounts bear interest at variable rates. At March 29, 2006, immediately prior to the TexCal Acquisition, we had $10 million of indebtedness outstanding under our revolving credit facility. In connection with that transaction, we drew down an additional $119.5 million under that facility, and we borrowed $350 million under the second lien term loan facility. As of March 31, 2006, there was approximately $479.5 million outstanding under those facilities. On May 4, 2006, we entered into a swap transaction pursuant to which we hedged our interest cost on $200 million of borrowings under the term loan facility at a fixed rate of 9.9225% through May 8, 2008.  A 1.0% increase in interest rates on unhedged variable rate borrowings of $279.5 million at March 31, 2006 would result in additional interest expense of $2.8 million.

Cumulative Effect of Derivative Transactions

Oil. As of March 31, 2006, we had entered into option (including collar) and swap agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Oil hedges at March 31, 2006 for production:
April 1—December 31, 2006	10,500	$47.85	7,000	$59.86
January 1—December 31, 2007	7,313	$49.72	6,115	$71.58
January 1—December 31, 2008	4,950	$54.43	4,950	$75.38
January 1—June 30, 2009	4,580	$53.94	4,580	$76.78

Natural Gas. As of March 31, 2006, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas hedges at March 31, 2006 for production:
April 1—December 31, 2006	26,345	$7.18	20,345	$10.73
January 1—December 31, 2007	21,000	$7.42	15,436	$11.46
January 1—December 31, 2008	13,500	$8.00	11,947	$12.24
January 1—December 31, 2009	9,500	$7.61	9,500	$12.10

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of March 31, 2006 is summarized below:

		Oil
Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	NYMEX	1,000	$57.00 Fixed	Jan 1 – Dec 31, 06
Collar	NYMEX	2,000	$40.00/$51.00	Jan 1 – Dec 31, 06
Collar	NYMEX	1,000	$40.00/$51.05	Jan 1 – Dec 31, 06
Collar	NYMEX	1,000	$40.00/$57.75	Jan 1 – Dec 31, 06
Collar	NYMEX	1,500	$58.00/$74.60	Apr 1 – Dec 31, 06
Collar	NYMEX	500	$60.00/$78.70	Apr 1 – Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1 – Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1 – Dec 31, 06
Put	NYMEX	1,500	$57.00 Floor	Jan 1 – Dec 31, 06
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1 – Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1 – Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1 – Dec 31, 07
Collar	NYMEX	1,600	$53.00/$75.00	Jan 1 – Jun 30, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1 – Dec 31, 07
Put (1)	NYMEX	2,000	$58.00 Floor	Jan 1 – Dec 31, 07
Call (2)	NYMEX	566	$77.15 Cap	Jan 1 – Jun 30, 07
Call (3)	NYMEX	1,035	$81.00 Cap	Jul 1 – Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1 – Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1 – Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1 – Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1 – Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1 – Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1 – Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1 – Dec 31, 09

(1)           Option Premium deferred until each month’s settlement period ($3,087,900 total deferred)

(2)           Option Premium deferred until each month’s settlement period ($405,409 total deferred)

(3)           Option Premium deferred until each month’s settlement period ($754,206 total deferred)

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)		Term
Physical Sale	SoCal	2,000	$5.90 Floor	(1)	11/01/05 – 12/31/06
Swap	NYMEX	2,000	$6.71 Fixed		Jan 1 – Dec 31, 06
Collar	NYMEX	4,000	$6.00/$8.50		Jan 1 – Dec 31, 06
Collar	NYMEX	6,000	$9.00/$15.00		Jan 1 – Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00/$9.45		Jan 1 – Dec 31, 06
Basis Swap	PG&E Citygate	6,000	($0.035	)(2)	Jan 1 – Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor		Jan 1 – Dec 31, 06
Swap	NYMEX	3,000	$8.05 Fixed		May 1 – Dec 31, 06
Collar	NYMEX	3,000	$7.25/$11.70		May 1 – Dec 31, 06
Collar	PG&E Citygate	6,000	$6.00/$8.40		Jan 1 – Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60		Jan 1 – Dec 31, 07
Put (3)	NYMEX	10,000	$7.985 Floor		Jan 1 – Dec 31, 07
Call (4)	NYMEX	4,564	$12.15 Cap		Jan 1 – Jun 30, 07
Call (5)	NYMEX	4,310	$11.95 Cap		Jul 1 – Dec 31, 07
Put (6)	NYMEX	6,000	$8.00 Floor		Jan 1 – Dec 31, 08
Call (7)	NYMEX	4,513	$12.15 Cap		Jan 1 – Jun 30, 08
Call (8)	NYMEX	4,382	$10.60 Cap		Jul 1 – Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75		Jan 1 – Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed		Jan 1 – Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05		Jan 1 – Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed		Jul 1 – Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30		Jul 1 – Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75		Jan 1 – Dec 31, 09

(1)           The price of this contract is the first of the month NGI SoCal Border Index less $0.10 per MMBtu, with a floor of $5.899.

(2)           This basis swap locks the $6.71 NYMEX swap into a $6.675 PG&E Citygate location swap and the $6.00-$8.50 collar into a $5.965-$8.465 collar with a PG&E Citygate location for 2006.

(3)           Option Premium deferred until each month’s settlement period ($3,650,000 total deferred)

(4)           Option Premium deferred until each month’s settlement period ($776,465 total deferred)

(5)           Option Premium deferred until each month’s settlement period ($745,445 total deferred)

(6)           Option Premium deferred until each month’s settlement period ($2,755,980 total deferred)

(7)           Option Premium deferred until each month’s settlement period ($928,153 total deferred)

(8)           Option Premium deferred until each month’s settlement period ($911,203 total deferred)

Since March 31, 2006 and through May 10, 2006, we have not entered into any additional commodity price hedging contracts.

We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities mitigate our exposure to price declines and allow us the flexibility to continue to execute our capital plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our ability to fund expected capital expenditures. Finally, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

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

Changes in Fair Value

The fair value of outstanding oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per Bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	March 31, 2006
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases

Effective portion of derivatives designated as cash flow hedges	$(15.4)	$(24.7)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	$(28.9)	$(34.2)

The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the cash gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per Bbl for oil and $1.00 per MMBtu for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to lower volatility in out-month prices. In the event of actual changes in all months equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to the fact that many of the changes would be within the range of our derivative collars where the movement in fair value would typically be less than the changes in commodity prices.

With respect to oil, we had, as of March 31, 2006, NYMEX put options with a weighted average strike price of $48.11 per Bbl on 3,500 Bbl/d in the second, third and fourth quarters of 2006. With respect to natural gas, we had, as of March 31, 2006, put options with a weighted average strike price of $6.00 per MMBtu on 6,000 MMBtu/d in the second, third and fourth quarters of 2006. These put options cost an average of $2.83 per Bbl and $0.46 per MMBtu for the second, third and fourth quarters of 2006 (a total of $4.6 million), which was paid when the put options were contracted. This amount is not included in the fair value of derivatives in the table above.

See note 4 to our financial statements for a discussion of our long-term debt as of December 31, 2005 and March 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Timothy Marquez, our Chief Executive Officer, and David Christofferson, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on the evaluation, they believe that:

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

We are currently taking steps intended to enhance our internal control over financial reporting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

We appointed Douglas Griggs as our Chief Accounting Officer in January 2006. In addition, during the quarterly period ended March 31, 2006, we continued to take other actions designed to enhance our internal control over financial reporting as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Internal Control Over Financial Reporting.”  We expect that the foregoing actions will significantly enhance our internal control over financial reporting. The TexCal Acquisition may adversely affect our internal control over financial reporting until we are able to fully integrate TexCal into our internal controls systems. There have not been any other changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.            Legal Proceeding

On March 31, 2006, a complaint was filed in District Court in Madison County, Texas against a subsidiary of ours by the widow of an individual who was fatally injured while working as a gauger/pumper at a well operated by the subsidiary. The cause of the accident is still being investigated.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

In the quarterly period ended March 31, 2006, we granted options to purchase 100,000 shares of our common stock to Mark DePuy, our Chief Operating Officer. These options have an exercise price of $20.00 per share. We also granted options to purchase 40,000 shares of our common stock to Douglas Griggs, our Chief Accounting Officer. These options have an exercise price of $12.00 per share. The grant of the options was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that act. The options were granted without general solicitation or advertising. In addition, the officers to whom options were granted had access to information concerning our company, including through our public filings with the SEC, comparable to the information that would have been provided in a registration statement had the grant of the options been registered.

Item 3.            Defaults Upon Senior Securities.

Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders.

On May 9, 2006, at our annual stockholder’s meeting, our sole stockholder (i) re-elected Ed O’Donnell and Tim Brittan to our board of directors for three-year terms and (ii) approved our amended and restated 2005 Stock Incentive Plan. The term of office of each of our other directors continued after the meeting.

Item 5.            Other Information.

Not Applicable

Item 6.            Exhibits.

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

May 16, 2006	VENOCO, INC.

	By:	/s/ Timothy M. Marquez
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer

	By:	/s/ David B. Christofferson
Name: David B. Christofferson
Title: Chief Financial Officer