Form 10-Q
period 2006-06-30
Venoco, Inc.
filed 2006-08-14
CIK 1313024

Use these links to rapidly review the document
VENOCO, INC. Form 10-Q for the Quarterly Period Ended June 30, 2006 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

YES ☐ NO ☒

        As of June 30, 2006, there were 32,692,500 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,389	$13,387
Accounts receivable, net of allowance for doubtful accounts of $759 and $1,218 at December 31, 2005 and June 30, 2006, respectively	29,841	40,669
Inventories	1,753	2,177
Prepaid expenses and other current assets	4,351	5,238
Income tax receivable	4,107	2,811
Deferred income taxes	8,611	9,673
Commodity derivatives	3,391	7,507

Total current assets	61,443	81,462
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties (full cost method, of which $2,275 and $3,732 for unproved properties were excluded from amortization at December 31, 2005 and June 30, 2006, respectively)	269,922	811,916
Drilling equipment	7,947	9,956
Other property and equipment	27,424	16,133

Total property, plant and equipment	305,293	838,005
Accumulated depletion, depreciation, amortization and impairment	(71,517)	(94,782)

Net property, plant and equipment	233,776	743,223
OTHER ASSETS:
Commodity derivatives	69	6,642
Deferred loan costs	5,658	18,400
Other	1,612	3,572

Total other assets	7,339	28,614

TOTAL ASSETS	$302,558	$853,299

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,134	$43,347
Undistributed revenue payable	2,155	10,817
Interest payable	720	11,379
Current maturities of long-term debt	126	—
Commodity derivatives	26,397	33,344

Total current liabilities	60,532	98,887
LONG-TERM DEBT	178,943	658,777
DEFERRED INCOME TAXES	24,108	24,635
COMMODITY DERIVATIVES	11,992	29,394
ASSET RETIREMENT OBLIGATIONS	22,649	34,418
OTHER LONG-TERM LIABILITIES	—	1,901

Total liabilities	298,224	848,012
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 32,692,500 shares issued and outstanding at December 31, 2005 and June 30, 2006)	327	327
Additional paid-in capital	20,976	21,761
Retained earnings (accumulated deficit)	(3,785)	(2,610)
Accumulated other comprehensive loss	(13,184)	(14,191)

Total stockholders' equity	4,334	5,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,558	$853,299

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES:
Oil and natural gas sales	$45,352	$76,103	$87,390	$127,374
Commodity derivative losses—realized	(3,590)	(6,727)	(7,155)	(12,789)
Commodity derivative losses—unrealized	(2,404)	(5,469)	(27,999)	(14,977)
Other	1,012	1,666	2,091	3,380

Total revenues	40,370	65,573	54,327	102,988
EXPENSES:
Oil and natural gas production	12,352	23,196	24,282	35,518
Transportation expense	536	805	1,216	1,610
Depletion, depreciation and amortization	3,840	16,803	9,493	23,497
Accretion of abandonment liability	576	641	1,018	1,111
General and administrative, net of amounts capitalized	4,583	7,715	7,699	12,121
Amortization of deferred loan costs	676	1,133	1,021	1,471
Interest, net	3,323	14,856	6,820	18,629

Total expenses	25,886	65,149	51,549	93,957

Income (loss) before minority interest and income taxes	14,484	424	2,778	9,031
Income tax provision (benefit)	5,704	100	774	3,600

Net income (loss) before minority interest	8,780	324	2,004	5,431
Minority interest in Marquez Energy	—	—	42	—

Net income (loss)	$8,780	$324	$1,962	$5,431

Earnings per common share:
Basic	$0.27	$0.01	$0.06	$0.17
Diluted	$0.27	$0.01	$0.06	$0.16

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$8,780	$324	$1,962	$5,431
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	—	786	161	1,808
Changes in fair value of effective portion of outstanding hedging positions	(997)	(4,113)	(12,644)	(2,815)

Other comprehensive income (loss)	(997)	(3,327)	(12,483)	(1,007)

Comprehensive income (loss)	$7,783	$(3,003)	$(10,521)	$4,424

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,962	$5,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	9,493	23,497
Accretion of abandonment liability	1,018	1,111
Deferred income taxes (benefit)	(5,945)	658
Share-based compensation	—	1,309
Amortization of deferred loan costs	1,021	1,471
Amortization of bond discounts	68	226
Minority interest in undistributed earnings	42	—
Unrealized commodity derivative losses and amortization of premiums	29,105	17,771
Changes in operating assets and liabilities:
Accounts receivable	(10,166)	3,407
Inventories	(57)	(424)
Prepaid expenses and other current assets	(1,094)	1,097
Income tax receivable	6,719	241
Other assets	(326)	(736)
Accounts payable and accrued liabilities	4,065	10,304
Undistributed revenue payable	3,031	(2,914)
Net premiums paid on derivative contracts	(10,715)	(2,079)

Net cash provided by operating activities	28,221	60,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(32,050)	(83,474)
Expenditures for drilling equipment	(93)	(1,746)
Expenditures for other property and equipment	(666)	(1,554)
Proceeds from sale of oil and natural gas properties	44,619	3,031
Increase in cash restricted for investment in oil and natural gas properties	(44,619)	—
Acquisition of TexCal Energy, net of cash acquired	—	(447,519)
Acquisition of Marquez Energy, LLC	(14,628)	—
Notes receivable — officers	1,390	—

Net cash used in investing activities	(46,047)	(531,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,000	504,529
Principal payments on long-term debt	(12,677)	(15,033)
Deferred loan costs	(599)	(14,180)
Dividend paid to shareholder	(35,000)	(426)
Distribution payments to Marquez Energy members	(707)	—
Repurchase of common shares	(5,245)	—

Net cash (used in) provided by financing activities	(31,228)	474,890

Net (decrease) increase in cash and cash equivalents	(49,054)	3,998
Cash and cash equivalents, beginning of period	54,715	9,389

Cash and cash equivalents, end of period	$5,661	13,387

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$6,979	$8,239
Cash paid for income taxes	$—	$2,702
Supplemental Disclosure of Noncash Activities—
Decrease (increase) in accrued capital expenditures	$(1,391)	$(355)
Distribution of land and building	$—	$13,399
Distribution of building note payable	$—	$9,857

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION

        Description of Operations—Venoco, Inc. ("Venoco" or the "Company"), a Delaware corporation, is engaged in the business of acquiring interests in, and exploring for and developing, oil and natural gas properties with a focus offshore and onshore California and with additional operations in Texas.

        Condensed Consolidated Financial Statements—The condensed unaudited consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. Venoco's 2005 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        Stock Split—All common share amounts in the accompanying financial statements have been adjusted for the 1,000-for-one reverse stock split effected on February 10, 2005 and a one-for-7,500 stock split approved by the board of directors of the Company on October 13, 2005 and effected on November 8, 2005.

        Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share,requires presentation of "basic" and "diluted" earnings per share. Basic net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The only securities considered dilutive are the Company's non-qualified stock option awards.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$8,780	$324	1,962	$5,431
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$8,780	$324	$1,962	$5,431

Basic weighted average common shares outstanding	32,693	32,693	32,693	32,693
Add: dilutive effect of stock options	—	1,477	—	1,329

Diluted weighted average common shares outstanding	32,693	34,170	32,693	34,022

Basic earnings per common share	$0.27	$0.01	$0.06	$0.17
Diluted earnings per common share	$0.27	$0.01	$0.06	$0.16

        Common Control Merger—On March 21, 2005, the Company acquired Marquez Energy, a Colorado limited liability company that was majority-owned and controlled by Tim Marquez. Because of the common ownership of Marquez Energy and the Company, this acquisition has been recorded in a manner similar to a pooling-of-interests. Common control occurred in July 2004 when Tim Marquez acquired an additional 53% of the Company's common stock bringing his common stock holdings to

94%. The Company's financial statements have been adjusted to give effect to the acquisition of Marquez Energy as if it had occurred in July 2004.

2.     ACQUISITIONS

        TexCal Energy.    On March 31, 2006, the Company acquired 100% of the members' interest in TexCal Energy (LP) LLC (the "TexCal Acquisition"), an independent exploration and production company with properties in Texas and California, for approximately $456.8 million in cash and related financing costs of $14.4 million. TexCal had proved reserves of 31.4 MMBOE as of December 31, 2005 according to a reserve report prepared by TexCal's independent engineers. TexCal's operations are located entirely onshore and are concentrated in the Gulf Coast region of Texas and in the Sacramento Basin in California. The Company financed the acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on their estimated fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the consolidated financial statements of Venoco as of the date of the acquisition.

        The cash consideration paid for the TexCal Acquisition was preliminarily allocated as follows (in thousands):

Purchase Price Allocation
Current assets	$25,834
Oil and gas properties	459,732
Other non-current assets	1,018
Current liabilities	(22,052)
Long-term asset retirement obligations	(7,722)

Cash consideration	$456,810

        The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2005 and 2006 give effect to the TexCal Acquisition as if it had been completed as of January 1, 2005 and January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that we believe are reasonable and on currently available information (in thousands except per share amounts).

	Six Months Ended June 30,
	2005	2006
Total revenues	$67,748	$131,739
Net income	$10,771	$16,606
Basic earnings per common share:	$0.33	$0.51

        Marquez Energy.    On March 21, 2005, the Company acquired Marquez Energy, a Colorado limited liability company that was majority-owned and controlled by Tim Marquez. The Company had paid a deposit of $2 million to the members of Marquez Energy as of December 31, 2004 and on March 21, 2005 paid the remaining $14.6 million to the members of Marquez Energy and $3.2 million to Bank of Oklahoma to repay Marquez Energy's existing debt. As discussed in Note 1, for financial reporting purposes the acquisition was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

        The Marquez Energy acquisition added proved reserves of approximately 2.0 MMBOE as of December 31, 2004 based on a reserve report prepared by Netherland, Sewell and Associates, Inc. (NSAI). The $16.8 million purchase price for Marquez Energy was based on members' equity shown on Marquez Energy's unaudited December 31, 2004 balance sheet as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI conducted a supplemental evaluation of the Marquez Energy properties as of year-end 2005, and NSAI or another nationally recognized engineering firm will conduct a further supplemental evaluation as of year-end 2006. In the event that the year-end 2006 evaluation attributes proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, an additional payment will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25 million. No additional payments were due as of December 31, 2005 based on the year-end evaluation performed by NSAI.

3.     SALES OF PROPERTIES

        In January 2006, the Company sold 35% of the interests it acquired in the Willows-Beehive Bend and Bounde Creek gas fields for $3.0 million. No gain was recognized from the sale for financial reporting purposes. The Company applied the proceeds of the sale to reduce the capitalized cost of oil and natural gas properties.

        In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field ("BMC"), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. In order to facilitate a like-kind exchange of the Company's BMC property under Section 1031 of the Internal Revenue Code, the proceeds from the sale of $44.6 million were deposited with a qualified intermediary. The Company acquired qualified replacement properties of approximately $15.6 million prior to the 180 day deadline, which expired on September 27, 2005. Included in the qualified replacement properties acquired was a portion of the Marquez Energy properties. The Company has deferred a portion of the gain on sale of the BMC property under the provisions of Section 1031 of the Internal Revenue Code. However, since the price of the qualified replacement property acquired is less than the proceeds from the sale of the BMC property, the Company recognized for tax purposes a gain on the sale of the BMC property of approximately $27.9 million and incurred an associated tax liability of $11.1 million. In accordance with its accounting policies, the Company did not recognize a gain on sale for financial reporting purposes, but applied the proceeds to reduce the capitalized cost of its oil and natural gas properties. At June 30, 2005, the Company had not recorded a gain on the sale of the BMC property, but applied the sales proceeds of $44.6 million to reduce the capitalized cost of oil and natural gas properties and recorded the cash received as restricted for investment in oil and natural gas properties.

4.     LONG-TERM DEBT

        Long term debt consisted of the following as of the dates indicated (in thousands):

	December 31, 2005	June 30, 2006
Revolving credit facility due March 2009	$20,000	$159,529
Second lien term loan due March 2011	—	350,000
8.75% senior notes due December 2011	149,180	149,248
5.79% mortgage on office building due January 2015	9,889	—

Total long-term debt	179,069	658,777
Less: current portion of long-term debt	(126)	—

Long-term debt, net of current portion	$178,943	$658,777

        The Company financed the TexCal Acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. On March 30, 2006, the Company borrowed $350 million pursuant to the second lien term loan facility. The Company entered into the second amendment and restatement of its existing revolving credit facility on March 30, 2006. On March 31, 2006, the Company borrowed approximately $119.5 million under the amended revolving credit facility to finance the remainder of the TexCal purchase price and related financing costs of approximately $14.4 million. The term loan facility was amended and restated as of April 28, 2006 and the revolving credit facility was further amended on May 2, 2006. The following summarizes certain terms of the credit facilities as amended.

        The amended revolving credit facility has an aggregate maximum loan amount of $300 million and an initial borrowing base of $200 million. Principal on the second lien term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009. Pursuant to mandatory prepayment provisions set forth in the credit facilities, substantially all of the proceeds of asset sales and additional borrowings (except for certain unsecured borrowings and additional borrowings under the revolving credit facility), and up to 50% of the proceeds of equity issuances, must be used to reduce amounts outstanding under one or both facilities. The Company may from time to time make optional prepayments on outstanding loans. Under the second lien term loan facility, optional prepayments made prior to March 30, 2008 are subject to a prepayment premium. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets and is guaranteed by each of its subsidiaries other than Ellwood Pipeline, Inc. The second lien term loan facility is secured by second priority liens on the same collateral as the revolving credit facility. A collateral trust agreement has been entered into in order to provide, for the benefit of the holders of the Company's senior notes, liens on the Company's property that are equal and ratable with the liens securing the second lien term loan facility. At such time as all liens securing outstanding indebtedness under the revolving credit facility and the second lien term loan facility constitute "Permitted Liens" (as defined in the indenture governing the senior notes), the collateral trust agreement will be terminated and the senior notes will no longer be secured obligations, but will be effectively junior in right of payment to the indebtedness under the revolving credit facility and the second lien term loan facility to the extent of the value of the collateral securing those facilities.

        Loans made under the revolving credit agreement and the second lien term loan facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) a margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        Base Rate Loans under the second lien term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from 3.00% to 3.50%. LIBO Rate Loans under the second lien term loan facility bear interest at (i) LIBOR plus (ii) a margin ranging from 4.00% to 4.50%. In each case, the applicable margin depends on the Company's consolidated leverage ratio and whether the Company has completed a public equity offering.

        The revolving credit agreement and the second lien term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require the Company to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt.

        On March 22, 2006, the Company paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria Ave. LLC ("6267 Carpinteria") to its sole stockholder, a trust controlled by the Company's CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

        See Note 5 for a description of the interest rate derivative contracts entered into during the quarter ended June 30, 2006.

5.     HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The Company also utilizes swap agreements to hedge the effect of interest rate changes on a portion of its long term debt. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price or interest rate movements, they also limit future revenues from favorable price or interest rate movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        The components of commodity derivative losses in the consolidated income statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Realized commodity derivative (losses)	$(3,590)	$(6,727)	$(7,155)	$(12,789)
Unrealized commodity derivative (losses) gains:
Change in fair value of derivatives that do not qualify for hedge accounting	(5,340)	(5,110)	(28,436)	(13,839)
Ineffective portion of derivatives qualifying for hedge accounting	2,936	(359)	437	(1,138)

Total unrealized commodity derivative (losses)	(2,404)	(5,469)	(27,999)	(14,977)

Total realized and unrealized commodity derivative (losses)	$(5,994)	$(12,196)	$(35,154)	$(27,766)

        The estimated fair values of derivatives included in the condensed consolidated balance sheets at December 31, 2005 and June 30, 2006 are summarized below. The increase in the net derivative liability from December 31, 2005 to June 30, 2006 is primarily attributable to the effect of rising oil prices and the addition of oil collars, partially offset by the effect of declining natural gas prices, and natural gas puts and collars and cash settlements of derivatives during the period (in thousands):

	December 31, 2005	June 30, 2006
Derivative assets:
Oil derivative contracts	$1,899	$1,185
Gas derivative contracts	1,561	12,964
Derivative liabilities:
Oil derivative contracts	(26,540)	(56,727)
Gas derivative contracts	(11,849)	(6,011)

Net derivative asset (liability)	$(34,929)	$(48,589)

        As of June 30, 2006, an unrealized derivative fair value loss of $23.5 million ($14.2 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on the estimated fair values of derivative contracts that qualify for cash flow hedge accounting at June 30, 2006, the Company expects to reclassify net losses of $11.2 million ($6.8 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months; however, actual gains or losses may vary materially based on actual prices at the contract settlement dates.

        Crude Oil Agreements.    As of June 30, 2006, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at June 30, 2006 for production:
July 1—December 31, 2006	10,500	$47.85	7,000	$59.86
January 1—December 31, 2007	7,313	$49.72	6,115	$71.58
January 1—December 31, 2008	4,950	$54.43	4,950	$75.38
January 1—December 31, 2009	4,580	$53.94	4,580	$76.78

        Natural Gas Agreements.    As of June 30, 2006, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at June 30, 2006 for production:
July 1—December 31, 2006	27,000	$7.19	21,000	$10.71
January 1—December 31, 2007	21,000	$7.42	15,436	$11.46
January 1—December 31, 2008	13,500	$8.00	11,947	$12.24
January 1—December 31, 2009	9,500	$7.61	9,500	$12.10

        The Company entered into derivative contracts for options that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts. The premiums for the derivative contract options contain an implicit interest rate factor for the difference in the derivative's fair value at inception and the liability for payment of premiums. The Company recorded $4.1 million for the net derivative premiums payable at June 30, 2006 (including $2.2 million in accounts payable and accrued liabilities and $1.9 million in long-term liabilities), net of the discount which will be amortized into interest expense over the term of the related contracts.

        As of June 30, 2006, the Company had entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas, it is not considered a derivative because it has been designated as a normal sale. The transaction will be recorded in the financial statements when the associated delivery occurs. The Company has contracted for 2,000 MCF per day at a floor price of $4.85 per MCF for the period October 1, 2005 to December 31, 2006.

        In August 2006, the Company entered into two basis swap contracts to mitigate the risk of adverse price movements in 2007 and 2008 between the NYMEX natural gas price and PG&E Citygate index, which is the index on which the Company's Sacramento Basin natural gas sales are based. Each swap contract is for 10,000 MMbtus per day of natural gas production and requires monthly settlement. The calendar year 2007 contract calls for the Company to receive the NYMEX Last Day Settlement Price less $0.58 per MMbtu and pay the PG&E Citygate Natural Gas Index. The calendar year 2008 contract calls for the Company to receive the NYMEX Last Day Settlement Price less $0.32 and pay the PG&E Citygate Natural Gas Index.

        The Company entered into an interest rate swap transaction during the quarter ended June 30, 2006 to lock in its interest cost on $200 million of borrowings under the second lien term loan facility at a fixed rate of 9.9225%, including a 4.5% margin, through May 2008. The Company pays a fixed interest rate of 5.4225% and receives a floating interest rate based on the three-month LIBOR rate. Settlements are made quarterly beginning August 2006. The Company has not designated this interest rate swap as a hedge. The fair value of the interest rate swap of $202 at June 30, 2006 has been recorded in other assets with a corresponding credit for the unrealized gain to interest expense.

6.     ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing properties (including removal of certain onshore and offshore facilities in California) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plug and abandonment liabilities. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the asset retirement obligation and the related capitalized asset retirement costs. Capitalized costs are depleted as a component of the full cost pool using the units-of production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2006 (in thousands):

June 30, 2006
Asset retirement obligations at beginning of period	$22,757
Revisions of estimated liabilities	2,594
Liabilities incurred	9,517
Liabilities settled	(5)
Accretion expense	1,111

Asset retirement obligations at end of period	35,974
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,556)

Long-term asset retirement obligations	$34,418

        Liabilities incurred include $8.9 million of asset retirement obligations attributable to the acquisition of TexCal.

7.     SHARE-BASED PAYMENTS

        Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees if the grant price equaled or exceeded the market price on the date of the option grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period). SFAS 123(R) also requires the recognition of the equity component of deferred compensation as additional paid-in capital.

        In accordance with the provisions of SFAS 123(R), total stock-based compensation cost in the amount of $0.7 million and $1.3 million was recorded as general and administrative expense for the three and six months ended June 30, 2006. SFAS 123(R) requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment from adopting SFAS 123(R) as of January 1, 2006 to include estimated forfeitures in the calculation was not material and had no impact on earnings per share.

        Equity Incentive Plan—During 2005, the Company entered into non-qualified stock option agreements with certain employees, officers and directors of the Company other than Mr. Marquez. Total options granted in 2005 through June 30, 2006 were 4,253,663 with a weighted average exercise price of $7.58 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date.

        The following summarizes the Company's stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	4,013,663	$7.04
Granted	240,000	$16.58
Exercised	—	—
Cancelled	—	—

Outstanding, end of period	4,253,663	$7.58

Exercisable, end of period	1,561,965
Weighted average grant date fair value of options granted	$5.79

        Additional information related to options outstanding as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$6.00—$7.33	2,995,200	8.7 years	$6.12	1,198,080	$6.12
$8.00—$8.68	560,963	8.8 years	$8.33	224,385	$8.33
$10.67—$13.33	497,500	9.2 years	$11.53	99,500	$11.53
$15.00—20.00	200,000	9.7 years	$17.50	40,000	$17.50

	4,253,663	8.8 years	$7.58	1,561,965	$7.58

        Pro Forma Effects—No compensation cost was recorded prior to January 1, 2006 because the issuances of the stock options were at exercise prices that were equal to or higher than their fair market value on the date of the grant. Had the Company recognized compensation expense for all options granted based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, its pro forma net earnings and earnings per common share for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$8,780	$1,962
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	—	—
Deduct:
Total stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(357)	(1,320)

Pro forma net income	$8,423	$642

Basic earnings per common share:
As reported	$0.27	$0.06
Pro forma	$0.26	$0.02
Diluted earnings per common share:
As reported	$0.27	$0.06
Pro forma	$0.26	$0.02

        The fair value of each option is estimated on the grant date using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions including the expected volatility of the price of the underlying stock. The Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by the existing models are different from the value that the options would realize if traded in the market.

        The following assumptions were used during the six months ended June 30, 2005 and 2006 to compute the weighted average fair market value of options granted during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Expected option life	5 years	7 years	5 years	7 years
Risk free interest rates	3.90%	4.83%	3.89%	4.32%
Estimated volatility	76%	61%	76%	61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

        The expected life of the options is based, in part, on historical exercise patterns of the holders of options with similar terms with consideration given to how historical patterns may differ from future exercise patterns based on current or expected market conditions and employee turnover. On January 1, 2006, the Company began calculating the expected life of options granted using the "simplified method" set forth in Staff Accounting Bulletin 107 (average of vesting period and the term of the option). The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of other public companies with characteristics similar to the Company for the past five years.

        As of June 30, 2006, there was $6.2 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted average period of 2.9 years.

8.     SHAREHOLDERS' EQUITY

        On January 3, 2005, a dividend of $35.0 million was paid to the Company's sole stockholder, a trust controlled by the Company's CEO, from the proceeds of the issuance of the senior notes.

        On March 22, 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria to its sole stockholder, a trust controlled by the Company's CEO. 6267 Carpinteria owns the office building and related land leased by the Company in Carpinteria, California. At the date of the dividend, 6267 Carpinteria had net assets of $4.7 million, including $0.4 million in cash and land and building with a net book value of $13.4 million and a note payable of $9.9 million.

9.     LITIGATION

Beverly Hills Litigation

        Eight lawsuits have been filed by persons who are graduates of the Beverly Hills High School or citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. Six of these lawsuits name the Company as a defendant. There are approximately 1,000 plaintiffs who claim they are suffering from various forms of cancer or some other medical ailment, fear they may suffer from such maladies in the future, or are related in some manner to someone that suffered from cancer (e.g. heirs or spouses). Plaintiffs' claims are based on alleged exposure to levels of some substances in the air, soil and water which derive from either oil field or other operations in the area. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. The Company has defense and indemnity obligations to certain other defendants in the actions. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. All cases are consolidated before one judge. The judge has ordered that all of the cases be stayed except for a test case consisting of twelve plaintiffs. The trial date for the twelve "test" plaintiffs is scheduled to commence in October 2006.

        One of the Company's insurers is currently paying for the defense of these lawsuits under a reservation of its rights. Two other insurers that provided insurance coverage to the Company (the "Declining Insurers") have taken the position that they are not required to provide coverage relating to the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills School District (the "District"), as an additional insured on those policies, brought a declaratory relief action against those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers. The District is appealing that decision. On July 10, 2006 the same Los Angeles County Superior Court denied a motion for summary judgment by another of the insurers against the District on the issue of the duty to defend. On February 10, 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The policy issued by the insurer that is currently providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the action brought by the District. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it is ultimately determined that the pollution exclusion or another exclusion contained in one or more of the Company's policies applies, the Company will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

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

Personal Injury Claims

        On February 23, 2006, a complaint was filed in Santa Barbara Superior Court against the Company on behalf of a boy who was severely injured after falling from a cliff located on property jointly owned by the Company and another company. The complaint asserts that the Company is responsible for the boy's injuries and that the boy is entitled to damages, including reimbursement of past medical expenses, future expenses, loss of earning capacity and general damages. The Company believes that it has no liability in this matter and intends to defend itself vigorously. The extent of the Company's liability with respect to the claim, if any, cannot be predicted at this time but the Company does not expect it to be material. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency related to this claim because it believes that, although an unfavorable outcome may be possible, losses are not considered by management to be probable.

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

10.   RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective January 1, 2006 and the adoption could have a material impact on its financial position and results of operations if the Company has an accounting change.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The Company is evaluating the provisions of SFAS 155. The effects of adopting of SFAS 155 on the Company's financial statements are not known at this time.

11.   GUARANTOR FINANCIAL INFORMATION

        In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. ("Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. On March 31, 2005, Marquez Energy became a Guarantor. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor. On November 1, 2005, the Company merged Marquez Energy and 217 State Street, Inc. with and into Venoco, Inc., leaving BMC and Whittier as the only Guarantors until the TexCal Acquisition. On March 31, 2006, TexCal and its four subsidiaries became Guarantors. All Guarantors are 100% owned by the Company.

        The following is condensed consolidating financial information for the three and six months ended June 30, 2005 and 2006 and as of December 31, 2005 and June 30, 2006.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$45,059	$293	$—	$—	$45,352
Commodity derivative losses (realized)	(3,590)	—	—	—	(3,590)
Commodity derivative losses (unrealized)	(2,404)	—	—	—	(2,404)
Other	907	—	1,695	(1,590)	1,012

Total revenues	39,972	293	1,695	(1,590)	40,370

EXPENSES:
Oil and natural gas production	12,075	13	264	—	12,352
Transportation expense	1,839	(141)	—	(1,162)	536
Depletion, depreciation and amortization	3,758	1	81	—	3,840
Accretion of abandonment liability	557	14	5	—	576
General and administrative, net of amounts capitalized	4,854	—	157	(428)	4,583
Amortization of deferred loan costs	676	—	—	—	676
Interest, net	3,625	—	(302)	—	3,323

Total expenses	27,384	(113)	205	(1,590)	25,886

Equity in subsidiary income	2,068	—	—	(2,068)	—

Income before income taxes	14,656	406	1,490	(2,068)	14,484
Income tax provision	5,876	131	581	(884)	5,704

Net income loss	$8,780	$275	$909	$(1,184)	$8,780

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$51,050	$25,053	$—	$—	$76,103
Commodity derivative losses (realized)	(6,727)	—	—	—	(6,727)
Commodity derivative losses (unrealized)	(5,469)	—	—	—	(5,469)
Other	1,426	129	1,203	(1,092)	1,666

Total revenues	40,280	25,182	1,203	(1,092)	65,573

EXPENSES:
Oil and natural gas production	13,558	9,243	395	—	23,196
Transportation expense	1,771	60	—	(1,026)	805
Depletion, depreciation and amortization	11,301	5,481	21	—	16,803
Accretion of abandonment liability	455	181	5	—	641
General and administrative, net of amounts capitalized	7,473	242	66	(66)	7,715
Amortization of deferred loan costs	1,133	—	—	—	1,133
Interest, net	15,439	(20)	(563)	—	14,856

Total expenses	51,130	15,187	(76)	(1,092)	65,149

Equity in subsidiary income	6,764	—	—	(6,764)	—

Income (loss) before income taxes	(4,086)	9,995	1,279	(6,764)	424
Income tax provision (benefit)	(4,410)	3,998	512	—	100

Net income (loss)	$324	$5,997	$767	$(6,764)	$324

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$84,704	$2,686	$—	$—	$87,390
Commodity derivative losses (realized)	(7,155)	—	—	—	(7,155)
Commodity derivative losses (unrealized)	(27,999)	—	—	—	(27,999)
Other	1,692	21,670	3,742	(25,013)	2,091

Total revenues	51,242	24,356	3,742	(25,013)	54,327

EXPENSES:
Oil and natural gas production	23,138	477	667		24,282
Transportation expense	3,833	(141)	—	(2,476)	1,216
Depletion, depreciation and amortization	9,083	254	156		9,493
Accretion of abandonment liability	969	38	11		1,018
General and administrative, net of amounts capitalized	8,427	124	287	(1,139)	7,699
Amortization of deferred loan costs	1,021				1,021
Interest, net	7,403		(583)		6,820

Total expenses	53,874	752	538	(3,615)	51,549

Equity in subsidiary income	4,102			(4,102)	—

Income before income taxes	1,470	23,604	3,204	(25,500)	2,778
Income tax provision (benefit)	(534)	9,902	1,303	(9,897)	774

Income before minority interest in Marquez Energy	2,004	13,702	1,901	(15,603)	2,004
Minority interest in Marquez Energy	42	—	—	—	42

Net income	$1,962	$13,702	$1,901	$(15,603)	$1,962

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$100,931	$26,443	$—	$—	$127,374
Commodity derivative losses (realized)	(12,789)	—	—	—	(12,789)
Commodity derivative losses (unrealized)	(14,977)	—	—	—	(14,977)
Other	2,861	129	2,744	(2,354)	3,380

Total revenues	76,026	26,572	2,744	(2,354)	102,988

EXPENSES:
Oil and natural gas production	25,301	9,324	893	—	35,518
Transportation expense	3,411	60	—	(1,861)	1,610
Depletion, depreciation and amortization	17,902	5,500	95	—	23,497
Accretion of abandonment liability	904	196	11	—	1,111
General and administrative, net of amounts capitalized	12,170	242	202	(493)	12,121
Amortization of deferred loan costs	1,471	—	—	—	1,471
Interest, net	19,653	(20)	(1,004)	—	18,629

Total expenses	80,812	15,302	197	(2,354)	93,957

Equity in subsidiary income	8,290	—	—	(8,290)	—

Income before income taxes	3,504	11,270	2,547	(8,290)	9,031
Income tax provision (benefit)	(1,927)	4,508	1,019	—	3,600

Net income	$5,431	$6,762	$1,528	$(8,290)	$5,431

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2005

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041	$—	$348	$—	$9,389
Accounts receivable	29,253	490	98	—	29,841
Inventories	1,753	—	—	—	1,753
Prepaid expenses and other current assets	3,894	—	457	—	4,351
Income taxes receivable	4,107	—	—	—	4,107
Deferred income taxes	8,611	—	—	—	8,611
Commodity derivatives	3,391	—	—	—	3,391

TOTAL CURRENT ASSETS	60,050	490	903	—	61,443

PROPERTY, PLANT & EQUIPMENT, NET	222,798	17,756	14,868	(21,646)	233,776
COMMODITY DERIVATIVES	69	—	—	—	69
INVESTMENTS IN AFFILIATES	69,651	—	—	(69,651)	—
OTHER	7,270	—	—	—	7,270

TOTAL ASSETS	$359,838	$18,246	$15,771	$(91,297)	$302,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,064	10	60	—	$31,134
Undistributed revenue payable	2,155	—	—	—	2,155
Accrued interest	720	—	—	—	720
Current maturities of long-term debt	—	—	126	—	126
Commodity derivatives	26,397	—	—	—	26,397

TOTAL CURRENT LIABILITIES	60,336	10	186	—	60,532

LONG-TERM DEBT	169,180	—	9,763	—	178,943
DEFERRED INCOME TAXES	24,108	—	—	—	24,108
COMMODITY DERIVATIVES	11,992	—	—	—	11,992
ASSET RETIREMENT OBLIGATIONS	21,507	701	441	—	22,649
INTERCOMPANY PAYABLES (RECEIVABLES)	68,381	(49,325)	(19,056)	—	—

TOTAL LIABILITIES	355,504	(48,614)	(8,666)	—	298,224

TOTAL STOCKHOLDERS' EQUITY	4,334	66,860	24,437	(91,297)	4,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,838	$18,246	$15,771	$(91,297)	$302,558

CONDENSED CONSOLIDATING BALANCE SHEETS

AT JUNE 30, 2006 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$83	$13,258	$46	$—	$13,387
Accounts receivable	27,887	12,713	69	—	40,669
Inventories	2,177	—	—	—	2,177
Prepaid expenses and other current assets	3,379	1,859	—	—	5,238
Income taxes receivable	2,811	—	—	—	2,811
Deferred income taxes	9,673	—	—	—	9,673
Commodity derivatives	7,507	—	—	—	7,507

TOTAL CURRENT ASSETS	53,517	27,830	115	—	81,462

PROPERTY, PLANT & EQUIPMENT, NET	280,815	483,097	975	(21,664)	743,223
COMMODITY DERIVATIVES	6,642	—	—	—	6,642
INVESTMENTS IN AFFILIATES	540,039	—	—	(540,039)	—
OTHER	20,987	985	—	—	21,972

TOTAL ASSETS	$902,000	$511,912	$1,090	$(561,703)	$853,299

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$30,860	$12,487	$—	$—	$43,347
Undistributed revenue payable	513	10,304	—	—	10,817
Accrued interest	11,380	(1)	—	—	11,379
Commodity derivatives	33,344	—	—	—	33,344

TOTAL CURRENT LIABILITIES:	76,097	22,790	—	—	98,887

LONG-TERM DEBT	658,777	—	—	—	658,777
DEFERRED INCOME TAXES	24,635	—	—	—	24,635
COMMODITY DERIVATIVES	29,394	—	—	—	29,394
ASSET RETIREMENT OBLIGATIONS	25,488	8,478	452	—	34,418
INTERCOMPANY PAYABLES (RECEIVABLES)	80,421	(51,442)	(28,979)	—	—
OTHER LONG-TERM LIABILITIES	1,901	—	—	—	1,901

TOTAL LIABILITIES	896,713	(20,174)	(28,527)	—	848,012

TOTAL STOCKHOLDERS' EQUITY	5,287	532,086	29,617	(561,703)	5,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$902,000	$511,912	$1,090	$(561,703)	$853,299

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities	$23,461	$1,555	$3,205	$—	$28,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(31,469)	(581)			(32,050)
Acquisition of Marquez Energy, LLC	(14,628)				(14,628)
Proceeds from sale of oil and gas properties		44,619			44,619
Increase in cash restricted for investment in oil and gas properties		(44,619)			(44,619)
Notes receivable—officers and employees	1,390				1,390
Capital expenditures for property and equipment and other	(759)				(759)

Net cash used in investing activities	(45,466)	(581)	—	—	(46,047)

Net proceeds from (repayments of) intercompany borrowings	3,978	(974)	(3,004)		—
Proceeds from long-term debt	23,000				23,000
Principal payments on long-term debt	(12,684)		7		(12,677)
Distribution payments to Marquez Energy member	(707)				(707)
Payments of dividends	(35,000)				(35,000)
Repurchase of common stock	(5,245)				(5,245)
Increase in deferred loan costs	(599)				(599)

Net cash used in financing activities	(27,257)	(974)	(2,997)	—	(31,228)

Net increase (decrease) in cash and cash equivalents	(49,262)	—	208	—	(49,054)
Cash and cash equivalents, beginning of period	54,665	—	50		54,715

Cash and cash equivalents, end of period	$5,403	$—	$258	$—	$5,661

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$55,237	$7,296	$(2,163)	$—	$60,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(69,434)	(14,040)	—	—	(83,474)
Proceeds from sale of oil and gas properties	—	3,031	—	—	3,031
Investment in Texcal, net of cash received	(456,810)	9,291	—	—	(447,519)
Capital expenditures for property and equipment and other	(3,259)	(41)	—	—	(3,300)

Net cash used in investing activities	(529,503)	(1,759)	—	—	(531,262)
Net proceeds from (repayments of) intercompany borrowings	(9,615)	7,721	1,894	—	—
Proceeds from long-term debt	504,529	—	—	—	504,529
Principal payments on long-term debt	(15,000)	—	(33)	—	(15,033)
Payments of dividends	(426)	—	—	—	(426)
Increase in deferred loan costs	(14,180)	—	—	—	(14,180)

Net cash provided by financing activities	465,308	7,721	1,861	—	474,890

Net increase (decrease) in cash and cash equivalents	(8,958)	13,258	(302)	—	3,998
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389

Cash and cash equivalents, end of period	$83	$13,258	$46	$—	$13,387

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 5, 2006, as well as with the financial statements and related notes and the other information appearing elsewhere in this report. For further information on our business strategy, the opportunities we intend to pursue and the risks and uncertainties to which our business is subject, see "Business and Properties—Our Strategy" and "Risk Factors" as set forth in the above referenced report on Form 10-K. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of exploration, development and exploitation activities, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions relating to those reserves, potential delays in the timing of planned operations, competition and other risks associated with permitting and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures, as well as general industry and market conditions. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since the change in our senior management that occurred in June 2004, we have returned to our historical strategy of devoting substantial resources to exploration, exploitation and development projects on our properties, and to the acquisition of additional properties. Pursuit of this strategy has led to increases in our oil and natural gas production. Our net production for the second quarter of 2006 was 17,114 BOE/d, compared to 11,215 BOE/d for the first quarter of 2006 and 11,513 BOE/d for the second quarter of 2005. Our second quarter 2006 results include the effect of our March 31, 2006 acquisition of TexCal Energy. We expect our production to continue to increase in both the third and fourth quarters of 2006 relative to 2005, and to increase quarter to quarter throughout 2007. Because of the anticipated increases in production and the effect of our hedging program, we expect revenues, not including the effect of non-cash, unrealized derivative gains and losses, to increase in 2006 compared to 2005, and 2007 compared to 2006, even if oil and natural gas prices decline moderately. We believe that continued pursuit of our business strategy will lead to an increase in our proved reserves in 2006 and in subsequent years. In the execution of our business strategy, management is principally focused on increasing our reserves of oil and natural gas and on continuing and strengthening the trend of increasing annual production through exploration, exploitation and development activities, acquisitions and the resolution of operational problems as they arise. Our management is also focused on the risks and opportunities associated with current oil and natural gas prices, which are generally high compared to historical averages, and on the goal of maximizing production rates while operating in a safe manner. Rising oil and natural gas prices created substantial unrealized commodity derivative losses in 2005 and rising oil prices led to further unrealized commodity derivative losses in the first half of 2006. These unrealized losses, which totaled $15 million in the first half of 2006, resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as commodity derivative losses in our income statement. Any payments actually due to counterparties in the future on these derivatives will ultimately be funded by higher prices received from the sale of our production. Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through December 2009, while often allowing upside participation. See "—Qualitative and Quantitative Disclosures About Market Risk."

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects. We estimate that our exploration, exploitation and development capital expenditures will be approximately $200 million in 2006, including over $40 million on projects acquired as part of the TexCal acquisition. In the first half of 2006, we incurred $83.5 million of capital expenditures on our projects, not including capital expenditures made by TexCal prior to our acquisition of that company. Projects we expect to pursue in 2006 in the Sockeye and South Ellwood fields include over 20 redrills, recompletions and workovers. In the first six months of 2006, we completed two workovers in the South Ellwood field and were unsuccessful with a third workover. We also completed three workovers in the Sockeye field. We also drilled two wells in the Sockeye field, both of which were completed. In the period we also finished testing two exploratory wells drilled in the South Ellwood Field. One, the North Flank well was dry and will be converted into a water injection well in the future. The other, the Sespe well has been completed and is producing. We also expect to increase water injection capabilities at these fields and to incorporate system upgrades to mitigate operating risks and enhance reliability. In the Sacramento Basin, we plan to drill about 80 new wells and to complete approximately 50 to 75 workovers and recompletions in 2006. In the first six months of 2006, we drilled and completed 23 new wells and completed 37 workovers and recompletions in the Sacramento Basin. During the period we also drilled three dry wells in the basin. In Texas, we expect to drill approximately seven new wells and to conduct operations to increase the operating efficiency and production rates in some of the fields acquired as part of the TexCal acquisition. In the second quarter of 2006, subsequent to our acquisition of TexCal, we successfully drilled one well in the Word Field in Texas and we completed 32 rework operations in Texas, 28 of which were in the Hastings Field. Exploration activities planned for 2006 include the drilling of approximately seven exploration wells. Two of these wells were the above described North Flank and Sespe wells drilled in the South Ellwood Field. We also expect to continue our aggressive leasing program in key areas. The aggregate levels of capital expenditures for 2006, and the allocation of such expenditures, are dependent on a variety of factors, including the availability of cash flow and other capital resources to fund such expenditures, and the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates. See "—Liquidity and Capital Resources—Capital Resources and Requirements."

Acquisitions and Divestitures

        Acquisition of TexCal.    We acquired TexCal on March 31, 2006 for $456 million in cash and related financing costs of $14.4 million. According to a reserve report prepared by DeGolyer & MacNaughton, as of December 31, 2005, TexCal had proved reserves of 31.4 MMBOE. It had average net production of 5,468 BOE/d in the first quarter of 2006, of which 61% was natural gas and 39% was oil and condensate. The acquisition is consistent with our strategy of acquiring large, mature fields with established reserves and significant exploitation and development potential, and will provide us with substantial additions to our existing multi-year drilling inventory. TexCal acquired all of its properties in October 2004 from Tri-Union Development Corporation, or Tri-Union, which was then a debtor in proceedings under Chapter 11 of the U.S. bankruptcy code. In part due to the circumstances leading to the Tri-Union bankruptcy, capital expenditures devoted to the TexCal properties have been limited in recent years. We financed the acquisition through loans advanced under our revolving credit facility and a new second lien term loan facility. We borrowed approximately $119.5 million under the revolving credit facility and $350 million under the second lien term loan facility to finance the $456 million purchase price and related financing costs.

        Acquisition of Marquez Energy.    We completed our acquisition of Marquez Energy, a Colorado limited liability company majority owned and controlled by Timothy Marquez, on March 21, 2005. According to a reserve report prepared by Netherland, Sewell & Associates, Inc., or NSAI, Marquez Energy had proved reserves of approximately 2.0 MMBOE as of December 31, 2004. The purchase price for the membership interests in Marquez Energy was $16.8 million (including a $2.0 million deposit paid in 2004). The purchase price was based on the members' equity on Marquez Energy's unaudited December 31, 2004 balance sheet, as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI conducted a supplemental evaluation of the Marquez Energy properties as of year-end 2005, and NSAI or another nationally recognized engineering firm will conduct a further evaluation as of year-end 2006. In the event the year-end 2006 evaluation attributes proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, an additional payment will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25.0 million, including assumption of debt. No additional payments were due as a result of an evaluation conducted by NSAI as of December 31, 2005. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for the entire year 2005 and for the third and fourth quarters of 2004 include Marquez Energy. For the same reason, the acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with our financial results since July 1, 2004.

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

        Other.    In May of 2006 we acquired additional interests in leases in the Willows-Beehive Bend gas field for a price of $0.6 million. In September 2005, we acquired a100% working interest in the Willows-Beehive Bend gas field, a 100% working interest in the Bounde Creek gas field and a 65% working interest in the Arbuckle field for an aggregate price of $10.1 million, net of certain participation rights held by third parties. We operate all of the acquired fields, which are located in the Sacramento Basin. In January 2006, we sold 35% of the interests we acquired in the Willows-Beehive Bend and Bounde Creek fields for $3.0 million. In the fourth quarter of 2005, we purchased the Union Island pipeline, a 32-mile natural gas pipeline that runs from the Union Island field to a location near Pittsburg, California, for $6.1 million.

Trends Affecting our Results of Operations

        Our results of operations include the effect of TexCal's operations beginning April 1, 2006 which has led to significant increases in production, revenue and related expenses in the three and six month periods ended June 30, 2006 compared to the same periods in 2005.

        Oil prices have increased significantly since the beginning of 2004, and natural gas prices, despite recent downward trends, have been substantially higher in both 2005 and 2006 than in 2004. These prices have contributed to an increase in our oil and natural gas sales and revenues in both 2005 compared to 2004 and 2004 compared to 2003. Oil and natural gas prices have remained at high levels in 2006 compared to historical averages.

        Our production of oil and natural gas has increased since the change in our senior management that occurred in June 2004. Our net production for the second quarter of 2006 was 17,114 BOE/d, compared to 11,215 BOE/d for the first quarter of 2006 and 11,513 BOE/d for the second quarter of 2005. Relative to the second quarter of 2005, production volumes in the second quarter of 2006 were significantly impacted by the acquisition of TexCal. Properties we acquired from TexCal contributed average net production of 5,645 BOE/d in the second quarter of 2006. In addition to increases resulting from the acquisition of TexCal, we expect to show increases in production from our December 31, 2005 asset base in the fourth quarter of 2006 relative to the same periods in 2005. Production in the third quarter of 2006 from two significant fields included in our December 31, 2005 asset base will be effected by maintenance projects in the quarter. First, production from the South Ellwood field has been curtailed in August due to maintenance on a third party owned transportation barge. As a result, we have accelerated our scheduled maintenance in the South Ellwood field from September to August to coincide with the barge maintenance. We currently expect production to be fully restored by the end of the month. Second, we have been advised by the carrier that the primary pipeline which serves our Willows gas field in the Sacramento Basin will operate on reduced capacity for several weeks in the third quarter due to maintenance.

        Production expenses in the second quarter of 2006 increased to $14.90 BOE from $12.21 in the first quarter of 2006 and $11.79 in the second quarter of 2005. This increase was primarily attributable to substantial remedial work we conducted in the Hastings field, a property we obtained in the TexCal acquisition. This work is expected to, together with various capital expenditures on the field, contribute to significant net production increases from the field in the third quarter of this year. We expect to complete most of the remedial work this year after which production expenses per BOE should approximate pre-acquisition historical levels.

        Our depletion, depreciation and amortization (DD&A) rate increased in the second quarter of 2006 to $10.79 per BOE from $6.81 per BOE in the first quarter of 2006. This is due to the costs of the TexCal acquisition being added to our property cost basis at March 31, 2006. The second quarter 2006 DD&A rate is therefore more indicative of future rates than the first quarter 2006 rates.

        In order to manage and maximize our growth, we have been increasing our professional staff, and this has resulted in increased general and administrative costs. The acquisition of TexCal has also increased those costs. In the second quarter of 2006 we also incurred substantial costs in regard to the integration of TexCal and various systems conversion costs. Additional integration and systems conversion costs will be incurred in the third and fourth quarters of 2006, with these projects expected to be substantially complete by year end. As a result, these general and administrative costs, which were $4.37 per BOE in the second quarter of 2005, and $3.79 per BOE for the entire year 2005, increased to $4.96 per BOE in the second quarter of 2006. We expect general and administrative costs to be less than historical costs per BOE once the integration and systems conversion projects are completed in 2006. However, we have not to date fully quantified the costs we expect to incur with respect to Sarbanes-Oxley Act compliance, and those costs may be significant.

        The indebtedness we incurred in the TexCal transaction significantly increased our debt service obligations. Satisfaction of those obligations will require a substantial portion of the operating cash flow generated from the properties we acquired in the transaction. See "—Liquidity and Capital Resources—Capital Resources and Requirements."

Internal Control Over Financial Reporting

        In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, we have historically operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of their 2005 audit, concluded that material weaknesses in our internal controls existed in 2005. We are addressing these issues by adopting more extensive accounting controls and financial review procedures and we have hired a Chief Accounting Officer to oversee our financial reporting processes. We have also retained an independent consulting firm with considerable experience in the area of Sarbanes-Oxley Act compliance to assist us in documenting our policies, procedures and internal control over financial reporting, assessing the effectiveness of the design of those controls and testing whether those controls are operating as designed. In the course of this process, we have hired additional accounting staff and expect to hire additional accounting staff and to take other measures to further enhance our internal controls. We will continue to engage additional outside advisors as appropriate.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three- and six-month periods ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Production Volume:
Natural gas (MMcf)	1,846	3,902	3,732	5,764
Oil (MBbls)	740	907	1,583	1,606
MBOE	1,048	1,557	2,205	2,567
Daily Average Production Volume(1):
Natural gas (Mcf/d)	20,289	42,880	20,618	42,031
Oil (Bbls/d)	8,132	9,967	8,745	9,982
BOE/d	11,513	17,114	12,181	16,987
Oil Price per Bbl Produced (in dollars):
Realized price before hedging loss	$41.10	$61.50	$40.45	$57.31
Realized hedging loss	(4.57)	(9.38)	(4.28)	(8.83)

Net realized	$36.53	$52.12	$36.17	$48.48

Natural Gas Price per Mcf Produced (in dollars):
Realized price before hedging loss	$6.39	$5.76	$6.22	$6.36
Realized hedging gain (loss)	(.11)	0.46	(.10)	0.24

Net realized	$6.28	$6.22	$6.12	$6.60

Average Sale Price per BOE(2)	$36.11	$43.12	$35.87	$44.15
Expense per BOE:
Production expenses(1)	$11.79	$14.90	$11.01	$13.84
Transportation expenses	0.51	0.52	0.55	0.63
Depreciation, depletion and amortization	3.66	10.79	4.31	9.15
General and administrative expense(2)	4.37	4.96	3.49	4.72
Interest expense, net(2)	3.17	9.54	3.09	7.26

(1)
Includes average production for acquired TexCal properties for the second quarter of 2006 plus the average production for other Venoco properties for the first half of 2006.

(2)
Average Sale Price per BOE is based on oil and natural gas sales, net of inventory changes and realized commodity derivative losses, divided by sales volumes.

(3)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(4)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2006 to Quarter Ended June 30, 2005

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $30.8 million, or 68%, to $76.1 million for the quarter ended June 30, 2006 from $45.4 million for the same period in 2005. The increase was primarily due to production attributable to the TexCal acquisition and higher realized oil prices.

        Oil revenues increased by $20.1 million in the second quarter of 2006 or 60% to $53.6 million compared to $33.5 million in the second quarter of 2005. Oil production rose 23%, with production of 907 MBbl in the second quarter of 2006 compared to 740 MBbl in the second quarter of 2005. The increase was primarily due to production attributable to the TexCal acquisition. Our average realized price for oil before hedging losses increased $20.40 or 50% to $61.50 per Bbl for the period. We hedged 70% of our oil production during the period (excluding floors), resulting in realized hedging losses of $9.38 per Bbl and unrealized hedging losses of $8.62 per Bbl. Total hedging losses on oil were $18.00 per Bbl.

        Natural gas revenues increased $10.7 million in the second quarter of 2006 or 91% to $22.5 million compared to $11.8 million in the second quarter of 2005. Natural gas production increased 111% with production of 3,902 MMcf compared to 1,846 MMcf in the second quarter of 2005. The majority of the increase was due to production attributable to the TexCal acquisition. Approximately 10% of the increase is attributable to increased production from other Venoco properties. The increased production from other Venoco properties in the second quarter of 2006 compared to the second quarter of 2005 relates to our ongoing field development activities. Our average realized price for natural gas before hedging gains decreased $0.63 or 10% to $5.76 per Mcf for the period. We hedged 44% of our natural gas production during the period (excluding floors), resulting in realized hedging gains of $0.46 per Mcf and unrealized hedging gains of $0.60 per Mcf. Total hedging gains on natural gas were $1.06 per Mcf.

        Commodity Derivatives and Other Revenues.    Realized commodity derivative losses increased $3.1 million or 87% to $6.7 million in the second quarter of 2006 as compared with the same period in 2005. Unrealized commodity derivative losses were $5.5 million in the second quarter of 2006, an increase of 127% from the $2.4 million in unrealized commodity derivative losses in the second quarter of 2005. The changes in commodity derivative losses are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized losses. Other revenue also increased 65% from $1.0 million in the second quarter of 2005 to $1.7 million in the second quarter of 2006. This increase was primarily due to other revenues of $0.6 million from a pipeline we acquired in the fourth quarter of 2005.

        As a result of the above, total revenues increased $25.2 million or 62% to $65.6 million in the second quarter of 2006 compared to $40.4 million in the second quarter of 2005.

        Production Expenses.    Production expenses increased $10.8 million or 88% to $23.2 million in the second quarter of 2006 from $12.4 million in the second quarter of 2005. The increase was primarily due to production attributable to the TexCal acquisition and a 14% increase in production expenses from other Venoco properties. The increase in production expenses for other Venoco properties in the second quarter of 2006 compared to the second quarter of 2005 relates to an increase in the number of producing wells, normal variances of timing of production expenses and increased costs of third party services. On a per unit basis, costs increased in the quarter of $3.11 per BOE, from $11.79 per BOE in the second quarter of 2005 to $14.90 per BOE in the second quarter of 2006. This increase was primarily attributable to substantial remedial work we conducted in the Hastings field, a property we obtained in the TexCal acquisition. This work, which is expected to be substantially complete in 2006, contributed approximately $1.6 million to production expenses in the quarter, or approximately $1.03 per BOE produced in the period. Production expenses on a per unit basis for other Venoco properties increased 14% due to normal variances in the timing of production expenses and increased costs of third party services.

        Transportation Expenses.    Transportation expenses increased 50% from $0.5 million in the second quarter of 2005 to $0.8 million in the second quarter of 2006. This was primarily attributable to volume increases. On a per BOE basis, transportation expenses increased $0.01 per BOE from $0.51 per BOE in the second quarter of 2005 to $0.52 in the second quarter of 2006.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $13.0 million or 338% to $16.8 million in the second quarter of 2006 from $3.8 million in the second quarter of 2005.

DD&A expense rose $7.13 per BOE from $3.66 per BOE in the second quarter of 2005 to $10.79 per BOE in the second quarter of 2006. This increase is due to higher depletion expense resulting from the increase in the value of oil and natural gas properties obtained in the TexCal acquisition.

        Accretion of Abandonment Liability.    Accretion expense increased $0.1 million or 11% to $0.6 million in the second quarter of 2006 from $0.5 million in the second quarter of 2005. The increase was due to accretion from the acquired TexCal properties.

        General and Administrative (G&A).    G&A expense increased $3.1 million or 68% to $7.7 million in the second quarter of 2006 from $4.6 million in the second quarter of 2005. G&A expense rose $0.59 per BOE or 14% from $4.37 per BOE in the second quarter of 2005 to $4.96 per BOE in the second quarter of 2006. We have increased the depth of our organization in order to position us for growth and to more effectively exploit our asset base by adding professional, technical and support staff which has contributed to the increase in G&A expenses. Other significant components of the increase include $0.7 million in compensation expense related to the implementation of FAS 123R in 2006 and $0.8 million of expenses related to TexCal transition and integration activities, which are expected to be completed in 2006. In addition we incurred $0.3 million in direct costs related to Sarbanes-Oxley compliance activities plus other indirect costs for internal systems and process conversions intended to position us to more efficiently comply with the Sarbanes-Oxley Act in the future.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $11.5 million or 347% to $14.9 million in the second quarter of 2006 from $3.3 million in the second quarter of 2005. The change was primarily due to debt incurred in late March 2006 to acquire TexCal.

        Income tax expense.    Income tax expense in the second quarter of 2006 was $0.1 million, representing a $5.6 million decrease compared to $5.7 million in income tax expense incurred in the second quarter of 2005. The decrease was due to lower income before income taxes in the period versus the second quarter of 2005.

        Net Income.    Net income for the second quarter of 2006 was $0.3 million as compared to net income of $8.8 million in the second quarter of 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $40.0 million or 46% to $127.4 million for the six months ended June 30, 2006 from $87.4 million for the same period in 2005. The increase was primarily due to production attributable to the TexCal acquisition, partially offset by a 7% decrease in production from other Venoco properties, and higher realized oil prices. The period to period change in production volumes from other Venoco properties was the result of the effect of our sale of the Big Mineral Creek field on March 31, 2005 and from high initial production rates in early 2005 from new offshore oil wells which had recently come on line at that time.

        Oil revenues increased by $26.6 million in the first half of 2006 or 41% to $90.7 million compared to $64.2 million in the first half of 2005. Oil production rose 1% with production of 1,606 MBbl in the first half of 2006 compared to 1,583 MBbl in the first half of 2005. The production increase attributable to the TexCal properties was offset by an 11% decline in production volumes from other Venoco properties. This change resulted from our sale of the Big Mineral Creek field and from high initial production rates in early 2005 from new offshore oil wells which had recently come on line at that time. The Big Mineral Creek field averaged net production of 547 BOE/d in the first quarter of 2005 and was sold on March 31, 2005. Production volumes from other Venoco properties in the first half of 2006 were significantly impacted relative to the same period in 2005 by the delayed timing of additional saltwater injection facilities, which timing limited production from some wills in the first quarter of 2006. Our average realized price for oil before hedging losses increased $16.86 or 42% to $57.31 per

Bbl for the period. We hedged 68% of our oil production during the period (excluding floors), resulting in realized hedging losses of $8.83 per Bbl and unrealized hedging losses of $11.94 per Bbl. Total hedging losses on oil were $20.77 per Bbl.

        Natural gas revenues increased $13.4 million in the first half of 2006 or 58% to $36.6 million compared to $23.2 million in the first half of 2005. Natural gas production increased 54% with production of 5,764 MMcf compared to 3,732 MMcf in the first half of 2005. The majority of the increase was due to production attributable to the TexCal acquisition. Approximately 5% of the increase resulted from increased production from our other Venoco properties. The increased production from other Venoco properties relates to our ongoing field development activities. Our average realized price for natural gas before hedging gains increased $0.14 or 2% to $6.36 per Mcf for the period. We hedged 53% of our natural gas production during the period (excluding floors), resulting in realized hedging gains of $0.24 per Mcf and unrealized hedging gains of $0.73 per Mcf. Total hedging gains on natural gas were $0.97 per Mcf.

        Commodity Derivatives and Other Revenues.    Realized commodity derivative losses increased $5.6 million or 79% to $12.8 million in the first half of 2006 as compared with the same period in 2005. Unrealized commodity derivative losses were $15.0 million in the first half of 2006, a 47% reduction from the $28.0 million in unrealized commodity derivative losses in the first half of 2005. The changes in commodity derivative losses are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized losses. Other revenue also increased 62% from $2.1 million in the first half of 2005 to $3.4 million in the first half of 2006. This increase was primarily due to revenues of $1.1 million from a pipeline we acquired in the fourth quarter of 2005.

        As a result of the above, total revenues increased $48.7 million or 90% to $103.0 million in the first half of 2006 compared to $54.3 million in the first half of 2005.

        Production Expenses.    Production expenses increased $11.2 million or 46% to $35.5 million in the first half of 2006 from $24.3 million in the first half of 2005. The increase was primarily due to production attributable to the TexCal acquisition and a 9% increase in production expenses from other Venoco properties. The increase in production expenses for other Venoco properties relates to an increase in the number of producing wells, normal variances of timing of production expenses and increased costs of third party services. On a per unit basis, costs increased $2.83 per BOE, from $11.01 per BOE in the first half of 2005 to $13.84 per BOE in the first half of 2006. This increase was partially attributable to substantial remedial work we conducted in the Hastings field, a property we obtained in the TexCal acquisition. This work, which is expected to be substantially complete in 2006, contributed approximately $1.6 million to production expenses in the second quarter, and approximately $0.62 per BOE produced in the six month period ending June 30, 2006. In addition, production expenses on a per unit basis for other Venoco properties increased 17% due to normal variances in the timing of production expenses and increased costs of third party services.

        Transportation Expenses.    Transportation expenses increased 32% from $1.2 million in the first half of 2005 to $1.6 million in the first half of 2006. This was primarily attributable to the number of barge shipments of oil from our South Ellwood field in the period and normal timing variances. On a per BOE basis, transportation expenses increased $0.08 per BOE, from $0.55 per BOE in the first half of 2005 to $0.63 per BOE in the first half of 2006.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $14.0 million or 148% to $23.5 million in the first half of 2006 from $9.5 million in the first half of 2005. DD&A expense rose $4.84 per BOE, from $4.31 per BOE in the first half of 2005 to $9.15 per BOE in the first half of 2006. This increase is due to higher depletion expense resulting from the increase in the value of oil and natural gas properties obtained in the TexCal acquisition. This is primarily reflected in our second quarter 2006 DD&A rate, which was $10.79 per BOE, as contrasted with $6.81 per BOE in the first quarter of the year.

        Accretion of Abandonment Liability.    Accretion expense increased $0.1 million or 9% to $1.1 million in the first half of 2006 from $1.0 million in the first half of 2005. The increase was due to accretion from the acquired TexCal properties.

        General and Administrative (G&A).    G&A expense increased $4.4 million or 57% to $12.1 million in the first half of 2006 from $7.7 million in the first half of 2005. G&A expense rose $1.23 per BOE or 35% from $3.49 per BOE in the first half of 2005 to $4.72 per BOE in the first half of 2006. We have increased the depth of our organization in order to position us for growth and to more effectively exploit our asset base by adding professional, technical and support staff, which has contributed to the increase in G&A expenses. Other significant components of the increase include $1.3 million in non-cash compensation expense related to the implementation of FAS 123R in 2006 and $0.8 million of expenses related to TexCal transition and integration activities, which are expected to be completed in 2006. In addition, we incurred $0.7 million in direct costs related to the Sarbanes-Oxley compliance activities and other indirect costs for internal systems and process conversions intended to position us to more efficiently comply with the Sarbanes-Oxley Act in the future.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $11.8 million or 173% to $18.6 million in the first half of 2006 from $6.8 million in the first half of 2005. The change was primarily due to debt incurred in late March 2006 to acquire TexCal.

        Income tax expense.    Income tax expense in the first half of 2006 was $3.6 million, representing a $2.8 million increase compared to the $0.8 million expense incurred in the first half of 2005. The increase was due to the increase in taxable income in the period.

        Net Income.    Net income for the first half of 2006 was $5.4 million as compared to net income of $2.0 million in the first half of 2005.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended March 31,
	2005	2006
	(in thousands)
Cash provided by operating activities	$28,221	$60,370
Cash used in investing activities	(46,047)	(531,262)
Cash provided by (used in) financing activities	(31,228)	474,890

        Net cash provided by operating activities was $60.4 million in the first half of 2006 compared with $28.2 million in the first half of 2005. Cash flows from operating activities during the first half of 2006 were favorably impacted by production attributable to the TexCal acquisition, a $14.0 million increase in the addback for depletion, depreciation and amortization (a non-cash charge) and an $11.3 million decrease in cash paid for premiums on derivative contracts.

        Net cash used in investing activities was $531.3 million in the first half of 2006 compared with $46.0 million in the first half of 2005. The primary investing activities in the first half of 2006 include $447.5 million paid in cash to acquire TexCal (net of TexCal cash) and $83.5 million in expenditures for oil and gas properties. The primary investing activities in the first half of 2005 consisted of $14.6 million in expenditures to acquire Marquez Energy and $32.0 million in costs incurred for oil and natural gas properties.

        Net cash provided by financing activities was $474.9 million in the first half of 2006 compared to a use of cash of $31.2 million in the first half of 2005. Proceeds from long-term debt in the first half of 2006 included $350.0 million borrowed under the term loan facility and $139.5 million in net borrowings under the revolving credit facility, which amounts were used to fund the acquisition of TexCal, $14.2 million in loan costs and short-term working capital needs. Net cash used in financing activities in the first half of 2005 primarily resulted from the payment of a $35.0 million dividend to our sole stockholder, principal payments on long-term debt of $12.7 million and $5.2 million paid to repurchase common shares, partially offset by $23.0 million in new borrowings.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures in 2006 will be approximately $200 million, including over $40 million on projects acquired as a part of the TexCal acquisition. In the first half of 2006, we incurred $83.5 million of capital expenditures on our projects, not including capital expenditures made by TexCal prior to our acquisition of that company. As a general matter, our strategy is to finance our exploration, exploitation and development capital expenditures primarily with cash flow from operations and to use additional borrowings under our revolving credit facility only on a limited basis. Due to the additional debt service requirements we incurred pursuant to the TexCal acquisition, we have utilized our revolving credit facility more than we ordinarily would to supplement our capital budget since the closing of the acquisition. The revolving credit facility has an aggregate maximum loan amount of $300 million and currently has a borrowing base of $200 million. As of August 11, 2006, there was approximately $169.5 million outstanding under the revolving credit facility.

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

        Base Rate Loans under the second lien term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) 3.50%. LIBO Rate Loans under the second lien term loan facility bear interest at LIBOR plus 4.50%. Each of the applicable margins could decrease 0.50% in the event of completion of a public offering of our common stock for so long as our consolidated leverage ratio is less than 3:1.

        The agreements governing the revolving credit facility and the second lien term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require us to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. As of June 30, 2006, we were in compliance with all of our debt covenants.

        As of August 11, 2006, amounts outstanding under the credit facilities bore interest at a weighted average interest rate of 8.96%. We expect that debt service obligations under our debt agreements will total approximately $14.9 million for the third quarter of 2006. Our debt service obligations under the credit facilities may increase if market interest rates rise. See "—Quantitative and Qualitative Disclosures About Market Risk."

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

        If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. If we do not consummate our planned public offering, or otherwise raise additional capital to reduce our debt obligations or supplement our capital budget, we would reduce the expected level of capital expenditures. If our cash flow from operations does not meet our expectations, this could also result in our reduction of the expected level of capital expenditures. Until we increase our liquidity, our ability to make significant acquisitions will be limited. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to the mandatory prepayment provisions in our credit facilities described above, our ability to respond to a shortfall in our expected liquidity by selling assets, issuing equity securities or incurring additional indebtedness would be limited by provisions in the facilities that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of the facilities. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options (including collars) and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for approximately 71% of our oil production and approximately 14% of our natural gas production during the year ended December 31, 2005. We had hedging contracts (excluding floors) in place for approximately 68% of our oil production and approximately 53% of our natural gas production during the six months ended June 30, 2006.

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because such amounts bear interest at variable rates. At March 29, 2006, immediately prior to the TexCal acquisition, we had $10 million of indebtedness outstanding under our revolving credit facility. In connection with that transaction, we drew down an additional $119.5 million under that facility, and we borrowed $350 million under the second lien term loan facility. As of August 11, 2006, there was approximately $519.5 million outstanding under those facilities. On May 4, 2006, we entered into an interest rate swap transaction to lock in our interest cost on $200 million of borrowings under the second-lien term loan facility at a fixed rate of 9.9225%, including a 4.5% margin, through May 8, 2008. A 1.0% increase in interest rates on unhedged variable rate borrowings of $309.5 million at June 30, 2006 would result in additional interest expense of $3.1 million.

Cumulative Effect of Derivative Transactions

        Oil.    As of June 30, 2006, we had entered into option (including collar) and swap agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price. [table to be updated]

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Oil hedges at June 30, 2006 for production:
July 1—December 31, 2006	10,500	$47.85	7,000	$59.86
January 1—December 31, 2007	7,313	$49.72	6,115	$71.58
January 1—December 31, 2008	4,950	$54.43	4,950	$75.38
January 1—December 31, 2009	4,580	$53.94	4,580	$76.78

        Natural Gas.    As of June 30, 2006, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows: [table to be updated]

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas hedges at June 30, 2006 for production:
July 1—December 31, 2006	27,000	$7.19	21,000	$10.71
January 1—December 31, 2007	21,000	$7.42	15,436	$11.46
January 1—December 31, 2008	13,500	$8.00	11,947	$12.24
January 1—December 31, 2009	9,500	$7.61	9,500	$12.10

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2006 is summarized below: [table to be updated]

Type of Contract	Basis	Oil Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	NYMEX	1,000	$57.00 Fixed	Jan 1—Dec 31, 06
Collar	NYMEX	2,000	$40.00/$51.00	Jan 1—Dec 31, 06
Collar	NYMEX	1,000	$40.00/$51.05	Jan 1—Dec 31, 06
Collar	NYMEX	1,000	$40.00/$57.75	Jan 1—Dec 31, 06
Collar	NYMEX	1,500	$58.00/$74.60	Apr 1—Dec 31, 06
Collar	NYMEX	500	$60.00/$78.70	Apr 1—Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1—Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1—Dec 31, 06
Put	NYMEX	1,500	$57.00 Floor	Jan 1—Dec 31, 06
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1—Dec 31, 07
Collar	NYMEX	1,600	$53.00/$75.00	Jan 1—Jun 30, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1—Dec 31, 07
Put(1)	NYMEX	2,000	$58.00 Floor	Jan 1—Dec 31, 07
Call(2)	NYMEX	566	$77.15 Cap	Jan 1—Jun 30, 07
Call(3)	NYMEX	1,035	$81.00 Cap	Jul 1—Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1—Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09

(1)
Option premium deferred until each month's settlement period ($3,087,900 total deferred).

(2)
Option premium deferred until each month's settlement period ($405,409 total deferred).

(3)
Option premium deferred until each month's settlement period ($754,206 total deferred).

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Physical Sale	SoCal	2,000	$5.90 Floor(1)	11/01/05—12/31/06
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1—Dec 31, 06
Collar	NYMEX	4,000	$6.00/$8.50	Jan 1—Dec 31, 06
Collar	NYMEX	6,000	$9.00/$15.00	Jan 1—Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00/$9.45	Jan 1—Dec 31, 06
Basis Swap	PG&E Citygate	6,000	($0.035)(2)	Jan 1—Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1—Dec 31, 06
Swap	NYMEX	3,000	$8.05 Fixed	May 1—Dec 31, 06
Collar	NYMEX	3,000	$7.25/$11.70	May 1—Dec 31, 06
Collar	PG&E Citygate	6,000	$6.00/$8.40	Jan 1—Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1—Dec 31, 07
Put(3)	NYMEX	10,000	$7.985 Floor	Jan 1—Dec 31, 07
Call(4)	NYMEX	4,564	$12.15 Cap	Jan 1—Jun 30, 07
Call(5)	NYMEX	4,310	$11.95 Cap	Jul 1—Dec 31, 07
Put(6)	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call(7)	NYMEX	4,513	$12.15 Cap	Jan 1—Jun 30, 08
Call(8)	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09

(1)
The price of this contract is the first of the month NGI SoCal Border Index less $0.10 per MMBtu, with a floor of $5.899.

(2)
This basis swap locks the $6.71 NYMEX swap into a $6.675 PG&E Citygate location swap and the $6.00-$8.50 collar into a $5.965-$8.465 collar with a PG&E Citygate location for 2006.

(3)
Option premium deferred until each month's settlement period ($3,650,000 total deferred).

(4)
Option premium deferred until each month's settlement period ($776,465 total deferred).

(5)
Option premium deferred until each month's settlement period ($745,445 total deferred).

(6)
Option premium deferred until each month's settlement period ($2,755,980 total deferred).

(7)
Option premium deferred until each month's settlement period ($928,153 total deferred).

(8)
Option premium deferred until each month's settlement period ($911,203 total deferred).

        In August 2006, the Company entered into two basis swap contracts to mitigate the risk of adverse price movements in 2007 and 2008 between the NYMEX natural gas price and the PG&E Citygate index, which is the index on which the Company' Sacramento Basin natural gas sales are based. Each swap contract is for 10,000 MMbtus per day of natural gas production and requires monthly settlement. The calendar year 2007 contract calls for the Company to receive the NYMEX Last Day Settlement Price less $0.58 per MMbtu and pay the PG&E Citygate Natural Gas Index. The calendar year 2008 contract calls for the Company to receive the NYMEX Last Day Settlement Price less $0.32 and pay the PG&E Citygate Natural Gas Index.

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

Changes in Fair Value

        The fair value of outstanding oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per Bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	June 30, 2006
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(22.8)	$(22.1)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	$(33.5)	$(30.3)

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

        With respect to oil, we had, as of June 30, 2006, NYMEX put options with a weighted average strike price of $48.11 per Bbl on 3,500 Bbl/d in the third and fourth quarters of 2006. With respect to natural gas, we had, as of June 30, 2006, put options with a weighted average strike price of $6.00 per MMBtu on 6,000 MMBtu/d in the third and fourth quarters of 2006. These put options cost an average of $2.83 per Bbl and $0.46 per MMBtu for the third and fourth quarters of 2006 (a total of $4.6 million), which was paid when the put options were contracted. This amount is not included in the fair value of derivatives in the table above.

        See note 4 to our financial statements for a discussion of our long-term debt as of December 31, 2005 and June 30, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Timothy Marquez, our Chief Executive Officer, and David Christofferson, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on the evaluation, they believe that:

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

        We are currently taking steps intended to enhance our internal control over financial reporting. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Internal Control Over Financial Reporting."

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In the quarterly period ended June 30, 2006, we granted options to purchase 100,000 shares of our common stock to Jeff Janik, Senior Vice President in charge of our Texas operations. These options have an exercise price of $15.00 per share. The grant of the options was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that act. The options were granted without general solicitation or advertising. In addition, Mr. Janik had access to information concerning our company, including through our public filings with the SEC, comparable to the information that would have been provided in a registration statement had the grant of the options been registered.

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

August 14, 2006	VENOCO, INC.
	By:	/s/ TIMOTHY M. MARQUEZ
		Name:	Timothy M. Marquez
		Title:	Chairman and Chief Executive Officer
	By:	/s/ DAVID B. CHRISTOFFERSON
		Name:	David B. Christofferson
		Title:	Chief Financial Officer