Form 10-Q
period 2006-09-30
Venoco, Inc.
filed 2006-11-14
CIK 1313024

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

YES  ☐          NO  ☒

        As of September 30, 2006, there were 32,692,500 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at December 31, 2005 and September 30, 2006
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and the Three and Nine Months Ended September 30, 2006
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and the Three and Nine Months Ended September 30, 2006
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and the Nine Months Ended September 30, 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

 PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,389	$17,059
Accounts receivable, net of allowance for doubtful accounts of $759 and $1,218 at December 31, 2005 and September 30, 2006, respectively	29,841	42,327
Inventories	1,753	2,349
Prepaid expenses and other current assets	4,351	7,016
Income tax receivable	4,107	6,810
Deferred income taxes	8,611	—
Commodity derivatives	3,391	11,270

Total current assets	61,443	86,831
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties (full cost method, of which $2,275 and $4,515 for unproved properties were excluded from amortization at December 31, 2005 and September 30, 2006, respectively)	269,922	862,057
Drilling equipment	7,947	10,490
Other property and equipment	27,424	12,039

Total property, plant and equipment	305,293	884,586
Accumulated depletion, depreciation, amortization and impairment	(71,517)	(113,133)

Net property, plant and equipment	233,776	771,453
OTHER ASSETS:
Commodity derivatives	69	9,892
Deferred loan costs	5,658	17,336
Other	1,612	3,661

Total other assets	7,339	30,889

TOTAL ASSETS	$302,558	$889,173

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,134	$53,451
Undistributed revenue payable	2,155	15,983
Interest payable	720	14,990
Deferred income taxes	—	2,085
Current maturities of long-term debt	126	—
Commodity derivatives	26,397	13,538

Total current liabilities	60,532	100,047
LONG-TERM DEBT	178,943	678,811
DEFERRED INCOME TAXES	24,108	34,807
COMMODITY DERIVATIVES	11,992	11,171
ASSET RETIREMENT OBLIGATIONS	22,649	35,439
OTHER LONG-TERM LIABILITIES	—	1,117

Total liabilities	298,224	861,392
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 32,692,500 shares issued and outstanding at December 31, 2005 and September 30, 2006)	327	327
Additional paid-in capital	20,976	22,120
Retained earnings (accumulated deficit)	(3,785)	8,629
Accumulated other comprehensive loss	(13,184)	(3,295)

Total stockholders' equity	4,334	27,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,558	$889,173

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUES:
Oil and natural gas sales	$47,278	$75,895	$134,668	$203,269
Commodity derivative gains (losses)—realized	(8,287)	(6,975)	(15,442)	(19,764)
Commodity derivative gains (losses)—unrealized	(16,242)	28,390	(44,241)	13,413
Other	776	1,329	2,867	4,709

Total revenues	23,525	98,639	77,852	201,627
EXPENSES:
Oil and natural gas production	13,748	27,049	38,030	62,567
Transportation expense	464	629	1,680	2,239
Depletion, depreciation and amortization	5,634	18,350	15,127	41,847
Accretion of abandonment liability	293	657	1,311	1,768
General and administrative, net of amounts capitalized	2,955	7,445	10,654	19,566
Amortization of deferred loan costs	320	1,099	1,341	2,570
Interest, net	3,361	16,671	10,181	35,300

Total expenses	26,775	71,900	78,324	165,857

Income (loss) before minority interest and income taxes	(3,250)	26,739	(472)	35,770
Income tax provision (benefit)	(1,417)	10,500	(643)	14,100

Net income (loss) before minority interest	(1,833)	16,239	171	21,670
Minority interest in Marquez Energy	—	—	42	—

Net income (loss)	$(1,833)	$16,239	$129	$21,670

Earnings per common share:
Basic	$(0.06)	$0.50	$—	$0.66
Diluted	$(0.06)	$0.47	$—	$0.63

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,833)	$16,239	$129	$21,670
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	—	888	161	2,696
Changes in fair value of effective portion of outstanding hedging positions	(10,443)	10,008	(23,087)	7,193

Other comprehensive income (loss)	(10,443)	10,896	(22,926)	9,889

Comprehensive income (loss)	$(12,276)	$27,135	$(22,797)	$31,559

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129	$21,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	15,127	41,847
Accretion of abandonment liability	1,311	1,768
Deferred income taxes (benefit)	(12,180)	14,300
Share-based compensation	—	1,845
Amortization of deferred loan costs	1,341	2,570
Amortization of bond discounts	103	424
Minority interest in undistributed earnings	42	—
Unrealized commodity derivative (gains) losses and amortization of premiums	45,900	(7,875)
Changes in operating assets and liabilities:
Accounts receivable	(9,418)	1,749
Inventories	(705)	(596)
Prepaid expenses and other current assets	(3,547)	(712)
Income tax receivable	8,637	(2,902)
Other assets	(25)	(2,076)
Accounts payable and accrued liabilities	5,175	24,858
Undistributed revenue payable	369	2,252
Net premiums paid on derivative contracts	(18,434)	(2,079)

Net cash provided by operating activities	33,825	97,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(59,183)	(135,061)
Expenditures for drilling equipment	(173)	(2,254)
Expenditures for other property and equipment	(1,144)	(2,460)
Proceeds from sale of oil and natural gas properties	44,619	3,031
Acquisition of TexCal Energy, net of cash acquired	—	(447,519)
Acquisition of Marquez Energy, LLC	(14,628)	—
Notes receivable—officers	1,370	—

Net cash used in investing activities	(29,139)	(584,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	39,000	524,529
Principal payments on long-term debt	(43,706)	(15,033)
Deferred loan costs	(664)	(14,180)
Dividend paid to shareholder	(35,000)	(426)
Distribution payments to Marquez Energy members	(707)	—
Repurchase of common shares	(5,301)	—

Net cash (used in) provided by financing activities	(46,378)	494,890

Net (decrease) increase in cash and cash equivalents	(41,692)	7,670
Cash and cash equivalents, beginning of period	54,715	9,389

Cash and cash equivalents, end of period	$13,023	$17,059

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$7,474	$20,185
Cash paid for income taxes	$2,900	$2,702
Supplemental Disclosure of Noncash Activities—
Decrease (increase) in accrued capital expenditures	$7,941	$2,105
Distributions of land and building	$—	$18,399
Distribution of building note payable	$—	$9,857

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

        Condensed Consolidated Financial Statements—The condensed unaudited consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. Venoco's Annual Report on Form 10-K for the year ended December 31, 2005 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        Stock Split—All common share amounts in the accompanying financial statements have been adjusted for the 1,000-for-one reverse stock split effected on February 10, 2005 and a one-for-7,500 stock split approved by the board of directors of the Company on October 13, 2005 and effected on November 8, 2005.

        Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share. Basic net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The only securities considered dilutive are the Company's non-qualified stock option awards.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,833)	$16,239	$129	$21,670
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$(1,833)	$16,239	$129	$21,670

Basic weighted average common shares outstanding	32,693	32,693	32,693	32,693
Add: dilutive effect of stock options	—	1,970	38	1,575

Diluted weighted average common shares outstanding	32,693	34,663	32,731	34,268

Basic earnings per common share	$(0.06)	$0.50	$—	$0.66
Diluted earnings per common share	$(0.06)	$0.47	$—	$0.63

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

        The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2005 and 2006 give effect to the TexCal Acquisition as if it had been completed as of January 1, 2005 and January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that we believe are reasonable and on currently available information (in thousands except per share amounts).

	Nine Months Ended September 30,
	2005	2006
Total revenues	$130,062	$230,378
Net income	$5,589	$32,845
Basic earnings per common share:	$0.17	$1.00

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

        The Company entered into an agreement pursuant to which it will sell its interests in the Arbuckle field and its remaining interests in the Bounde Creek and Beehive Bend fields and purchase additional interests in the Willows and Grimes fields and the Grizzly Island area of mutual interest. The Company will pay net cash consideration of approximately $9.75 million in the transaction, which is expected to close in December 2006.

        In February 2005, the Company entered into a purchase and sale agreement to sell its interest in the Big Mineral Creek field ("BMC"), located in Grayson County, Texas. The sales price was $45 million, subject to adjustments that, among other things, gave economic effect to the transaction as of February 1, 2005. The closing of the transaction occurred on March 31, 2005. In order to facilitate a like-kind exchange of the BMC property under Section 1031 of the Internal Revenue Code, the proceeds from the sale of $44.6 million were deposited with a qualified intermediary. The Company acquired qualified replacement properties of approximately $15.6 million prior to the expiration of the 180 day period imposed by Section 1031 (which expiration occurred on September 27, 2005). Included in the qualified replacement properties acquired was a portion of the Marquez Energy properties. The Company has deferred a portion of the gain on sale of the BMC property pursuant to Section 1031. However, since the price of the qualified replacement property acquired was less than the proceeds from the sale of the BMC property, the Company recognized for tax purposes a gain on the sale of the BMC property of approximately $27.9 million and incurred an associated tax liability of $11.1 million. In accordance with its accounting policies, the Company did not recognize a gain on sale for financial reporting purposes, but applied the proceeds to reduce the capitalized cost of its oil and natural gas properties.

4.     LONG-TERM DEBT

        Long term debt consisted of the following as of the dates indicated (in thousands):

	December 31, 2005	September 30, 2006
Revolving credit facility due March 2009	$20,000	$179,529
Second lien term loan due March 2011	—	350,000
8.75% senior notes due December 2011	149,180	149,282
5.79% mortgage on office building due January 2015	9,889	—

Total long-term debt	179,069	678,811
Less: current portion of long-term debt	(126)	—

Long-term debt, net of current portion	$178,943	$678,811

        The Company financed the TexCal Acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. On March 30, 2006, the Company borrowed $350 million pursuant to the second lien term loan facility. The Company entered into the second amendment and restatement of its existing revolving credit facility on March 30, 2006. On March 31, 2006, the Company borrowed approximately $119.5 million under the amended revolving credit facility to finance the remainder of the TexCal purchase price and related financing costs of approximately $14.4 million. The term loan facility was amended and restated as of April 28, 2006 and the revolving credit facility was further amended on May 2, 2006. The following summarizes certain terms of the credit facilities as amended as of September 30, 2006.

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

        Base Rate Loans under the second lien term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from 3.00% to 3.50%. LIBO Rate Loans under the second lien term loan facility bear interest at (i) LIBOR plus (ii) a margin ranging from 4.00% to 4.50%. In each case, the applicable margin depends on the Company's consolidated leverage ratio and whether the Company has completed a public equity offering that results in net proceeds to the Company of at least $200.0 million.

        The revolving credit agreement and the second lien term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require the Company to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt.

        On March 22, 2006, the Company paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria, LLC ("6267 Carpinteria") to its then-sole stockholder, a trust controlled by the Company's CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

        Subsequent to September 30, 2006, the Company entered into an additional amendment to its revolving credit facility. The amendment, entered into on October 25, 2006, provided for, among other things, an increase in the borrowing base from $200.0 million to $230.0 million and an increase in the interest rate applicable to amounts borrowed under the facility of 0.5%. The interest rate will decline by 0.5% following the completion of a public offering of equity securities if the Company's net proceeds from the offering are at least $200.0 million. The facility as amended imposes certain restrictions on acquisitions of oil and natural gas assets, capital expenditures and cash dividends prior to completion of such an offering, and required the Company to enter into derivative contracts covering 75% of its anticipated production from proved developed producing reserves in 2010 at specified prices.

        See Note 5 for a description of the interest rate derivative contracts.

5.     HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The Company also utilizes swap agreements to hedge the effect of interest rate changes on a portion of its long term debt. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price or interest rate movements, it also limits future revenues from favorable price or interest rate movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        The components of commodity derivative losses in the consolidated income statements are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Realized commodity derivative (losses)	$(8,287)	$(6,975)	$(15,442)	$(19,764)
Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	(18,830)	27,438	(47,266)	13,599
Ineffective portion of derivatives qualifying for hedge accounting	2,588	952	3,025	(186)

Total unrealized commodity derivative gains (losses)	(16,242)	28,390	(44,241)	13,413

Total realized and unrealized commodity derivative gains (losses)	$(24,529)	$21,415	$(59,683)	$(6,351)

        The estimated fair values of derivatives included in the condensed consolidated balance sheets at December 31, 2005 and September 30, 2006 are summarized below. The decrease in the net derivative liability from December 31, 2005 to September 30, 2006 is primarily attributable to the effect of decreasing oil and natural gas prices and the addition of natural gas puts and collars and cash settlements of derivatives during the period, partially offset by the addition of oil collars (in thousands):

	December 31, 2005	September 30, 2006
Derivative assets:
Oil derivative contracts	$1,899	$1,627
Gas derivative contracts	1,561	19,535
Derivative liabilities:
Oil derivative contracts	(26,540)	(18,323)
Gas derivative contracts	(11,849)	(6,386)

Net derivative asset (liability)	$(34,929)	$(3,547)

        As of September 30, 2006, an unrealized derivative fair value loss of $5.4 million ($3.3 million after tax), related to cash flow hedges, was recorded in accumulated other comprehensive loss. Based on the estimated fair values of derivative contracts that qualify for cash flow hedge accounting at September 30, 2006, the Company expects to reclassify net losses of $3.1 million ($1.9 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months; however, actual gains or losses may vary materially based on actual prices at the contract settlement dates.

        Crude Oil Agreements.    As of September 30, 2006, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil hedges at September 30, 2006 for production:
October 1 - December 31, 2006	10,500	$47.85	7,000	$59.86
January 1 - December 31, 2007	7,313	$49.72	6,115	$71.58
January 1 - December 31, 2008	4,950	$54.43	4,950	$75.38
January 1 - December 31, 2009	4,580	$53.94	4,580	$76.78

        Natural Gas Agreements.    As of September 30, 2006, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas hedges at September 30, 2006 for production:
October 1 - December 31, 2006	27,000	$7.19	21,000	$10.71
January 1 - December 31, 2007	21,000	$7.42	15,436	$11.46
January 1 - December 31, 2008	13,500	$8.00	11,947	$12.24
January 1 - December 31, 2009	9,500	$7.61	9,500	$12.10

        The Company entered into derivative contracts for options that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts. The premiums for the derivative contract options contain an implicit interest rate factor for the difference in the derivative's fair value at inception and the liability for payment of premiums. The Company recorded $4.3 million for the net derivative premiums payable at September 30, 2006 (including $3.1 million in accounts payable and accrued liabilities and $1.2 million in long-term liabilities), net of the discount which will be amortized into interest expense over the term of the related contracts.

        As of September 30, 2006, the Company had entered into a forward sales contract with a gas purchaser under which it is obligated for physical delivery of specified volumes of gas with a floor price. As this contract provides for physical delivery of the gas, it is not considered a derivative because it has been designated as a normal sale. The transaction will be recorded in the financial statements when the associated delivery occurs. The Company has also contracted for the sale of 2,000 MCF per day at a floor price of $4.85 per MCF for the period October 1, 2005 to December 31, 2006.

        In October 2006, the Company entered into two NYMEX oil collars for a total of 4,500 Bbls per day of 2010 production at average minimum and maximum prices of $60.00 and $72.96, respectively, and a NYMEX gas collar for 10,000 MMBtus of 2010 natural gas production at minimum and maximum prices of $7.00 and $10.35, respectively, with a $0.22 PG&E basis swap to convert the NYMEX gas collar to a PG&E Citygate location at minimum and maximum prices of $7.22 and $10.57, respectively.

        The Company entered into an interest rate swap transaction during the quarter ended June 30, 2006 to lock in its interest cost on $200 million of borrowings under the second lien term loan facility at a fixed rate of 9.9225%, including a 4.5% margin, through May 2008. The Company pays a fixed interest rate of 5.4225% and receives a floating interest rate based on the three-month LIBOR rate. Settlements are made quarterly beginning August 2006. The Company has not designated this interest rate swap as a hedge. The fair value of the interest rate swap was a liability of $1.0 million at September 30, 2006 and has been recorded in accrued payables with a corresponding charge for the unrealized loss to interest expense.

6.     ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing properties (including removal of certain onshore and offshore facilities in California) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted over the productive life of the related assets. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as increases or decreases in the asset retirement obligation and the related capitalized asset retirement costs. Capitalized costs are depleted as a component of the full cost pool using the units-of production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2006 (in thousands):

September 30, 2006
Asset retirement obligations at beginning of period	$22,757
Revisions of estimated liabilities	2,594
Liabilities incurred	9,896
Liabilities settled	(6)
Accretion expense	1,770

Asset retirement obligations at end of period	37,011
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,572)

Long-term asset retirement obligations	$35,439

        Liabilities incurred include $8.9 million of asset retirement obligations attributable to the acquisition of TexCal.

7.     SHARE-BASED PAYMENTS

        Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees if the grant price equaled or exceeded the market price on the date of the option grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under this method, compensation cost is recorded for all unvested stock options beginning in the period of adoption and prior period financial statements are not restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the awards and the value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

SFAS 123R also requires the recognition of the equity component of deferred compensation as additional paid-in capital.

        In accordance with the provisions of SFAS 123R, total stock-based compensation cost in the amount of $0.5 million and $1.8 million was recorded as general and administrative expense for the three and nine months ended September 30, 2006. SFAS 123R requires the Company to estimate forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment from adopting SFAS 123R as of January 1, 2006 to include estimated forfeitures in the calculation was not material and had no impact on earnings per share.

        Equity Incentive Plan—During 2005, the Company entered into non-qualified stock option agreements with certain employees, officers and directors of the Company other than Mr. Marquez. Total options granted in 2005 through September 30, 2006 were 4,253,663 with a weighted average exercise price of $7.58 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date.

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	4,013,663	$7.04
Granted	240,000	$16.58
Exercised	—	—
Cancelled	—	—

Outstanding, end of period	4,253,663	$7.58

Exercisable, end of period	1,653,465
Weighted average grant date fair value of options granted	$5.79

        Additional information related to options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$6.00 - $7.33	2,995,200	8.4 years	$6.12	1,198,080	$6.12
$8.00 - $8.68	560,963	8.5 years	$8.33	224,385	$8.33
$10.67 - $13.33	497,500	8.9 years	$11.53	191,000	$11.51
$15.00 - 20.00	200,000	9.4 years	$17.50	40,000	$17.50

	4,253,663	8.5 years	$7.58	1,653,465	$7.32

        Pro Forma Effects—No compensation cost was recorded prior to January 1, 2006 because the issuances of the stock options were at exercise prices that were equal to or higher than their fair market value on the date of the grant. Had the Company recognized compensation expense for all options granted based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, its pro forma net earnings and earnings per common share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$(1,833)	$129
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	—	—
Deduct:
Total stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(648)	(1,969)

Pro forma net income	$(2,841)	$(1,840)

Basic earnings per common share:
As reported	$(0.06)	$—
Pro forma	$(0.08)	$(0.06)
Diluted earnings per common share:
As reported	$(0.06)	$—
Pro forma	$(0.08)	$(0.06)

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

        The following assumptions were used during the nine months ended September 30, 2005 and 2006 to compute the weighted average fair market value of options granted during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Expected option life	5 years	—	5 years	7 years
Risk free interest rates	4.16%	—	3.97%	4.32%
Estimated volatility	76%	—	76%	61%
Dividend yield	0.0%	—	0.0%	0.0%

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

        As of September 30, 2006, there was $5.7 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted average period of 2.5 years.

8.     SHAREHOLDERS' EQUITY

        On January 3, 2005, a dividend of $35.0 million was paid to the Company's then-sole stockholder, a trust controlled by the Company's CEO, from the proceeds of the issuance of the senior notes.

        On March 22, 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria, LLC to its then-sole stockholder, a trust controlled by the Company's CEO. 6267 Carpinteria owns the office building and related land leased by the Company in Carpinteria, California. At the date of the dividend, 6267 Carpinteria had net assets of $4.7 million, including $0.4 million in cash and land and building with a net book value of $13.4 million and a note payable of $9.9 million.

        During the third quarter of 2006, the Company declared and paid a dividend on its common stock consisting of (i) approximately 51 acres of real property located in Carpinteria, California and (ii) an option to acquire additional interests in land associated with such real property if, as a result of current negotiations, the Company acquires that interest. In connection with the dividend, the Company entered into certain agreements with its then-sole stockholder and an affiliate of the stockholder, including a ground lease and a development agreement relating to the property. Under the ground lease, which has a 20-year term, the Company will lease the property for use in its oil and gas operations. The stockholder's affiliate has the right to require the Company to consolidate its operations at a future date. If consolidation is requested, subject to obtaining necessary permits, the area under lease will be reduced to the footprint of the consolidated site. The Company estimates that the cost of effecting the consolidation will be approximately $10 million. The lease for the consolidated site will terminate when the Company no longer has oil and gas operations in the area, up to a maximum of 99 years. At the date the dividend was paid, the interest conveyed had an appraised value equal to the value of the dividend of $5.0 million. The net remaining book value of the retained leasehold interest of $5.3 million will be amortized over the expected life of the lease.

9.     LITIGATION

Beverly Hills Litigation

        Eight lawsuits have been filed by persons who are graduates of the Beverly Hills High School or citizens of Beverly Hills/Century City or visitors to that area from the time period running from the 1930s to date. Six of these lawsuits name the Company as a defendant. There are approximately 1,000 plaintiffs who claim they are suffering from various forms of cancer or some other medical ailment, fear they may suffer from such maladies in the future, or are related in some manner to someone that suffered from cancer (e.g. heirs or spouses). Plaintiffs' claims are based on alleged exposure to levels of some substances in the air, soil and water which derive from either oil field or other operations in the area. The Company has owned an oil and gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company owned the facility. It is anticipated that additional plaintiffs may be added to the litigation over time. The Company has defense and indemnity obligations to certain other defendants in the actions. Management believes that the claims made in the suits are without merit and the Company intends to defend against the claims vigorously. However, the Company cannot predict, at this time, the outcome of the suits. All cases are consolidated before one judge. The judge has ordered that all of the cases be stayed except for a test case consisting of twelve plaintiffs. The trial date for the twelve "test" plaintiffs is scheduled to commence in late November 2006.

        One of the Company's insurers is currently paying for the defense of these lawsuits under a reservation of its rights. Three other insurers that provided insurance coverage to the Company (the "Declining Insurers") have taken the position that they are not required to provide coverage relating to the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills School District (the "District"), as an additional insured on those policies, brought a declaratory relief action against two of those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers. The District is appealing that decision. On July 10, 2006 the same Los Angeles County Superior Court denied a motion for summary judgment by another of the insurers against the District on the issue of the duty to defend. On February 10, 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The policy issued by the insurer that is currently providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the action brought by the District. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it is ultimately determined that the pollution exclusion or another exclusion contained in one or more of the Company's policies applies, the Company will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

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

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires a presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The Company is evaluating the provisions of SFAS 155. The effects of adopting of SFAS 155 on the Company's financial statements are not known at this time.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position or results of operations. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value heirarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the consolidated financial statements of the Company.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after

November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

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

        The following is condensed consolidating financial information for the three and nine months ended September 30, 2005 and 2006 and as of December 31, 2005 and September 30, 2006.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$46,732	$546	$—	$—	$47,278
Commodity derivative losses (realized)	(8,287)	—	—	—	(8,287)
Commodity derivative losses (unrealized)	(16,242)	—	—	—	(16,242)
Other	657	—	1,622	(1,503)	776

Total revenues	22,860	546	1,622	(1,503)	23,525
EXPENSES:
Oil and natural gas production	13,397	17	334	—	13,748
Transportation expense	1,401	141	—	(1,078)	464
Depletion, depreciation and amortization	5,532	40	62	—	5,634
Accretion of abandonment liability	273	15	5	—	293
General and administrative, net of amounts capitalized	3,248	—	132	(425)	2,955
Amortization of deferred loan costs	320	—	—	—	320
Interest, net	4,358	(665)	(332)	—	3,361

Total expenses	28,529	(452)	201	(1,503)	26,775

Equity in subsidiary income	624	—	—	(624)	—

Income (loss) before income taxes	(5,045)	998	1,421	(624)	(3,250)
Income tax provision (benefit)	(3,212)	(151)	531	1,415	(1,417)

Net income (loss)	$(1,833)	$1,149	$890	$(2,039)	$(1,833)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$47,037	$28,858	$—	$—	$75,895
Commodity derivative losses (realized)	(6,975)	—	—	—	(6,975)
Commodity derivative gains (unrealized)	28,390	—	—	—	28,390
Other	1,181	(80)	1,263	(1,035)	1,329

Total revenues	69,633	28,778	1,263	(1,035)	98,639
EXPENSES:
Oil and natural gas production	15,356	11,157	536	—	27,049
Transportation expense	1,476	121	—	(968)	629
Depletion, depreciation and amortization	11,759	6,571	20	—	18,350
Accretion of abandonment liability	472	179	6	—	657
General and administrative, net of amounts capitalized	6,899	545	68	(67)	7,445
Amortization of deferred loan costs	1,099	—	—	—	1,099
Interest, net	17,485	(228)	(586)	—	16,671

Total expenses	54,546	18,345	44	(1,035)	71,900

Equity in subsidiary income	6,991	—	—	(6,991)	—

Income before income taxes	22,078	10,433	1,219	(6,991)	26,739
Income tax provision	5,839	4,174	487	—	10,500

Net income	$16,239	$6,259	$732	$(6,991)	$16,239

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$131,436	$3,232	$—	$—	$134,668
Commodity derivative losses (realized)	(15,442)	—	—	—	(15,442)
Commodity derivative losses (unrealized)	(44,241)	—	—	—	(44,241)
Other	2,349	21,670	5,364	(26,516)	2,867

Total revenues	74,102	24,902	5,364	(26,516)	77,852

EXPENSES:
Oil and natural gas production	36,535	494	1,001	—	38,030
Transportation expense	5,234	—	—	(3,554)	1,680
Depletion, depreciation and amortization	14,615	294	218	—	15,127
Accretion of abandonment liability	1,242	53	16	—	1,311
General and administrative, net of amounts capitalized	11,675	124	419	(1,564)	10,654
Amortization of deferred loan costs	1,341	—	—	—	1,341
Interest, net	11,761	(665)	(915)	—	10,181

Total expenses	82,403	300	739	(5,118)	78,324

Equity in subsidiary income	4,726			(4,726)	—

Income (loss) before income taxes	(3,575)	24,602	4,625	(26,124)	(472)
Income tax provision (benefit)	(3,746)	9,751	1,834	(8,482)	(643)

Income (loss) before minority interest in Marquez Energy	171	14,851	2,791	(17,642)	171
Minority interest in Marquez Energy	42	—	—	—	42

Net income (loss)	$129	$14,851	$2,791	$(17,642)	$129

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$147,968	$55,301	$—	$—	$203,269
Commodity derivative losses (realized)	(19,764)	—	—	—	(19,764)
Commodity derivative gains (unrealized)	13,413	—	—	—	13,413
Other	4,042	49	4,007	(3,389)	4,709

Total revenues	145,659	55,350	4,007	(3,389)	201,627

EXPENSES:
Oil and natural gas production	40,657	20,481	1,429	—	62,567
Transportation expense	4,887	181	—	(2,829)	2,239
Depletion, depreciation and amortization	29,661	12,071	115	—	41,847
Accretion of abandonment liability	1,376	375	17	—	1,768
General and administrative, net of amounts capitalized	19,069	787	270	(560)	19,566
Amortization of deferred loan costs	2,570	—	—	—	2,570
Interest, net	37,138	(248)	(1,590)	—	35,300

Total expenses	135,358	33,647	241	(3,389)	165,857

Equity in subsidiary income	15,281	—	—	(15,281)	—

Income before income taxes	25,582	21,703	3,766	(15,281)	35,770
Income tax provision	3,912	8,682	1,506	—	14,100

Net income	$21,670	$13,021	$2,260	$(15,281)	$21,670

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2005

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041	$—	$348	$—	$9,389
Accounts receivable	29,253	490	98	—	29,841
Inventories	1,753	—	—	—	1,753
Prepaid expenses and other current assets	3,894	—	457	—	4,351
Income taxes receivable	4,107	—	—	—	4,107
Deferred income taxes	8,611	—	—	—	8,611
Commodity derivatives	3,391	—	—	—	3,391

TOTAL CURRENT ASSETS	60,050	490	903	—	61,443

PROPERTY, PLANT & EQUIPMENT, NET	222,798	17,756	14,868	(21,646)	233,776
COMMODITY DERIVATIVES	69	—	—	—	69
INVESTMENTS IN AFFILIATES	69,651	—	—	(69,651)	—
OTHER	7,270	—	—	—	7,270

TOTAL ASSETS	$359,838	$18,246	$15,771	$(91,297)	$302,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,064	$10	$60	$—	$31,134
Undistributed revenue payable	2,155	—	—	—	2,155
Accrued interest	720	—	—	—	720
Current maturities of long-term debt	—	—	126	—	126
Commodity derivatives	26,397	—	—	—	26,397

TOTAL CURRENT LIABILITIES	60,336	10	186	—	60,532

LONG-TERM DEBT	169,180	—	9,763	—	178,943
DEFERRED INCOME TAXES	24,108	—	—	—	24,108
COMMODITY DERIVATIVES	11,992	—	—	—	11,992
ASSET RETIREMENT OBLIGATIONS	21,507	701	441	—	22,649
INTERCOMPANY PAYABLES (RECEIVABLES)	68,381	(49,325)	(19,056)	—	—

TOTAL LIABILITIES	355,504	(48,614)	(8,666)	—	298,224

TOTAL STOCKHOLDERS' EQUITY	4,334	66,860	24,437	(91,297)	4,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,838	$18,246	$15,771	$(91,297)	$302,558

CONDENSED CONSOLIDATING BALANCE SHEETS

AT SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,143	$7,845	$71	$—	$17,059
Accounts receivable	24,318	17,890	119	—	42,327
Inventories	2,289	60	—	—	2,349
Prepaid expenses and other current assets	5,460	1,556	—	—	7,016
Income taxes receivable	6,810	—	—	—	6,810
Commodity derivatives	11,270	—	—	—	11,270

TOTAL CURRENT ASSETS	59,290	27,351	190	—	86,831

PROPERTY, PLANT & EQUIPMENT, NET	306,138	486,025	954	(21,664)	771,453
COMMODITY DERIVATIVES	9,892	—	—	—	9,892
INVESTMENTS IN AFFILIATES	551,693	—	—	(551,693)	—
OTHER	20,183	814	—	—	20,997

TOTAL ASSETS	$947,196	$514,190	$1,144	$(573,357)	$889,173

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$43,529	$9,922	$—	$—	$53,451
Undistributed revenue payable	2,717	9,882	3,384	—	15,983
Interest payable	14,995	(5)	—	—	14,990
Deferred income taxes	2,085	—	—	—	2,085
Commodity derivatives	13,538	—	—	—	13,538

TOTAL CURRENT LIABILITIES:	76,864	19,799	3,384	—	100,047

LONG-TERM DEBT	678,811	—	—	—	678,811
DEFERRED INCOME TAXES	34,807	—	—	—	34,807
COMMODITY DERIVATIVES	11,171	—	—	—	11,171
ASSET RETIREMENT OBLIGATIONS	26,337	8,644	458	—	35,439
INTERCOMPANY PAYABLES (RECEIVABLES)	90,308	(56,773)	(33,535)	—	—
OTHER LONG-TERM LIABILITIES	1,117	—	—	—	1,117

TOTAL LIABILITIES	919,415	(28,330)	(29,693)	—	861,392

TOTAL STOCKHOLDERS' EQUITY	27,781	542,520	30,837	(573,357)	27,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$947,196	$514,190	$1,144	$(573,357)	$889,173

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities	$24,633	$4,504	$4,688	$—	$33,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(49,826)	(9,349)	(8)	—	(59,183)
Acquisition of Marquez Energy, LLC	(14,628)	—	—	—	(14,628)
Proceeds from sale of oil and natural gas properties	—	44,619	—	—	44,619
Notes receivable—officers and employees	(50)	1,420	—	—	1,370
Expenditures for property and equipment and other	(1,317)	—	—	—	(1,317)

Net cash provided by (used in) investing activities	(65,821)	36,690	(8)	—	(29,139)

Net proceeds from (repayments of) intercompany borrowings	3,978	(974)	(3,004)	—	—
Proceeds from long-term debt	39,000	—	—	—	39,000
Principal payments on long-term debt	(43,684)	—	(22)	—	(43,706)
Distribution payments to Marquez Energy members	(707)	—	—	—	(707)
Dividend paid to shareholder	(35,000)	—	—	—	(35,000)
Repurchase of common shares	(5,301)	—	—	—	(5,301)
Deferred loan costs	(664)	—	—	—	(664)

Net cash used in financing activities	(42,378)	(974)	(3,026)	—	(46,378)

Net increase (decrease) in cash and cash equivalents	(83,566)	40,220	1,654	—	(41,692)
Cash and cash equivalents, beginning of period	54,665	—	50	—	54,715

Cash and cash equivalents, end of period	$(28,901)	$40,220	$1,704	$—	$13,023

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$100,970	$(1,655)	$(2,272)	$—	$97,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(111,584)	(23,477)	—	—	(135,061)
Proceeds from sale of oil and natural gas properties	—	3,031	—	—	3,031
Investment in Texcal, net of cash acquired	(456,810)	9,291	—	—	(447,519)
Expenditures for property and equipment and other	(4,653)	(61)	—	—	(4,714)

Net cash used in investing activities	(573,047)	(11,216)	—	—	(584,263)

Net proceeds from (repayments of) intercompany borrowings	(22,744)	20,716	2,028	—	—
Proceeds from long-term debt	524,529	—	—	—	524,529
Principal payments on long-term debt	(15,000)	—	(33)	—	(15,033)
Dividend paid to shareholder	(426)	—	—	—	(426)
Deferred loan costs	(14,180)	—	—	—	(14,180)

Net cash provided by financing activities	472,179	20,716	1,995	—	494,890

Net increase (decrease) in cash and cash equivalents	102	7,845	(277)	—	7,670
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389

Cash and cash equivalents, end of period	$9,143	$7,845	$71	$—	$17,059

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 5, 2006, as well as with the financial statements and related notes and the other information appearing elsewhere in this report. For further information on our business strategy, the opportunities we intend to pursue and the risks and uncertainties to which our business is subject, see "Business and Properties—Our Strategy" and "Risk Factors" as set forth in the above referenced report on Form 10-K, and Part II, Item 1A of this report. Certain statements contained herein that set forth management's intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of exploration, development and exploitation activities, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing gas and oil reserves and pricing assumptions relating to those reserves, potential delays in the timing of planned operations, competition, risks associated with permitting and with leasing gas and oil properties, risks associated with oil and natural gas transportation and marketing, potential cost overruns, potential dry holes, regulatory uncertainties and risks associated with the availability of capital to fund planned expenditures, as well as general industry and market conditions. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since the change in our senior management that occurred in June 2004, we have returned to our historical strategy of devoting substantial resources to exploration, exploitation and development projects on our properties, and to the acquisition of additional properties. Pursuit of this strategy has led to increases in our oil and natural gas production. Our net production for the third quarter of 2006 was 16,962 BOE/d, up from 10,444 BOE/d in the third quarter of 2005 and roughly stable relative to 17,114 BOE/d in the second quarter of 2006. Our third quarter 2006 results include the effect of our March 31, 2006 acquisition of TexCal Energy. Third quarter 2006 production volumes were impacted by two maintenance projects in the quarter. First, production from the South Ellwood field was shut in for part of August due to maintenance on the barge that delivers oil from the field. As a result, we accelerated our scheduled maintenance in the field from September to August to coincide with the barge maintenance. Second, the primary pipeline serving our Willows gas field in the Sacramento Basin operated on reduced capacity for several weeks in the third quarter due to maintenance. Oil production from the South Ellwood field recommenced at the end of August and natural gas production from the Willows field recommenced in September. The effect of the barge and pipeline maintenance projects was to suppress our average net production in the third quarter of 2006 by approximately 1,500 BOE/d. We expect our production to increase in the fourth quarter of 2006, and to increase quarter to quarter in 2007. Because of the anticipated increases in production and the effect of our hedging program, we expect revenues, not including the effect of non-cash, unrealized derivative gains and losses, to increase in 2006 compared to 2005, and 2007 compared to 2006, even if oil and natural gas prices decline moderately. We have also increased our net estimated oil and gas reserves in 2006. As of July 31, 2006, our estimated net proved oil and gas reserves totaled 94,452 MBOE (based on then-current commodity prices), 57% of which were proved developed. We believe that continued pursuit of our business strategy will lead to further increases in our proved reserves. In the execution of our business strategy, management is principally focused on increasing our reserves of oil and natural gas and on continuing and strengthening the trend of increasing annual production through exploration, exploitation and development activities, acquisitions and the resolution of operational problems as they arise. Our management is also focused on the risks and opportunities associated with current oil and natural gas prices, which are generally high compared to historical averages, and on the goal of maximizing production rates while operating in a safe manner. Rising oil and natural gas prices created substantial unrealized commodity derivative losses in 2005, and fluctuating oil prices and lower natural gas prices led to unrealized commodity derivative gains in the first nine months of 2006. The unrealized gains, which totaled $13.4 million in the first nine months of 2006, resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as commodity derivative gains in our income statement. Any payments actually due to or from counterparties in the future on these derivatives will ultimately be offset by corresponding changes in prices received for the sale of our production. Our disciplined hedging strategy, which includes the use of collars, swaps and purchased floors, has allowed us to lock in minimum future floor prices we consider attractive on substantial production volumes through December 2010, while often allowing upside participation. See "—Qualitative and Quantitative Disclosures About Market Risk."

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects. We estimate that our exploration, exploitation and development capital expenditures will be approximately $185 million in 2006, including over $30 million on projects acquired as part of the TexCal acquisition. In the first nine months of 2006, we incurred $135.1 million of capital expenditures on our projects, not including capital expenditures made by TexCal prior to our acquisition of that company. Projects we have or expect to pursue in 2006 in the Sockeye and South Ellwood fields include approximately 14 redrills, recompletions and workovers. In the first nine months of 2006, we completed four workovers in the South Ellwood field and were unsuccessful with a fifth workover. We also completed three workovers in the Sockeye field. We also drilled three wells in the Sockeye field, all of which were successfully completed. In addition, we finished testing two exploratory wells drilled in the South Ellwood Field. One, the North Flank well, was dry and will be converted into a water injection well in the future. The other, the Sespe well, has been completed and is producing. We also expect to increase water injection capabilities at these fields and to incorporate system upgrades to mitigate operating risks and enhance reliability. In the Sacramento Basin, we plan to drill about 75 new wells and to complete approximately 35 to 40 workovers and recompletions in 2006. In the first nine months of 2006, we successfully drilled and completed 43 new wells (including one non-operated well) and completed 23 workovers and recompletions in the Sacramento Basin. During the period we also drilled seven dry holes in the basin, including one non-operated well and one that failed due to mechanical problems that prevented the well from reaching the geologic objective. In Texas, we expect to drill three new wells in 2006 and to conduct operations to increase the operating efficiency and production rates in some of the fields acquired as part of the TexCal acquisition. In the second and third quarters of 2006, we successfully drilled two wells in the Word Field in Texas. We also completed 110 workovers or recompletions in Texas, 80 of which were in the Hastings complex. Exploration activities pursued in 2006 include the drilling of five exploration wells in the first nine months of the year. Three of those wells, including the North Flank well described above, were dry holes. One of the producing exploration wells is the Sespe well and the other is a discovery well drilled to the Monterey M2 formation in the Sockeye field. This well is the first horizontal well drilled to the M2 formation and, as of November 10, 2006, was producing at a gross rate of approximately 200-250 Bbl/d. We have also continued our active leasing program in key areas. The aggregate levels of capital expenditures for 2006, and the allocation of such expenditures, are dependent on a variety of factors, including the availability of capital resources to fund those expenditures, the availability of service contractors and equipment, permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms. Accordingly, the actual levels of capital expenditures and the allocation of such expenditures may vary materially from the above estimates. See "—Liquidity and Capital Resources—Capital Resources and Requirements."

Acquisitions and Divestitures

        Acquisition of TexCal.    We acquired TexCal on March 31, 2006 for $456 million in cash and related financing costs of $14.4 million. According to a reserve report prepared by DeGolyer & MacNaughton, as of December 31, 2005, TexCal had proved reserves of 31.4 MMBOE. It had average net production of 5,468 BOE/d in the first quarter of 2006, of which 61% was natural gas and 39% was oil and condensate. The acquisition is consistent with our strategy of acquiring large, mature fields with established reserves and significant exploitation and development potential, and provided us with substantial additions to our multi-year drilling inventory. TexCal acquired all of its properties in October 2004 from Tri-Union Development Corporation, or Tri-Union, which was then a debtor in proceedings under Chapter 11 of the U.S. bankruptcy code. In part due to the circumstances leading to the Tri-Union bankruptcy, capital expenditures devoted to the TexCal properties were limited in the years preceding the acquisition. We financed the acquisition through loans advanced under our revolving credit facility and a new second lien term loan facility. We borrowed approximately $119.5 million under the revolving credit facility and $350 million under the second lien term loan facility to finance the $456 million purchase price and related financing costs. DeGolyer & MacNaughton recently prepared a new report for us as of July 31, 2006, based upon recent results and additional information, which report attributes estimated proved reserves of 44.6 MMBOE to the properties we acquired from TexCal.

        Acquisition of Marquez Energy.    We completed our acquisition of Marquez Energy, a Colorado limited liability company majority owned and controlled by Timothy Marquez, our Chief Executive Officer, on March 21, 2005. According to a reserve report prepared by Netherland, Sewell & Associates, Inc., or NSAI, Marquez Energy had proved reserves of approximately 2.0 MMBOE as of December 31, 2004. The purchase price for the membership interests in Marquez Energy was $16.8 million (including a $2.0 million deposit paid in 2004). The purchase price was based on the members' equity on Marquez Energy's unaudited December 31, 2004 balance sheet, as adjusted to reflect the value of its oil and natural gas properties (as determined by NSAI as of December 31, 2004) and certain other adjustments. For the purpose of calculating the purchase price, the following values were assigned to Marquez Energy's proved reserves: (i) $1.75/Mcfe for its proved developed producing reserves, (ii) $1.00/Mcfe for its proved developed non-producing reserves and (iii) $0.75/Mcfe for its proved undeveloped reserves. Pursuant to the purchase agreement, NSAI conducted a supplemental evaluation of the Marquez Energy properties as of year-end 2005, and NSAI or another nationally recognized engineering firm will conduct a further evaluation as of year-end 2006. In the event the year-end 2006 evaluation attributes proved reserves to the Marquez Energy properties as of December 31, 2004 in excess of those reflected in NSAI's initial report, an additional payment will be made to the former holders of interests in Marquez Energy pursuant to the same formula, subject to a maximum aggregate price of $25.0 million, including assumption of debt. No additional payments were due as a result of an evaluation conducted by NSAI as of December 31, 2005. Because Marquez Energy was a company under common control since July 12, 2004, our financial statements and production information for all of 2005 and for the third and fourth quarters of 2004 include Marquez Energy. For the same reason, the acquisition was accounted for in a manner similar to a pooling of interests whereby the historical results of Marquez Energy have been combined with our financial results since July 1, 2004.

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

        Other.    In September 2005, we acquired a 100% working interest in the Willows-Beehive Bend gas field, a 100% working interest in the Bounde Creek gas field and a 65% working interest in the Arbuckle field for an aggregate price of $10.1 million, net of certain participation rights held by third parties. We operate all of the acquired fields, which are located in the Sacramento Basin. In January 2006, we sold 35% of the interests we acquired in the Willows-Beehive Bend and Bounde Creek fields for $3.0 million. We acquired additional interests in the Willows-Beehive Bend field for $0.6 million in May 2006. We recently entered into an agreement pursuant to which we will sell our interests in the Arbuckle field and our remaining interests in the Bounde Creek and Beehive Bend fields and purchase additional interests in the Willows and Grimes fields and the Grizzly Island area of mutual interest. We will pay net cash consideration of approximately $9.75 million in the transaction, which is expected to close in December 2006 and be given economic effect as of January 1, 2006. In addition, in the fourth quarter of 2005, we purchased the Union Island pipeline, a 32-mile natural gas pipeline that runs from the Union Island field to a location near Pittsburg, California, for $6.1 million.

Recent Developments

        Amendment to Revolving Credit Facility.    On October 25, 2006, we entered into an amendment to our revolving credit facility which provided for, among other things, an increase in the borrowing base from $200.0 million to $230.0 million and an increase in the interest rate applicable to amounts borrowed under the facility of 0.5%. The interest rate will decline by 0.5% following the completion of a "Qualifying IPO," defined as a public offering of our common stock in which our net proceeds are at least $200.0 million. The facility as amended imposes restrictions on acquisitions of oil and natural gas assets, capital expenditures and cash dividends prior to completion of a Qualifying IPO, and required us to enter into derivative contracts covering 75% of anticipated production from our proved developed producing reserves in 2010 at specified prices. See "Liquidity and Capital Resources—Capital Resources and Requirements."

        CO2 Project with Denbury.    On November 8, 2006, we entered into an option agreement with Denbury Resources relating to a potential CO2 enhanced recovery project in the Hastings complex. Pursuant to the agreement, Denbury will pay us $50.0 million for an option to acquire our interest in parts of the complex and certain related property for use in an enhanced recovery project in which we will have a continuing interest. The grant of the option, and Denbury's obligation to make the option payment, is contingent upon (i) the approval of the option agreement by lenders under our revolving credit facility and (ii) Denbury confirming that there are no material title or environmental defects affecting the properties based on its currently ongoing diligence review, in each case by December 1, 2006. Of the total option payment, $37.5 million will be paid upon the satisfaction of the foregoing conditions, $7.5 million will be paid in November 2007 and the remaining $5.0 million will be paid in November 2008. Denbury may not exercise the option until September 2008. The initial exercise period will end in October 2009, subject to Denbury's right to extend it for successive one-year periods until 2016 for an annual extension fee of $30.0 million.

        Following the exercise of the option, Denbury will either purchase the properties subject to the option or enter into a volumetric production payment arrangement with us with respect to the properties. The purchase price or volumetric production payment will be based on the value of the properties as determined with respect to the net proved reserves associated with the properties based on then-existing operations and NYMEX forward strip pricing, subject to certain adjustments. The $50.0 million option payment will not be deducted from the purchase price or payment. Contemporaneously with its exercise of the option, Denbury will commit to a development plan for the properties that will call for it to make capital expenditures of at least $178.7 million over five years. Following the exercise of the option, we will retain an overriding royalty interest of 2.0% in production from the properties. We will also have the right to back in to a working interest of approximately 22.3% in the CO2 project after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. We will continue our operations on the properties until the option is exercised. The success of any CO2 enhanced recovery project is subject to numerous risks and uncertainties, including those relating to the geologic suitability of the properties for such a project and the availability of an economic and reliable supply of CO2.

Trends Affecting our Results of Operations

        Our results of operations include the effect of the TexCal acquisition beginning April 1, 2006, which has led to significant increases in production, revenue and related expenses in the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

        Oil and natural gas prices, despite recent fluctuations, have been substantially higher in both 2005 and 2006 than in 2004. Changes in prices have contributed to an increase in our oil and natural gas revenues in both 2006 compared to 2005 and 2005 compared to 2004. Price increases in 2005, together with an increase in production volumes, resulted in a 37% increase in our oil and natural gas revenues compared to 2004, although because of unrealized commodity derivative losses, our total revenues increased only 9%. In the first nine months of 2006, oil price increases and oil and gas production volume increases resulted in a 51% increase in oil and natural gas revenues compared to the same period in 2005, and because of unrealized commodity derivative gains, total revenues rose 159%.

        Our production of oil and natural gas has increased since the change in our senior management that occurred in June 2004. Our net production for the third quarter of 2006 was 16,962 BOE/d, compared to 10,444 BOE/d for the third quarter of 2005. Relative to the third quarter of 2005, production volumes in the third quarter of 2006 were significantly impacted by the acquisition of TexCal. Properties we acquired from TexCal contributed average net production of 6,187 BOE/d in the third quarter of 2006. In addition to increases resulting from the acquisition of TexCal, we expect to show increases in production from our December 31, 2005 asset base in the fourth quarter of 2006 relative to the same period in 2005. Our production increased in several of our producing areas in the third quarter of 2006 relative to the previous quarter, in particular the Sacramento Basin and the Hastings field in Texas. However, overall average net production for the quarter was 16,962 BOE/d, roughly stable relative to 17,114 BOE/d in the second quarter of 2006, primarily as a result of two maintenance projects. First, production from the South Ellwood field was shut in for part of August due to maintenance on the barge that delivers oil from the field. As a result, we accelerated our scheduled maintenance in the field from September to August to coincide with the barge maintenance. Second, the primary pipeline serving our Willows gas field in the Sacramento Basin operated on reduced capacity for several weeks in the third quarter due to maintenance. Oil production from the South Ellwood field recommenced at the end of August and natural gas production from the Willows field recommenced in September. The effect of the barge and pipeline maintenance projects was to suppress our average net production in the third quarter by approximately 1,500 BOE/d. Additionally, the owner of the refinery to which we have historically delivered production from the South Ellwood field informed us in August 2006 that it was unwilling to accept further deliveries from the barge that services the field. As a result, we have sold recent shipments of oil production from the field to a refinery in the San Francisco area. To date, the situation has not adversely affected our production from the field, though it has resulted in reduced sales prices for the production and increased transportation costs. We are evaluating potential alternative short-term and long-term arrangements for the delivery and sale of oil production from the field, but any such arrangement may require time to implement and may require us to accept lower prices for our production and/or incur higher transportation costs. We expect that within a several month period we will secure long term sales/transportation arrangements that will not significantly reduce our net sales price for the oil relative to our historical arrangements. Overall, we expect to show continued quarter over quarter production increases in the fourth quarter of 2006 and in 2007, primarily as a result of ongoing exploitation and development programs in the Sacramento Basin and the Hastings complex.

        Production expenses in the first nine months of 2006 increased to $15.16 per BOE from $12.05 per BOE in the first nine months of 2005. The increase was primarily attributable to substantial remedial work we conducted in the Hastings complex in the second and third quarters of 2006, and to the effect of the maintenance projects described above. The projects suppressed production volumes in the third quarter and contributed to an increase in production expenses in the third quarter to $17.33 per BOE. The maintenance projects were completed by the end of the third quarter. We expect to complete most of the remedial work in the Hastings complex by the end of the first quarter of 2007. Also, we are in the process of adding production from our lower operating cost gas wells in the Sacramento Basin. This added production, combined with the completion of much of the remedial work in the Hastings complex, is expected to result in our 2007 production expenses trending downward towards historical levels on a per BOE basis.

        Our depletion, depreciation and amortization, or DD&A, rate increased in the first nine months of 2006 to $10.14 per BOE from $4.79 per BOE in the first nine months of 2005. For the third quarter of 2006, the rate was $11.76 per BOE. The increase is due primarily to the costs of the TexCal transaction being added to our property cost basis at March 31, 2006. A secondary factor was an increase in future development costs for additional reserves set forth in our July 31, 2006 reserve report. The third quarter 2006 DD&A rate of $11.76 per BOE is therefore more indicative of rates expected in the fourth quarter of 2006 than the rate for the first nine months of the year.

        In order to manage and maximize our growth, we have been increasing our professional staff, and this has resulted in increased general and administrative costs. The TexCal transaction has also increased those costs. In the second and third quarters of 2006, we incurred substantial costs in connection with the integration of TexCal and various systems conversion costs. These general and administrative costs increased from $3.37 per BOE in the first nine months of 2005 to $4.74 per BOE in the first nine months of 2006. Additional integration and systems conversion costs will be incurred in the fourth quarter of 2006, with these projects expected to be substantially complete by year-end. We expect general and administrative costs, excluding costs relating to FAS 123R, to be less than historical costs per BOE once the integration and systems conversion projects are completed in 2006. In 2007, we expect that our per unit general and administrative costs, excluding costs relating to FAS 123R and capitalized general and administrative costs, will be roughly consistent with pre-2006 levels (assuming growth in average net production for the year as described above). However, we have not to date fully quantified the costs we expect to incur with respect to Sarbanes-Oxley Act compliance, and those costs may be significant.

        The indebtedness we incurred in the TexCal transaction significantly increased our debt service obligations. Until we significantly reduce our debt, satisfaction of those obligations will require a substantial portion of the operating cash flow generated from the properties we acquired in the transaction. See "—Liquidity and Capital Resources—Capital Resources and Requirements."

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a per BOE basis for the three- and nine-month periods ended September 30, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006(1)
Production Volume:
Natural gas (MMcf)	1,921	4,131	5,652	9,895
Oil (MBbls)	641	872	2,215	2,478
MBOE	961	1,561	3,157	4,127
Daily Average Production Volume:
Natural gas (Mcf/d)	20,875	44,902	20,705	43,150
Oil (Bbls/d)	6,964	9,478	8,114	9,877
BOE/d	10,444	16,962	11,565	17,069
Oil Price per Bbl Produced (in dollars):
Realized price before hedging loss	$52.50	$61.17	$44.09	$58.66
Realized hedging loss	(13.13)	(10.05)	(6.85)	(9.26)

Net realized	$39.37	$51.12	$37.24	$49.40

Natural Gas Price per Mcf Produced (in dollars):
Realized price before hedging loss	$7.27	$5.83	$6.58	$6.14
Realized hedging gain (loss)	0.07	0.43	(0.04)	0.32

Net realized	$7.34	$6.26	$6.54	$6.46

Average Sale Price per BOE(2)	$40.42	$46.61	$37.34	$45.04
Expense per BOE:
Production expenses(3)	$14.31	$17.33	$12.05	$15.16
Transportation expenses	0.48	0.40	0.53	0.54
Depreciation, depletion and amortization	5.86	11.76	4.79	10.14
General and administrative expense(4)	3.07	4.77	3.37	4.74
Interest expense, net(4)	3.50	10.68	3.22	8.55

(1)
Includes information for TexCal from March 31, 2006, the date of acquisition. Daily average production volumes shown represent (i) second and third quarter 2006 production from TexCal properties divided by 183 days plus (ii) year to date production from other Venoco properties for the first three quarters of 2006 divided by 273 days.

(2)
Amounts shown are based on oil and natural gas sales, net of inventory changes and realized commodity derivative losses, divided by sales volumes.

(3)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(4)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2006 to Quarter Ended September 30, 2005

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $28.6 million or 61% to $75.9 million for the quarter ended September 30, 2006 from $47.3 million for the same period in 2005. The increase was primarily due to production attributable to the TexCal acquisition and higher realized oil prices.

        Oil revenues increased by $18.5 million in the third quarter of 2006 or 55% to $51.8 million, compared to $33.3 million in the third quarter of 2005. Oil production rose 36%, with production of 872 MBbl in the third quarter of 2006 compared to 641 MBbl in the third quarter of 2005. The increase was primarily due to production attributable to the TexCal acquisition. Our average realized price for oil before hedging losses increased $8.67 or 17% to $61.17 per Bbl for the period. We hedged 74% of our oil production during the period (excluding floors), resulting in realized hedging losses of $10.05 per Bbl and unrealized hedging gains of $26.85 per Bbl. Total net hedging gains on oil were $16.80 per Bbl.

        Natural gas revenues increased $10.1 million in the third quarter of 2006 or 73% to $24.1 million, compared to $14.0 million in the third quarter of 2005. Natural gas production increased 115% with production of 4,131 MMcf compared to 1,921 MMcf in the third quarter of 2005. The majority of the increase was due to production attributable to the TexCal acquisition. Approximately 13% of the increase is attributable to increased production from other Venoco properties. The increased production from other Venoco properties in the third quarter of 2006 compared to the third quarter of 2005 relates to our ongoing field development activities. Our average realized price for natural gas before hedging gains decreased $1.44 or 20% to $5.83 per Mcf for the period. We hedged 42% of our natural gas production during the period (excluding floors), resulting in realized hedging gains of $0.43 per Mcf and unrealized hedging gains of $1.21 per Mcf. Total net hedging gains on natural gas were $1.64 per Mcf.

        Commodity Derivatives and Other Revenues.    Realized commodity derivative losses decreased $1.3 million or 16% to $7.0 million in the third quarter of 2006 as compared with the same period in 2005. Unrealized commodity derivative losses moved to an unrealized gain of $28.4 million in the third quarter of 2006, compared to an unrealized loss of $16.2 million in the third quarter of 2005. The changes in commodity derivative losses are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized gains or losses. Other revenue also increased 71%, from $0.8 million in the third quarter of 2005 to $1.3 million in the third quarter of 2006. This increase was primarily due to revenues of $0.6 million from a pipeline we acquired in the fourth quarter of 2005.

        As a result of the factors described above, total revenues increased $75.1 million or 319% to $98.6 million in the third quarter of 2006 compared to $23.5 million in the third quarter of 2005. Of the total revenue increase, $44.6 million, or 59% of the increase, was attributable to the change in unrealized derivative gains (losses).

        Production Expenses.    Production expenses increased $13.3 million or 97% to $27.0 million in the third quarter of 2006 from $13.7 million in the third quarter of 2005. The increase was primarily due to production attributable to the TexCal acquisition and a 16% increase in production expenses from other Venoco properties. The increase in production expenses for other Venoco properties in the third quarter of 2006 compared to the third quarter of 2005 relates to an increase in the number of producing wells, normal variances of timing of production expenses, including periodic maintenance projects, and increased costs of third party services. On a per unit basis, costs increased in the quarter by $3.02 per BOE, from $14.31 per BOE in the third quarter of 2005 to $17.33 per BOE in the third quarter of 2006. This increase was primarily attributable to substantial remedial work we conducted in the Hastings complex and to the effect of curtailed production due to two maintenance projects that were completed in the quarter. Production expenses on a per unit basis for other Venoco properties increased 12% due to normal variances in the timing of production expenses and increased costs of third party services.

        Transportation Expenses.    Transportation expenses increased 36%, from $0.5 million in the third quarter of 2005 to $0.6 million in the third quarter of 2006. This was primarily attributable to volume increases. On a per BOE basis, transportation expenses decreased $0.08 per BOE from $0.48 per BOE in the third quarter of 2005 to $0.40 in the third quarter of 2006.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $12.7 million or 226% to $18.4 million in the third quarter of 2006 from $5.6 million in the third quarter of 2005. DD&A expense rose $5.90 per BOE, from $5.86 per BOE in the third quarter of 2005 to $11.76 per BOE in the third quarter of 2006. This increase is primarily due to higher depletion expense resulting from the increase in the value of oil and natural gas properties obtained in the TexCal acquisition, and was also affected by an increase in future development costs.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million or 124% to $0.7 million in the third quarter of 2006 from $0.3 million in the third quarter of 2005. The increase was primarily due to accretion from the acquired TexCal properties and from new wells drilled and completed in the period.

        General and Administrative (G&A).    G&A expense increased $4.5 million or 152% to $7.4 million in the third quarter of 2006 from $3.0 million in the third quarter of 2005. G&A expense rose $1.70 per BOE or 55% from $3.07 per BOE in the third quarter of 2005 to $4.77 per BOE in the third quarter of 2006. We have increased the depth of our organization in order to position us for growth and to more effectively exploit our asset base by adding professional, technical and support staff, which has contributed to the increase in G&A expenses. Other significant components of the increase include $0.5 million in compensation expense related to the implementation of FAS 123R in 2006 and $0.4 million of expenses related to TexCal transition and integration activities, which are expected to be completed in 2006.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $13.3 million or 396% to $16.7 million in the third quarter of 2006 from $3.4 million in the third quarter of 2005. The change was primarily due to debt incurred in late March 2006 to acquire TexCal and to increased use of our revolving credit facility.

        Income tax expense.    Income tax expense in the third quarter of 2006 was $10.5 million compared to an income tax benefit of $1.4 million in the third quarter of 2005. The change was due to the fact that we had net income before taxes in the period and a net loss in the third quarter of 2005.

        Net Income.    Net income for the third quarter of 2006 was $16.2 million as compared to a net loss of $1.8 million in the third quarter of 2005.

Comparison of Nine Months Ended September 30, 2006 to Six Months Ended September 30, 2005

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $68.6 million or 51% to $203.3 million for the nine months ended September 30, 2006 from $134.7 million for the same period in 2005. The increase was primarily due to production attributable to the TexCal acquisition, partially offset by a 4% decrease in production from other Venoco properties, and higher realized oil prices. The period to period decline in production volumes from other Venoco properties was the result of the effect of our sale of the Big Mineral Creek field on March 31, 2005, from high initial production rates in early 2005 from new offshore oil wells which had recently come on line at that time and the effect of maintenance projects in the third quarter of 2006 which limited production volumes in the period.

        Oil revenues increased by $45.0 million for the first nine months of 2006 or 46% to $142.5 million compared to $97.5 million for the same period in 2005. Oil production rose 12% with production of 2,478 MBbl in the first three quarters of 2006 compared to 2,215 MBbl in the first three quarters of 2005. The production increase attributable to the TexCal properties was offset by a 9% decline in production volumes from other Venoco properties. This decline resulted from our sale of the Big Mineral Creek field, from high initial production rates in early 2005 from new offshore oil wells which had recently come on line at that time and the effect of the maintenance projects referenced above. The Big Mineral Creek field averaged net production of 547 BOE/d in the first quarter of 2005 and was sold on March 31, 2005. Our average realized price for oil before hedging losses increased $14.57 or 33% to $58.66 per Bbl for the period. We hedged 70% of our oil production during the period (excluding floors), resulting in realized hedging losses of $9.26 per Bbl and unrealized hedging gains of $1.71 per Bbl. Total net hedging losses on oil were $7.55 per Bbl.

        Natural gas revenues increased $23.5 million in the first three quarters of 2006 or 63% to $60.7 million compared to $37.2 million in the first three quarters of 2005. Natural gas production increased 75%, with production of 9,895 MMcf compared to 5,652 MMcf in the first three quarters of 2005. The majority of the increase was due to production attributable to the TexCal acquisition. Approximately 7% of the increase resulted from increased production from other Venoco properties. The increased production from other Venoco properties relates to our ongoing field development activities. Our average realized price for natural gas before hedging gains decreased $0.44 or 7% to $6.14 per Mcf for the period. We hedged 51% of our natural gas production during the period (excluding floors), resulting in realized hedging gains of $0.32 per Mcf and unrealized hedging gains of $0.93 per Mcf. Total net hedging gains on natural gas were $1.25 per Mcf.

        Commodity Derivatives and Other Revenues.    Realized commodity derivative losses increased $4.3 million or 28% to $19.8 million in the first three quarters of 2006 as compared with the same period in 2005. Unrealized commodity derivative gains were $13.4 million in the first three quarters of 2006, compared to net unrealized losses of $44.2 million in the first three quarters of 2005. The changes in commodity derivative gains (losses) are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized losses. Other revenue also increased 64%, from $2.9 million in the first three quarters of 2005 to $4.7 million in the first three quarters of 2006. This increase was primarily due to revenues of $1.7 million from a pipeline we acquired in the fourth quarter of 2005.

        As a result of the above, total revenues increased $123.8 million or 159% to $201.6 million in the first three quarters of 2006, compared to $77.9 million in the first three quarters of 2005. Of the total revenue increase, $57.7 million, or 47% of the increase, was attributable to the change in unrealized derivative gains (losses).

        Production Expenses.    Production expenses increased $24.5 million or 65% to $62.6 million for the first three quarters of 2006 from $38.0 million for the first three quarters of 2005. The increase was primarily due to production expenses attributable to the TexCal acquisition and an 11% increase in production expenses from other Venoco properties. The increase in production expenses for other Venoco properties relates to an increase in the number of producing wells, normal variances of timing of production expenses, including expenses relating to periodic maintenance projects, and increased costs of third party services. On a per unit basis, costs increased $3.11 per BOE, from $12.05 per BOE in the first nine months of 2005 to $15.16 per BOE in the first nine months of 2006. This increase was partially attributable to the remedial work in the Hastings complex and the third quarter maintenance projects. In addition, production expenses on a per unit basis for other Venoco properties increased 15% due to normal variances in the timing of production expenses and increased costs of third party services.

        Transportation Expenses.    Transportation expenses increased 33%, from $1.7 million in the first nine months of 2005 to $2.2 million in the first nine months of 2006. This was primarily attributable to the number of barge shipments of oil from our South Ellwood field in the period and normal timing variances. On a per BOE basis, transportation expenses increased $0.01 per BOE, from $0.53 per BOE in the first nine months of 2005 to $0.54 per BOE in the first nine months of 2006.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $26.7 million or 177% to $41.8 million in the first nine months of 2006 from $15.1 million in the first nine months of 2005. DD&A expense rose $5.35 per BOE, from $4.79 per BOE in the first nine months of 2005 to $10.14 per BOE in the first nine months of 2006. The increase was due to a higher depletion expense resulting from the increase in the value of oil and natural gas properties obtained in the TexCal acquisition and an increase in future development costs. This is primarily reflected in our second and third quarter 2006 DD&A rates of $10.79 per BOE and $11.76, respectively, compared to the average rate of $4.79 per BOE for the first nine months of 2005.

        Accretion of Abandonment Liability.    Accretion expense increased $0.5 million or 35% to $1.8 million in the first nine months of 2006 from $1.3 million in the first nine months of 2005. The increase was due to accretion from the acquired TexCal properties and from new wells drilled and completed in the period.

        General and Administrative (G&A).    G&A expense increased $8.9 million or 84% to $19.6 million in the first nine months of 2006 from $10.7 million in the first nine months of 2005. G&A expense rose $1.37 per BOE or 41% from $3.37 per BOE in the first nine months of 2005 to $4.74 per BOE in the first nine months of 2006. We have increased the depth of our organization in order to position us for growth and to more effectively exploit our asset base by adding professional, technical and support staff, which has contributed to the increase in G&A expenses. Other significant components of the increase include $1.8 million in non-cash compensation expense related to the implementation of FAS 123R in 2006 and $0.4 million of expenses related to TexCal transition and integration activities, which are expected to be completed in 2006. In addition, we incurred $0.8 million in direct costs related to the Sarbanes-Oxley compliance activities and other indirect costs for internal systems and process conversions intended to position us to more efficiently comply with the Sarbanes-Oxley Act in the future.

        Interest Expense and Amortization of Deferred Loan Costs.    Interest expense, net of interest income and capitalized interest, increased $25.1 million or 247% to $35.3 million in the first nine months of 2006 from $10.2 million in the first nine months of 2005. The change was primarily due to debt incurred in late March 2006 to acquire TexCal.

        Income tax expense.    Income tax expense in the first nine months of 2006 was $14.1 million compared to an income tax benefit of $0.6 million for the first nine months of 2005. The change was due to the increase in taxable income in the period.

        Net Income.    Net income for the first nine months of 2006 was $21.7 million as compared to net income of $0.1 million in the first nine months of 2005.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Cash provided by operating activities	$33,825	$97,043
Cash used in investing activities	(29,139)	(584,263)
Cash provided by (used in) financing activities	(46,378)	494,890

        Net cash provided by operating activities was $97.0 million in the first nine months of 2006 compared with $33.8 million in the first nine months of 2005. Cash flows from operating activities during the first nine months of 2006 were favorably impacted by production attributable to the TexCal acquisition, a $21.6 million increase in accounts payable and accrued liabilities and a $16.4 million decrease in cash paid for premiums on derivative contracts compared to the first nine months of 2005.

        Net cash used in investing activities was $584.3 million in the first nine months of 2006 compared with $29.1 million in the first nine months of 2005. The primary investing activities in the first nine months of 2006 include $447.5 million paid in cash to acquire TexCal (net of TexCal cash) and $135.1 million in expenditures for oil and gas properties. The primary investing activities in the first nine months of 2005 consisted of $14.6 million in expenditures to acquire Marquez Energy and $59.5 million in costs incurred for oil and natural gas properties.

        Net cash provided by financing activities was $494.9 million in the first nine months of 2006 compared to a use of cash of $46.4 million in the first nine months of 2005. Proceeds from long-term debt in the first nine months of 2006 included $350.0 million borrowed under the term loan facility and $159.5 million in net borrowings under the revolving credit facility, which amounts were primarily used to fund the acquisition of TexCal, $14.2 million in loan costs and short-term working capital needs. Net cash used in financing activities in the first nine months of 2005 primarily resulted from the payment of a $35.0 million dividend to our then-sole stockholder, principal payments on long-term debt of $43.7 million and $5.3 million paid to repurchase common shares, partially offset by $39.0 million in new borrowings.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures in 2006 will be approximately $185 million, including over $30 million on projects acquired as a part of the TexCal transaction. Although our 2007 budget has not yet been finalized, our preliminary expectations are that it will provide for slightly in excess of $200 million in exploration, exploitation and development capital expenditures. However, prior to an offering of our stock in which our net proceeds are at least $200 million, our revolving credit facility would limit capital expenditures to $50 million per quarter, excluding acquisitions. In the first nine months of 2006, we incurred $135.1 million of capital expenditures on our projects, not including capital expenditures made by TexCal prior to the completion of the TexCal transaction. As a general matter, our strategy is to finance our exploration, exploitation and development capital expenditures primarily with cash flow from operations and to use additional borrowings under our revolving credit facility only for short-term working capital needs, for acquisitions or in other special situations. However, due to the additional debt service obligations we incurred in the TexCal transaction and the additional exploitation and development opportunities we obtained in that transaction, we have used our revolving credit facility more than we otherwise would have to supplement our capital spending since the closing of the transaction. On October 25, 2006, we entered into an amendment to our revolving credit facility which, among other things, provided for an increase in the borrowing base from

$200.0 million to $230.0 million, and an increase in the interest rate applicable to amounts borrowed under the facility of 0.5%. As of November 10, 2006, approximately $198.5 million was outstanding under the revolving credit facility. The revolving credit facility has an aggregate maximum loan amount of $300 million and currently has a borrowing base of $230 million.

        We entered into the revolving credit facility and a second lien term loan facility to finance our acquisition of TexCal. On March 30, 2006, we borrowed $350.0 million pursuant to the second lien term loan facility. On March 31, 2006, we borrowed $119.5 million under the revolving credit facility. Principal on the second lien term loan facility is payable on March 30, 2011, and principal on the revolving credit facility is payable on March 30, 2009. Pursuant to mandatory prepayment provisions set forth in the credit facilities, substantially all of the proceeds of asset sales and additional borrowings (except for certain unsecured borrowings and additional borrowings under the revolving credit facility), and up to 50% of the proceeds of equity issuances, must be used to reduce amounts outstanding under one or both facilities. We may from time to time make optional prepayments on outstanding loans. Under the second lien term loan facility, optional prepayments made prior to March 2008 are subject to a prepayment premium.

        Loans made under both facilities are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) a margin ranging from 0.50% to 1.25%, based upon the percentage of the total borrowing base represented by outstanding borrowings. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) a margin ranging from 2.00% to 2.75%, also based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        Base Rate Loans under the second lien term loan facility bear interest at a floating rate equal to (i) the greater of the administrative agent's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) 3.50%. LIBO Rate Loans under the second lien term loan facility bear interest at LIBOR plus 4.50%.

        The interest rate margins on both types of loans under each of the revolving credit facility and the second lien term loan facility would decrease 0.50% upon completion of a "Qualifying IPO," defined as an offering of our common stock in which the net proceeds to us are at least $200.0 million and, for purposes of the second lien term loan facility, if and for so long as our consolidated leverage ratio is less than 3:1.

        The agreements governing the revolving credit facility and the second lien term loan facility contain customary representations, warranties, events of default, indemnities and covenants, including financial covenants that require us to maintain specified ratios of EBITDA to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. Our revolving credit agreement also provides that we may not acquire assets with an aggregate value in excess of the aggregate value of assets we sell, and in any event in excess of $15.0 million in any year, until we have completed a Qualifying IPO. We intend to seek an amendment to or waiver of this restriction if it remains applicable to us.

        As of November 10, 2006, amounts outstanding under the credit facilities bore interest at a weighted average rate of 9.2%. Our senior notes bear interest at 8.75%. Debt service obligations under our debt agreements, including the indenture governing our senior notes, totalled approximately $15.5 million for the third quarter of 2006. Our debt service obligations under the credit facilities may increase if market interest rates rise. See "—Quantitative and Qualitative Disclosures About Market Risk."

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which performance is subject to prevailing economic conditions, commodity prices and a variety of other factors. We have filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to a planned public offering of our common stock. In the event the offering is consummated, we intend to use the net proceeds to reduce amounts outstanding under our credit facilities and thereby gain greater financial flexibility. The option payment we expect to receive from Denbury pursuant to the agreement described in "—Overview—Recent Developments— CO2 Project with Denbury" will give us a degree of additional financial flexibility. We are also pursuing a potential sale of certain properties in Texas other than those in the Hastings complex. The proceeds of any such sales would be used to reduce debt and to supplement our capital budget.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we use options (including collars) and fixed price swaps for hedging commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor is beneficial. We had hedging contracts (excluding floors) in place for approximately 71% of our oil production and approximately 14% of our natural gas production during the year ended December 31, 2005. We had hedging contracts (excluding floors) in place for approximately 70% of our oil production and approximately 51% of our natural gas production during the nine months ended September 30, 2006.

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because such amounts bear interest at variable rates. At March 29, 2006, immediately prior to the TexCal acquisition, we had $10 million of indebtedness outstanding under our revolving credit facility. In connection with that transaction, we drew down an additional $119.5 million under that facility, and we borrowed $350 million under the second lien term loan facility. As of November 10, 2006, there was approximately $549 million outstanding under those facilities. On May 4, 2006, we entered into an interest rate swap transaction to lock in our interest cost on $200 million of borrowings under the second-lien term loan facility at a fixed rate of 9.9225%, including a 4.5% margin, through May 8, 2008. A 1.0% increase in interest rates on unhedged variable rate borrowings of $329.5 million at September 30, 2006 would result in additional interest expense of $3.3 million.

Cumulative Effect of Derivative Transactions

        Oil.    As of September 30, 2006, we had entered into option (including collar) and swap agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Oil hedges at September 30, 2006 for production:
October 1 - December 31, 2006	10,500	$47.85	7,000	$59.86
January 1 - December 31, 2007	7,313	$49.72	6,115	$71.58
January 1 - December 31, 2008	4,950	$54.43	4,950	$75.38
January 1 - December 31, 2009	4,580	$53.94	4,580	$76.78

        Natural Gas.    As of September 30, 2006, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas hedges at September 30, 2006 for production:
October 1 - December 31, 2006	27,000	$7.19	21,000	$10.71
January 1 - December 31, 2007	21,000	$7.42	15,436	$11.46
January 1 - December 31, 2008	13,500	$8.00	11,947	$12.24
January 1 - December 31, 2009	9,500	$7.61	9,500	$12.10

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2006 is summarized below:

Type of Contract	Basis	Oil Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	NYMEX	1,000	$57.00 Fixed	Jan 1 - Dec 31, 06
Collar	NYMEX	2,000	$40.00/$51.00	Jan 1 - Dec 31, 06
Collar	NYMEX	1,000	$40.00/$51.05	Jan 1 - Dec 31, 06
Collar	NYMEX	1,000	$40.00/$57.75	Jan 1 - Dec 31, 06
Collar	NYMEX	1,500	$58.00/$74.60	Apr 1 - Dec 31, 06
Collar	NYMEX	500	$60.00/$78.70	Apr 1 - Dec 31, 06
Put	NYMEX	1,000	$40.00 Floor	Jan 1 - Dec 31, 06
Put	NYMEX	1,000	$42.90 Floor	Jan 1 - Dec 31, 06
Put	NYMEX	1,500	$57.00 Floor	Jan 1 - Dec 31, 06
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1 - Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1 - Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1 - Dec 31, 07
Collar	NYMEX	1,600	$53.00/$75.00	Jan 1 - Jun 30, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1 - Dec 31, 07
Put(1)	NYMEX	2,000	$58.00 Floor	Jan 1 - Dec 31, 07
Call(2)	NYMEX	566	$77.15 Cap	Jan 1 - Jun 30, 07
Call(3)	NYMEX	1,035	$81.00 Cap	Jul 1 - Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1 - Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1 - Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1 - Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1 - Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1 - Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1 - Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1 - Dec 31, 09

(1)
Option premium deferred until each month's settlement period ($3,087,900 total deferred).

(2)
Option premium deferred until each month's settlement period ($405,409 total deferred).

(3)
Option premium deferred until each month's settlement period ($754,206 total deferred).

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Physical Sale	SoCal	2,000	$5.90 Floor(1)	11/01/05 - 12/31/06
Swap	NYMEX	2,000	$6.71 Fixed	Jan 1 - Dec 31, 06
Collar	NYMEX	4,000	$6.00/$8.50	Jan 1 - Dec 31, 06
Collar	NYMEX	6,000	$9.00/$15.00	Jan 1 - Dec 31, 06
Collar	PG&E Citygate	3,000	$7.00/$9.45	Jan 1 - Dec 31, 06
Basis Swap	PG&E Citygate	6,000	$(0.035)(2)	Jan 1 - Dec 31, 06
Put	PG&E Citygate	6,000	$6.00 Floor	Jan 1 - Dec 31, 06
Swap	NYMEX	3,000	$8.05 Fixed	May 1 - Dec 31, 06
Collar	NYMEX	3,000	$7.25/$11.70	May 1 - Dec 31, 06
Collar	PG&E Citygate	6,000	$6.00/$8.40	Jan 1 - Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1 - Dec 31, 07
Put(3)	NYMEX	10,000	$7.985 Floor	Jan 1 - Dec 31, 07
Call(4)	NYMEX	4,564	$12.15 Cap	Jan 1 - Jun 30, 07
Call(5)	NYMEX	4,310	$11.95 Cap	Jul 1 - Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.58)	Jan 1 - Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.46)	Jan 1 - Dec 31, 07
Put(6)	NYMEX	6,000	$8.00 Floor	Jan 1 - Dec 31, 08
Call(7)	NYMEX	4,513	$12.15 Cap	Jan 1 - Jun 30, 08
Call(8)	NYMEX	4,382	$10.60 Cap	Jul 1 - Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1 - Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1 - Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1 - Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1 - Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1 - Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1 - Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1 - Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1 - Dec 31, 09

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

        In October 2006, we entered into two NYMEX oil collars for a total of 4,500 Bbls per day of 2010 production at average minimum and maximum prices of $60.00 and $72.96, respectively, and a NYMEX gas collar for 10,000 MMBtus of 2010 natural gas production at minimum and maximum prices of $7.00 and $10.35, respectively, with a $0.22 PG&E basis swap to convert the NYMEX gas collar to a PG&E Citygate location at minimum and maximum prices of $7.22 and $10.57, respectively.

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

Changes in Fair Value

        The fair value of outstanding oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per Bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	September 30, 2006
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(4.8)	$(19.4)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	$(9.3)	$(27.8)

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

        With respect to oil, we had, as of September 30, 2006, NYMEX put options with a weighted average strike price of $48.11 per Bbl on 3,500 Bbl/d for 2006 oil production. With respect to natural gas, we had, as of September 30, 2006, put options with a weighted average strike price of $6.00 per MMBtu on 6,000 MMBtu/d for 2006 gas production. These put options cost an average of $2.83 per Bbl and $0.46 per MMBtu (a total of $4.6 million), which was paid when the put options were contracted. The fair value of the put options is not included in the fair value of derivatives in the table above.

        See note 4 to our financial statements for a discussion of our long-term debt as of December 31, 2005 and September 30, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Timothy Marquez, our Chief Executive Officer, and David Christofferson, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on the evaluation, they believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following sets forth additional and/or updated information with respect to certain of the risks described in our Annual Report on Form 10-K:

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

        For example, in May 2005, we encountered downhole mechanical problems during a routine workover on a well in the South Ellwood field. As a result of the problems, average net production from the well dropped from 1,155 BOE/d in April 2005 to 262 BOE/d in May 2005 before being restored to 1,309 BOE/d in December 2005. In addition, our efforts to restore production at the well required us to delay the implementation of some other projects. We may experience similar problems and delays from time to time in the future. Our offshore operations are further subject to a variety of operating risks specific to the marine environment, including a dependence on a limited number of gas and water injection wells and electrical transmission lines. For example, we are currently adding additional salt water disposal capacity in the South Ellwood field to supplement existing disposal wells. Failure to complete this project in a timely manner could result in a curtailment of production from the field. Moreover, because we operate in California, we are also susceptible to risks posed by natural disasters such as earthquakes, mudslides, fires and floods. For example, our production in the first quarter of 2006 was adversely affected by heavy rain and flooding in northern California.

        In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which we could be held responsible. The potential consequences of these hazards are particularly severe for us because a significant portion of our operations are conducted offshore and in other environmentally sensitive areas, including areas with significant residential populations. We do not maintain insurance in amounts that cover all of the losses to which we may be subject, and insurance may not continue to be available on acceptable terms. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition. In addition, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation and development operations to be curtailed while those activities are being completed. For example, our production for the third quarter of 2006 was adversely affected by maintenance activities performed at two of our fields.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not control. For our largest field, we rely on one barge to transport production from the field. When these facilities or systems, including the barge, are unavailable, our operations can be interrupted and our revenues reduced.

        The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, transportation barges and processing facilities owned by third parties. In general, we do not control these facilities and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these facilities could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we generally do not maintain insurance.

        We are at particular risk with respect to oil produced at our South Ellwood field, which is our largest field in terms of proved reserves and production. The oil produced at the field is delivered via a barge owned and operated by an unaffiliated third party. This third party is the only company that currently has a permit to deliver oil via barge in the vicinity of the field and, at this time, the barge is the only means available to us for delivery of oil produced from the field. Our loss of the use of the barge, in the absence of a satisfactory alternative delivery arrangement, would have an adverse effect on our financial condition and results of operations.

        From time to time, the barge is unavailable due to maintenance and repair requirements. For example, it was out of service for part of August 2006 due to scheduled maintenance. In addition, in October 2006, the barge was involved in a minor collision with a tugboat and was out of service for repair and inspection for approximately two weeks. Because we have limited storage capacity for oil produced from the field, we were required to significantly curtail production at the field during the period in which the barge was unavailable.

        The owner of the refinery to which we have historically delivered oil production from the field informed us in August 2006 that it was unwilling to accept further deliveries from the barge. As a result, we have sold recent shipments of oil production from the field to a refinery in the San Francisco area on a shipment-by-shipment basis. However, that refinery is not obligated to accept more than one additional delivery of approximately 53,000 Bbls. Moreover, the average price we received from the sales to that refinery was approximately $15.31 less per Bbl than we received from previous sales, and the associated transportation costs were approximately $0.59 higher per Bbl (in each case based on sales through September 30, 2006). Any new delivery or sales arrangement may require time to implement and may require us to accept lower prices for our production and/or incur higher transportation costs. Our ability to implement a new delivery or sales arrangement may be adversely affected by the fact that there are only a limited number of refineries in California. Further, as noted

above, our existing storage facilities have only limited capacity. If we are unable, for any sustained period, to implement an acceptable delivery or sales arrangement, we will be required to shut in or curtail production from the field. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil produced from the field, would adversely affect our financial condition and results of operations. We would be similarly affected if any of the other transportation, gathering and processing facilities we use became unavailable or unable to provide services.

Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

        As of November 10, 2006, we had total indebtedness under our revolving credit facility, our second lien term loan facility and our 8.75% senior notes due 2011 of approximately $698.5 million, which bore interest at a weighted average rate of 9.1%. Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. In addition, borrowings under our credit facilities bear interest at rates that vary with changes in market rates. Accordingly, an increase in market rates could significantly increase our debt service obligations. Our ability to make scheduled principal and interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. Our cash flow from operations and other capital resources may not be sufficient to pay the principal and interest on our debt in the future. If our cash flow and other capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. In the event that we are required to dispose of material assets or operations, obtain additional capital or restructure our debt to meet our debt service and other obligations, the terms of any such transaction may not be favorable to us and may not be completed in a timely fashion. In addition, our credit facilities contain mandatory prepayment provisions that would limit our ability to respond to a shortfall in our expected liquidity by selling assets, issuing equity securities or incurring additional indebtedness. In particular, the facilities would require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of those facilities.

        Our level of indebtedness, and the covenants contained in the indenture governing our senior notes and the agreements governing our credit facilities could have important consequences for our operations, including by:

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

  •
  limiting our flexibility in planning for, or reacting to, changes in commodity prices or our business, the industry in which we operate and/or commodity prices;

  •
  impairing our ability to withstand successfully a downturn in commodity prices or our business or the economy generally;

  •
  placing us at a competitive disadvantage against less leveraged competitors; and

  •
  making us vulnerable to increases in interest rates.

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

        The breach of any of the covenants in our debt agreements could result in a default under the applicable agreement, which would permit the affected lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and to foreclose on substantially all of our assets. In the event of an actual or potential default, we could attempt to refinance the debt or repay the debt with the proceeds from an equity offering or from sales of assets. The proceeds of future borrowings, equity financings or asset sales may not be sufficient to refinance or repay the debt. The terms of our debt agreements may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and the value of our assets and our operating performance at the time of such offering or other financing. We may not be able to complete any such offering, refinancing or sale of assets on desirable terms or at all.

A failure to complete successful acquisitions would limit our growth.

        Our strategy is to increase our reserves and production, in part through the acquisition of additional oil and natural gas properties, or businesses that own or operate such properties, when attractive opportunities arise. Our focus on the California market reduces the pool of suitable acquisition opportunities. If we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller or finance the acquisition. Our revolving credit agreement currently prohibits us from effecting acquisitions with an aggregate value in excess of the aggregate value of assets we sell, and in any event in excess of $15.0 million in any year, until we complete a public offering of our stock resulting in net proceeds to us of at least $200.0 million. The substantial indebtedness we incurred in the TexCal transaction will further limit our ability to make future acquisitions. If we are unable to complete suitable acquisitions, it will be more difficult to replace our reserves, and an inability to replace our reserves would have a material adverse effect on our financial condition and results of operations.

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

November 14, 2006	VENOCO, INC.
	By:	/s/ TIMOTHY M. MARQUEZ
Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer

	By:	/s/ DAVID B. CHRISTOFFERSON
Name: David B. Christofferson Title: Chief Financial Officer