Form 10-Q
period 2007-03-31
Venoco, Inc.
filed 2007-05-15
CIK 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123711

Venoco, Inc.

Delaware	77-0323555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 17th Street, Suite 3900
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

YES ☐    NO ☒

As of March 31, 2006, there were 43,005,182 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2007
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	December 31,	March 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,364	$6,220
Accounts receivable, net of allowance for doubtful accounts of $1,250 at December 31, 2006 and March 31, 2007	48,042	49,753
Inventories	3,211	3,359
Prepaid expenses and other current assets	7,226	6,075
Income tax receivable	8,098	3,883
Deferred income taxes	879	4,300
Commodity derivatives	10,348	4,144
Total current assets	86,168	77,734
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which unproved properties of $4,850 and $6,315 were excluded from depletion at December 31, 2006 and March 31, 2007, respectively)	881,570	967,546
Drilling equipment	13,731	13,760
Other property and equipment	12,380	14,178
Total property, plant and equipment	907,681	995,484
Accumulated depletion, depreciation, amortization and impairment	(133,428)	(154,027)
Net property, plant and equipment	774,253	841,457
OTHER ASSETS:
Commodity derivatives	8,591	4,931
Deferred loan costs	17,318	16,185
Other	6,863	6,854
Total other assets	32,772	27,970
TOTAL ASSETS	$893,193	$947,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,900	$73,127
Undistributed revenue payable	15,596	15,639
Interest payable	5,295	5,848
Current maturities of long-term debt	3,557	3,689
Commodity derivatives	8,574	12,160
Total current liabilities	86,922	110,463
LONG-TERM DEBT	529,616	571,688
DEFERRED INCOME TAXES	40,424	31,663
COMMODITY DERIVATIVES	6,931	14,945
ASSET RETIREMENT OBLIGATIONS	38,984	39,848
Total liabilities	702,877	768,607
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 42,783,300 and 43,005,182 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively)	428	430
Additional paid-in capital	181,444	182,655
Retained earnings	10,910	545
Accumulated other comprehensive loss	(2,466)	(5,076)
Total stockholders’ equity	190,316	178,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,193	$947,161

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
REVENUES:
Oil and natural gas sales	$51,271	$73,639
Commodity derivative losses, net	(15,570)	(18,714)
Other	1,714	813
Total revenues	37,415	55,738
EXPENSES:
Oil and natural gas production	12,322	25,087
Transportation expense	805	1,877
Depletion, depreciation and amortization	6,694	20,599
Accretion of abandonment liability	470	773
General and administrative, net of amounts capitalized	4,406	9,795
Amortization of deferred loan costs	338	1,245
Interest, net	3,773	13,327
Total expenses	28,808	72,703
Income (loss) before income taxes	8,607	(16,965)
Income tax provision (benefit)	3,500	(6,600)
Net income (loss)	$5,107	$(10,365)
Earnings (loss) per common share:
Basic	$0.16	$(0.24)
Diluted	$0.15	$(0.24)
Weighted average common shares outstanding:
Basic	32,693	42,790
Diluted	33,862	42,790

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2007
Net income (loss)	$5,107	$(10,365)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	(1,022)	130
Changes in fair value of effective portion of outstanding hedging positions	(1,297)	(2,740)
Other comprehensive loss	(2,319)	(2,610)
Comprehensive income (loss)	$2,788	$(12,975)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,107	$(10,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	6,694	20,599
Accretion of abandonment liability	470	773
Deferred income tax provision (benefit)	2,186	(10,542)
Share-based compensation	647	1,140
Amortization of deferred loan costs	338	1,245
Amortization of bond discounts and other non-cash interest	34	268
Unrealized commodity derivative losses and amortization of premiums	11,246	18,888
Changes in operating assets and liabilities:
Accounts receivable	4,646	(1,711)
Inventories	367	(148)
Prepaid expenses and other current assets	(523)	1,117
Income tax receivable	(145)	4,215
Other assets	(87)	(14)
Accounts payable and accrued liabilities	2,805	9,859
Undistributed revenue payable	(48)	43
Net premiums paid on derivative contracts	(5,684)	(1,676)
Net cash provided by operating activities	28,053	33,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(28,834)	(61,549)
Acquisitions of oil and natural gas properties	—	(14,305)
Expenditures for drilling equipment	(66)	(128)
Expenditures for other property and equipment	(737)	(1,806)
Proceeds from sale of oil and gas properties	3,031	—
Acquisition of TexCal Energy, net of cash acquired	(445,523)	—
Net cash used in investing activities	(472,129)	(77,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	469,529	41,421
Principal payments on long-term debt	(10,033)	(1,138)
Deferred loan costs	(13,801)	(78)
Proceeds from derivative premium financing	3,903	1,676
Proceeds from exercise of stock options	—	72
Dividend paid to shareholder	(426)	—
Net cash provided by financing activities	449,172	41,953
Net increase (decrease) in cash and cash equivalents	5,096	(2,144)
Cash and cash equivalents, beginning of period	9,389	8,364
Cash and cash equivalents, end of period	$14,485	$6,220
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$619	$12,643
Cash paid (received) for income taxes	$1,200	$(273)
Supplemental Disclosure of Noncash Activities—
Decrease (increase) in accrued capital expenditures	$(2,963)	$(8,459)
Distribution of land and building	$13,399	$—
Distribution of building note payable	$9,857	$—

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 BASIS OF PRESENTATION

Description of Operations—Venoco, Inc. (the “Company”), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus offshore and onshore California and the Gulf Coast of Texas.

Condensed Consolidated Financial Statements—The condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. Venoco’s Annual Report on Form 10-K for the year ended December 31, 2006 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitations and the amount of future capital costs and abandonment obligations used in such calculations. Assumptions, judgments and estimates are also required in determining impairments of undeveloped properties, valuing deferred tax assets and estimating fair values of derivative instruments.

Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share. Basic earnings per common share of stock is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period including vested restricted shares. The weighted average common shares outstanding used to calculate basic net income (loss) per share excludes the effect of non-vested restricted shares subject to future vesting. As these restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per common share (although all restricted stock is issued and outstanding upon grant). Diluted earnings per common share of stock is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and other dilutive securities. The Company’s dilutive securities include non-qualified stock option awards and non-vested restricted shares. For the three months ended March 31, 2007, the Company excluded the dilutive effects of 1,140,000 options and 12,000 restricted shares from its diluted weighted average shares outstanding because the impact was anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2006	2007
Net income (loss)	$5,107	$(10,365)
Adjustments to net income for dilution	—	—
Net income (loss) adjusted for the effect of dilution	$5,107	$(10,365)
Basic weighted average common shares outstanding	32,693	42,790
Add: dilutive effect of stock options	1,169	—
Add: dilutive effect of non-vested restricted stock	—	—
Diluted weighted average common shares outstanding	33,862	42,790
Basic earnings per common share	$0.16	$(0.24)
Diluted earnings per common share	$0.15	$(0.24)

Reclassifications—The consolidated statements of operations were modified to combine commodity derivative gains and losses into one caption. The components of the caption are disclosed in the footnotes to the financial statements. This reclassification had no impact on total revenues.

Recently Adopted Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $3.8 million reduction in prepaid income taxes for unrecognized tax benefits which was offset by a corresponding reduction to deferred income tax liabilities. There was no cumulative adjustment made to the opening balance of retained earnings at January 1, 2007. As of the beginning of 2007, the Company had a liability for unrecognized tax benefits of $3.8 million. The amount of unrecognized tax benefits did not materially change as of March 31, 2007. The Company’s uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company’s effective tax rate in future periods.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of general and administrative expense. The Company has not incurred any significant interest and penalties related to income tax filings.

The Company is subject to taxation at the federal and various state levels. The Company’s tax years 2002 and forward are subject to examination by state tax authorities. The Company’s federal income tax returns for the 2003 and 2004 tax years are currently under examination by the Internal Revenue Service and tax years 2005 and 2006 remain open to examination. Any proposed adjustments from the existing examinations have been considered in the measurement of uncertain tax positions. The Company anticipates that approximately $1.0 million of uncertain tax positions will be recognized within the next twelve month period.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

2.                 ACQUISITIONS

West Montalvo and Manvel acquisitions.   The Company acquired the West Montalvo field in Ventura County, California in May 2007 for approximately $61.3 million. The field includes an offshore portion that is reachable from onshore locations. The Company acquired the Manvel field in Brazoria County, Texas, and certain other fields in Texas, in April 2007 for $46.1 million. As of December 31, 2006, the fields acquired in the two transactions had aggregate proved reserves of approximately 9.7 MMBOE. As of March 31, 2007, the Company placed deposits totaling $4.5 million in connection with these acquisitions. These deposits were included in oil and gas properties as of March 31, 2007 but were excluded from the Company’s depletion calculation.

TexCal Energy Acquisition.   On March 31, 2006, the Company acquired 100% of the members’ interest in TexCal Energy (LP) LLC (the “TexCal Acquisition”), an independent exploration and production company with properties in Texas and California, for approximately $456.8 million in cash and related financing costs of $14.4 million. TexCal had proved reserves of 31.4 MMBOE as of December 31, 2005 according to a reserve report prepared by TexCal’s independent engineers. TexCal’s operations are located entirely onshore and are concentrated in the Gulf Coast region of Texas and in the Sacramento Basin in California. The Company financed the acquisition through loans advanced under a second amendment and restatement of its existing revolving credit facility and a new senior secured second lien term loan facility. The purchase price was allocated to assets and liabilities, adjusted for tax effects, based on their estimated fair values at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and has been included in the Company’s consolidated financial statements as of the date of the acquisition.

The cash consideration paid for the TexCal Acquisition was allocated as follows (in thousands):

Purchase Price Allocation
Current assets	$25,834
Oil and natural gas properties	461,907
Other non-current assets	1,018
Current liabilities	(22,411)
Long-term asset retirement obligations	(9,538)
Cash consideration	$456,810

The following unaudited pro forma condensed consolidated operating results for the quarter ended March 31, 2006 gives effect to the TexCal Acquisition as if it had been completed as of January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on information available at the time they were prepared (in thousands except per share amounts) (unaudited).

Quarter Ended, March 31,
2006
Total revenues	$66,166
Net income	$16,282
Basic earnings per common share	$0.50
Dilutive earnings per common share	$0.49

3.      LONG-TERM DEBT

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2006	March 31, 2007
Revolving credit agreement due March 2009	$30,579	$72,000
Second lien term loan due March 2011	348,882	348,882
8.75% senior notes due December 2011	149,317	149,351
Financed derivative premiums due 2008	4,395	5,144
Total long-term debt	533,173	575,377
Less: current portion of long-term debt	(3,557)	(3,689)
Long-term debt, net of current portion	$529,616	$571,688

Senior notes.   On December 20, 2004, the Company issued $150.0 million in 8.75% senior notes (the “senior notes”) due December 2011. Interest on the senior notes is due each June 15 and December 15. The senior notes are senior obligations and contain covenants that, among other things, limit the Company’s ability to make investments, incur additional debt, issue preferred stock, create liens or sell assets. The senior notes were issued as unsecured obligations, but became secured equally and ratably with the second lien term loan on March 30, 2006, as amended.

Revolving credit facility.   The Company has a $300 million revolving credit facility with a syndicate of banks (“revolving credit facility”) with a maturity date of March 30, 2009. At March 31, 2007, the revolving credit facility had a borrowing base of $229 million, was secured by a first priority lien on substantially all of the Company’s oil and natural gas properties and other assets, including the stock of all of the Company’s subsidiaries, and was unconditionally guaranteed by each of the Company’s subsidiaries other than Ellwood Pipeline, Inc. The collateral also secured the Company’s obligations to hedging counterparties that were also lenders, or affiliates of lenders, under the revolving credit agreement. As of March 31, 2007, the Company had available borrowing capacity of $156.3 million (net of $0.7 million in outstanding letters of credit). The revolving credit facility was amended on May 7, 2007 in connection with the Company’s new second lien term loan (see discussion below under New term loan facility and amendment to revolving credit facility).

Second lien term loan facility.   The Company entered into a $350 million senior secured second lien term loan facility in connection with the TexCal Acquisition. Principal on amounts borrowed under the facility was payable on March 30, 2011. Optional prepayments were subject to a prepayment premium. The facility was secured by second priority liens on substantially all of the Company’s assets.  This facility was refinanced and replaced with a new second lien term loan facility in March 2007 (see discussion below under New term loan facility and amendment to revolving credit facility).

The Company was in compliance with all debt covenants at March 31, 2007.

Financed Derivative Premiums.   The Company entered into derivative contracts in the first quarter of 2006 and the first quarter of 2007 for options that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts.

Mortgage.   On December 9, 2004, 6267 Carpinteria Avenue, LLC (“6267 Carpinteria”), a wholly-owned subsidiary of the Company, purchased an office building in Carpinteria, California for $14.2 million. The purchase was financed in part by a secured 5.79% $10 million promissory note due January 1, 2015. On March 22, 2006, the Company paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria to its sole stockholder, a trust controlled by the Company’s CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

New term loan facility and amendment to revolving credit facility.   On May 7, 2007, the Company entered into (i) a new second lien term loan agreement (the “new term loan agreement”) to refinance and replace its existing second lien term loan facility and (ii) a fifth amendment to the second amended and restated credit agreement governing its revolving credit facility (the “revolving credit agreement amendment”). The following is a summary of the material terms of the new term loan agreement and the revolving credit agreement amendment.

The company borrowed $500.0 million pursuant to the new term loan agreement on May 8, 2007. Of the total amount borrowed, $350.5 million was used to repay all amounts outstanding under the existing second lien term loan facility plus accrued interest, $3.5 million was used to pay a prepayment premium on those amounts and $4.6 million was used to pay transaction costs associated with the new facility. The remaining borrowings were used to reduce amounts outstanding under the revolving credit facility.

Loans made under the new term loan agreement are designated, at the company’s option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent’s announced base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%.

The new term loan agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict the company’s ability to incur additional indebtedness. The covenants and other terms of the agreement contain exceptions that are intended to permit the company to form a master limited partnership and certain related entities (collectively, the “partnership”), to contribute assets to the partnership, to sell securities of the partnership and to cause the partnership to incur indebtedness and issue securities, subject in each case to the satisfaction of certain requirements. The agreement requires the company to maintain derivative contracts covering at least 70% of its projected proved developed producing oil and natural gas production through May 8, 2010, and at least 50% of such production on an annual basis thereafter. The company cannot, however, enter into derivative contracts covering more than 80% of such oil and gas production in any month.

The new term loan facility is secured by second priority liens on substantially all of the company’s oil and natural gas properties and other assets, including the stock of all of its subsidiaries, and is unconditionally guaranteed by each of the company’s subsidiaries other than Ellwood Pipeline, Inc. Under the new term loan agreement, principal on the second lien term loan facility is payable on May 8, 2014. However, if the company’s 8.75% senior notes due 2011 are not refinanced in full prior to September 20, 2011, principal on the second lien term loan facility will be payable on that date.

The company may from time to time make optional prepayments of amounts borrowed under the second lien term loan facility if no amounts are outstanding under the revolving credit facility. Optional prepayments made prior to May 8, 2008 are subject to a prepayment premium of 2%. The premium will be reduced to 1% for prepayments made between May 9, 2008 and May 8, 2009, after which no premium will be payable with respect to any optional prepayment. Amounts prepaid under the new term loan facility may not be reborrowed.

The principal effects of the revolving credit agreement amendment are (i) to permit the company to enter into the new term loan agreement, (ii) to reduce the borrowing base under the revolving credit facility to $125.0 million and (iii) to change the rate at which amounts outstanding under the revolving credit agreement accrue interest. Pursuant to the amendment, Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

4.                 HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company’s hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, some of those derivative instruments also limit future revenues from favorable price movements. The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

The components of commodity derivative losses in the condensed consolidated statements of operations are as follows (in thousands):

	Quarter ended March 31,
	2006	2007
Realized commodity derivative gains (losses)	$(4,274)	$174
Amortization of commodity derivative premiums	(1,788)	(1,898)
Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	(8,729)	(17,103)
Ineffective portion of derivatives qualifying for hedge accounting	(779)	113
Net unrealized commodity derivative gains (losses)	(9,508)	(16,990)
Net realized and unrealized commodity derivative gains (losses)	$(15,570)	$(18,714)

The estimated fair values of derivatives included in the condensed consolidated balance sheets at December 31, 2006 and March 31, 2007 are summarized below. The net fair value of the Company’s derivatives decreased by $21.5 million from a net asset of $3.4 million at December 31, 2006 to a net liability of $18.0 million at March 31, 2007 due to higher prices for crude oil and natural gas (in thousands):

	December 31, 2006	March 31, 2007
Derivative assets:
Oil derivative contracts	$1,658	$593
Gas derivative contracts	17,281	8,482
Derivative liabilities:
Oil derivative contracts	(8,905)	(21,378)
Gas derivative contracts	(6,600)	(5,727)
Net derivative asset (liability)	$3,434	$(18,030)

As of March 31, 2007, an unrealized derivative fair value loss of $8.3 million ($5.1 million after tax), related to derivative contracts designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The Company expects to reclassify net unrealized derivative losses of $4.8 million ($3.0 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

Because a large portion of the Company’s commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company will recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that qualify as cash flow hedges. The net mark-to-market loss on outstanding derivatives at March 31, 2007 included in accumulated other comprehensive income will be reported in future earnings as the original hedged transactions occur. This change in reporting will have no impact on the Company’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices.

Crude Oil Agreements.   As of March 31, 2007, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at March 31, 2007 for production:
April 1—December 31, 2007	9,219	$51.26	8,098	$72.16
January 1—December 31, 2008	7,450	$58.73	7,450	$72.65
January 1—December 31, 2009	6,580	$57.97	6,580	$73.87
January 1—December 31, 2010	5,500	$61.23	5,500	$71.83

Natural Gas Agreements.   As of March 31, 2007, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at March 31, 2007 for production:
April 1—December 31, 2007	32,500	$7.13	26,894	$10.59
January 1—December 31, 2008	19,200	$7.56	17,647	$11.14
January 1—December 31, 2009	13,500	$7.63	13,500	$11.54
January 1—December 31, 2010	11,000	$7.20	11,000	$10.44

The Company entered into an interest rate swap transaction during 2006 to lock in its interest cost on $200 million of borrowings at a fixed rate of 9.9225% through May 2008. The Company pays a fixed interest rate of 5.4225% and receives a floating interest rate based on the three-month LIBO rate. Settlements are made quarterly. The Company has not designated this interest rate swap as a hedge. The fair value of the interest rate swap of $0.5 million at December 31, 2006 and March 31, 2007 has been recorded in accrued liabilities.

5.                 ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

The following table summarizes the activities for the Company’s asset retirement obligations for the quarters ended March 31, 2006 and 2007 (in thousands):

	Quarter Ended March 31,
	2006	2007
Asset retirement obligations at beginning of period	$22,757	$42,049
Revisions of estimated liabilities	2,594	639
Liabilities incurred	9,144	916
Liabilities settled	—	—
Accretion expense	470	773
Asset retirement obligations at end of period	34,965	44,377
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,346)	(4,529)
Long-term asset retirement obligations	$33,619	$39,848

6.                 CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

All of the Company’s outstanding common stock was controlled by the Company’s CEO from December, 2004 until August 2006, when the Company’s then sole stockholder donated shares of stock to two charitable institutions. The Company issued 10,090,800 shares of its common stock in the fourth quarter of 2006 in an initial public offering and received net proceeds of $160.4 million. The Company has 48.5 million shares of common stock issued or reserved for issuance at March 31, 2007, including 5.7 million shares issued or reserved for issuance under the Company’s stock incentive plans. At March 31, 2007, the Company has 43,005,182 common shares issued and outstanding, of which 212,882 shares are restricted stock granted under the Company’s 2005 stock incentive plan. At March 31, 2007, the Company had 692,000 shares available to be made subject to awards under its stock incentive plans.

On March 22, 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria to its then sole stockholder, a trust controlled by the Company’s CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. At the date of the dividend, 6267 Carpinteria had net assets of $4.7 million, including $0.4 million in cash and land and building with a net book value of $13.4 million, and a note payable of $9.9 million.

7.                 SHARE-BASED PAYMENTS

The Company has granted options to certain employees and officers of the Company other than its CEO. As of March 31, 2007, there are a total of 4,800,213 options outstanding with a weighted average exercise price of $8.65 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder’s options will vest if the Company terminates the holder’s employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director’s service to the Company ceases.

During the quarter ended March 31, 2007, the Company granted 212,882 shares of restricted stock under the Company’s 2005 stock incentive plan, including 205,882 shares to its CEO. The restricted shares have provisions similar to options granted under the Company’s stock incentive plan except that the restricted shares generally vest over a four year service period subject to market conditions based on the Company’s total shareholder return in comparison to peer group companies. At the end of the four year service period, the Company may repurchase any unvested restricted shares at $0.00001 per share.

The following summarizes the Company’s stock option activity for the quarter ended March 31, 2007:

	Quarter Ended March 31,
	2007
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,740,663	$8.55
Granted	105,000	$14.97
Exercised	(9,000)	$8.00
Cancelled	(36,450)	$13.67
Outstanding, end of period	4,800,213	$8.65
Exercisable, end of period	2,467,508	$7.64
Weighted average grant-date fair value of options granted during the period		$6.67

As of March 31, 2007, there was $10.6 million of total unrecognized compensation cost related to stock options and restricted stock which is expected to be amortized over a weighted-average period of 3.1 years.

8.                 LITIGATION

Beverly Hills Litigation

Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve “representative” plaintiffs were selected to have their cases tried first, while all of the other plaintiffs’ cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs’ alleged injuries. Plaintiffs have appealed the ruling. The Company vigorously defended the actions, and will continue to do so until they are resolved. The Company also has defense and indemnity obligations to certain other defendants in the actions who have asserted claims for indemnity for events occurring after we acquired the property in

1995. In addition, certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of defense and indemnity obligations at the present time.

One of the Company’s insurers currently is paying for the defense of these lawsuits under a reservation of its rights. Three other insurers that provided insurance coverage to the Company (the “Declining Insurers”) have taken the position that they are not required to provide coverage for losses arising out of, or to defend against, the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills Unified School District (the “District”), as an additional insured on those policies, brought a declaratory relief action against two of those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers and in February 2007, an appellate court affirmed the decision of the Superior Court. In July 2006, the same Los Angeles County Superior Court that ruled in favor of one of the insurers denied a motion for summary judgment brought by another of the insurers against the District on the issue of the insurer’s duty to defend. In February 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The Company has entered into settlement agreements with two of the three Declining Insurers. The action against the third Declining Insurer is ongoing. The policy issued by the insurer that currently is providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the actions brought against the Declining Insurers. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of the Company’s policies applies, it will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the Beverly Hills litigation because the Company believes that, although unfavorable outcomes in the proceedings may be reasonably possible, the Company does not consider them to be probable or reasonably estimable. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined not to be applicable, their impact on the Company’s results of operations, financial position and/or liquidity could be material.

Personal Injury Claim

On March 31, 2006, a complaint was filed in District Court in Madison County, Texas against a subsidiary of the Company by the widow of an individual who was fatally injured while working as a gauger/pumper at a well operated by the subsidiary. The case is scheduled to go to trial in August 2007. The Company plans to vigorously defend this action. The Company believes that it has legitimate defenses to all allegations in the suit. The Company also believes that it has insurance coverage with respect to the accident. It does not currently believe that it is subject to material exposure in association with this lawsuit. No related liability has been recorded in the Company’s condensed consolidated financial statements.

Landowner Dispute

On May 28, 1997, Arch W. Helton and Helton Properties, Inc. and later joined by Linda Barnhill (collectively “Helton parties”) filed a lawsuit against Tri-Union Development Corporation (“TDC”), Helton v. Tri-Union, in the 80th Judicial District Court of Harris County, Texas, alleging that TDC owed additional royalties on oil and natural gas produced beginning in February 1987 through the initiation of the lawsuit with respect to 18 acres of property in Alvin, Texas. As to the Helton parties’ largest claim, TDC received a favorable decision from the Texas Railroad Commission, which was upheld on appeal.

The Helton parties appealed this decision to the 5th Circuit Court of Appeals. Approximately $1.1 million has been segregated pursuant to bankruptcy court order in accordance with the initial plan of reorganization pending resolution of this claim. The Company acquired TDC’s interest and claim in the $1.1 million of escrowed funds and the right to defend against any further claims brought by the Helton parties. The Company expects to be successful in defeating the Helton appeal.

Other

In addition, the Company is subject from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

9.                 GUARANTOR FINANCIAL INFORMATION

In connection with the issuance of the senior notes in December 2004, BMC, Ltd., Whittier Pipeline Corp. and 217 State Street, Inc. (“Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the senior notes. On March 31, 2005, Marquez Energy became a Guarantor of the senior notes. The Company had two subsidiaries, 6267 Carpinteria and Ellwood Pipeline, Inc., that are not Guarantors (the “Non-Guarantor Subsidiaries”). 6267 Carpinteria ceased being a subsidiary on March 22, 2006. On November 1, 2005, the Company merged Marquez Energy and 217 State Street with and into Venoco, Inc., leaving BMC and Whittier as the only Guarantors until the TexCal Acquisition. On March 31, 2006, TexCal and its four subsidiaries became Guarantors. All Guarantors are 100% owned by the Company. Presented below are the Company’s condensed consolidating balance sheets, statements of operations and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 (Unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$49,881	$1,390	$—	$—	$51,271
Commodity derivative losses	(15,570)	—	—	—	(15,570)
Other	1,435	—	1,541	(1,262)	1,714
Total revenues	35,746	$1,390	1,541	(1,262)	37,415
EXPENSES:
Oil and natural gas production	11,743	81	498	—	12,322
Transportation expense	1,640	—	—	(835)	805
Depletion, depreciation and amortization	6,601	19	74	—	6,694
Accretion of abandonment liability	449	15	6	—	470
General and administrative, net of amounts capitalized	4,697	—	136	(427)	4,406
Amortization of deferred loan costs	338	—	—	—	338
Interest, net	4,214	—	(441)	—	3,773
Total expenses	29,682	115	273	(1,262)	28,808
Equity in subsidiary income	1,526	—	—	(1,526)	—
Income before income taxes	7,590	1,275	1,268	(1,526)	8,607
Income tax provision	2,483	510	507	—	3,500
Net income	$5,107	$765	$761	$(1,526)	$5,107

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$47,277	$26,362	$—	$—	$73,639
Commodity derivative losses	(18,714)	—	—	—	(18,714)
Other	682	2	1,183	(1,054)	813
Total revenues	29,245	26,364	1,183	(1,054)	55,738
EXPENSES:
Oil and natural gas production	15,349	9,214	524	—	25,087
Transportation expense	2,770	91	—	(984)	1,877
Depletion, depreciation and amortization	14,180	6,405	14	—	20,599
Accretion of abandonment liability	567	202	4	—	773
General and administrative, net of amounts capitalized	8,748	1,046	71	(70)	9,795
Amortization of deferred loan costs	1,245	—	—	—	1,245
Interest, net	13,975	(19)	(629)	—	13,327
Total expenses	56,834	16,939	(16)	(1,054)	72,703
Equity in subsidiary income	6,481	—	—	(6,481)	—
Income (loss) before income taxes	(21,108)	9,425	1,199	(6,481)	(16,965)
Income tax provision (benefit)	(10,743)	3,676	467	—	(6,600)
Net income (loss)	$(10,365)	$5,749	$732	$(6,481)	$(10,365)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2006
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(12)	$8,358	$18	$—	$8,364
Accounts receivable	24,894	23,026	122	—	48,042
Inventories	3,150	61	—	—	3,211
Prepaid expenses and other current assets	5,753	1,473	—	—	7,226
Income taxes receivable	8,098	—	—	—	8,098
Deferred income taxes	879	—	—	—	879
Commodity derivatives	10,348	—	—	—	10,348
TOTAL CURRENT ASSETS	53,110	32,918	140	—	86,168
PROPERTY, PLANT & EQUIPMENT, NET	363,947	431,198	772	(21,664)	774,253
COMMODITY DERIVATIVES	8,591	—	—	—	8,591
INVESTMENTS IN AFFILIATES	562,104	—	—	(562,104)	—
OTHER	18,413	5,768	—	—	24,181
TOTAL ASSETS	$1,006,165	$469,884	$912	$(583,768)	$893,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,319	$5,581	$—	$—	$53,900
Undistributed revenue payable	7,831	7,765	—	—	15,596
Interest payable	5,300	(5)	—	—	5,295
Current maturities of long-term debt	3,557	—	—	—	3,557
Commodity derivatives	8,574	—	—	—	8,574
TOTAL CURRENT LIABILITIES:	73,581	13,341	—	—	86,922
LONG-TERM DEBT	529,616	—	—	—	529,616
DEFERRED INCOME TAXES	40,424	—	—	—	40,424
COMMODITY DERIVATIVES	6,931	—	—	—	6,931
ASSET RETIREMENT OBLIGATIONS	29,296	9,408	280	—	38,984
INTERCOMPANY PAYABLES (RECEIVABLES)	136,001	(104,837)	(31,164)	—	—
TOTAL LIABILITIES	815,849	(82,088)	(30,884)	—	702,877
TOTAL STOCKHOLDERS’ EQUITY	190,316	551,972	31,796	(583,768)	190,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,165	$469,884	$912	$(583,768)	$893,193

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,228	$4,992	$—	$—	$6,220
Accounts receivable	28,450	21,179	124	—	49,753
Inventories	3,299	60	—	—	3,359
Prepaid expenses and other current assets	4,647	1,428	—	—	6,075
Income taxes receivable	3,883	—	—	—	3,883
Deferred income taxes	4,300	—	—	—	4,300
Commodity derivatives	4,144	—	—	—	4,144
TOTAL CURRENT ASSETS	49,951	27,659	124	—	77,734
PROPERTY, PLANT & EQUIPMENT, NET	397,539	464,825	757	(21,664)	841,457
COMMODITY DERIVATIVES	4,931	—	—	—	4,931
INVESTMENTS IN AFFILIATES	572,728	—	—	(572,728)	—
OTHER	17,283	5,756	—	—	23,039
TOTAL ASSETS	$1,042,432	$498,240	$881	$(594,392)	$947,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$67,846	$5,281	$—	$—	$73,127
Undistributed revenue payable	7,850	7,789	—	—	15,639
Interest payable	5,848	—	—	—	5,848
Current maturities of long-term debt	3,689	—	—	—	3,689
Commodity derivatives	12,160	—	—	—	12,160
TOTAL CURRENT LIABILITIES	97,393	13,070	—	—	110,463
LONG-TERM DEBT	571,688	—	—	—	571,688
DEFERRED INCOME TAXES	31,663	—	—	—	31,663
COMMODITY DERIVATIVES	14,945	—	—	—	14,945
ASSET RETIREMENT OBLIGATIONS	29,122	10,443	283	—	39,848
INTERCOMPANY PAYABLES (RECEIVABLES)	119,067	(86,669)	(32,398)	—	—
OTHER LONG-TERM LIABILITIES	—	—	—	—	—
TOTAL LIABILITIES	863,878	(63,156)	(32,115)	—	768,607
TOTAL STOCKHOLDERS’ EQUITY	178,554	561,396	32,996	(594,392)	178,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,042,432	$498,240	$881	$(594,392)	$947,161

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$25,802	$855	$1,396	$—	$28,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(28,813)	(21)	—	—	(28,834)
Acquisitions of oil and gas properties	—	—	—	—	—
Capital expenditures for property and equipment and other	(803)	—	—	—	(803)
Proceeds from sale of oil and gas properties	—	3,031	—	—	3,031
Investment in Texcal, net of cash received	(455,932)	10,409	—	—	(445,523)
Net cash provided by (used in) investing activities	(485,548)	13,419	—	—	(472,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,576	(3,865)	(1,711)	—	—
Proceeds from long-term debt	469,529	—	—	—	469,529
Principal payments on long-term debt	(10,000)	—	(33)	—	(10,033)
Increase in deferred loan costs	(13,801)	—	—	—	(13,801)
Proceeds from derivative premium financing	3,903	—	—	—	3,903
Payments of dividends	(426)	—	—	—	(426)
Net cash provided by (used in) financing activities	454,781	(3,865)	(1,744)	—	449,172
Net increase (decrease) in cash and cash equivalents	(4,965)	10,409	(348)	—	5,096
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389
Cash and cash equivalents, end of period	$4,076	$10,409	$—	$—	$14,485

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$21,572	$11,649	$470	$—	$33,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(43,834)	(17,715)	—	—	(61,549)
Acquisitions of oil and gas properties	(12,801)	(1,504)	—	—	(14,305)
Capital expenditures for property and equipment and other	(1,838)	(96)	—	—	(1,934)
Proceeds from sale of oil and gas properties	—	—	—	—	—
Net cash provided by (used in) investing activities	(58,473)	(19,315)	—	—	(77,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(3,812)	4,300	(488)	—	—
Proceeds from long-term debt	41,421	—	—	—	41,421
Principal payments on long-term debt	(1,138)	—	—	—	(1,138)
Deferred loan costs	(78)	—	—	—	(78)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Repurchase of common stock	—	—	—	—	—
Proceeds from exercise of stock options	72	—	—	—	72
Net cash used in financing activities	38,141	4,300	(488)	—	41,953
Net increase (decrease) in cash and cash equivalents	1,240	(3,366)	(18)	—	(2,144)
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364
Cash and cash equivalents, end of period	$1,228	$4,992	$—	$—	$6,220

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007, as well as with the financial statements and related notes and the other information appearing elsewhere in this report. For further information on our business strategy, the opportunities we intend to pursue and the risks and uncertainties to which our business is subject, see “Business and Properties—Our Strategy” and “Risk Factors” as set forth in the above referenced report on Form 10-K. Certain statements contained herein that set forth management’s intentions, plans, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that actual results could differ materially from those projected in such forward-looking statements. The risks and uncertainties include but are not limited to potential unfavorable or uncertain results of exploration, development and exploitation activities, drilling costs and operational uncertainties, risks associated with quantities of total reserves and rates of production from existing natural gas and oil reserves and pricing assumptions relating to those reserves, potential delays in the timing of planned operations, unanticipated operational disruptions,  competition and other risks associated with permitting and with leasing gas and oil properties, potential cost overruns, potential dry holes and regulatory uncertainties and the availability of capital to fund planned expenditures, as well as general industry and market conditions. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Venoco, Inc. and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 17,670 BOE/d in the first quarter of 2007, compared to 11,215 BOE/d in the first quarter of 2006 and 17,349 BOE/d in the year ended December 31, 2006. Our first quarter 2007 results include the impact of our acquisition of TexCal, which was completed on March 31, 2006. We expect our 2007 capital expenditure program and property acquisitions to result in increases in our production through the remainder of 2007. See “—Trends Affecting Our Results of Operations—Expected 2007 Production.”

Recent Developments

In April and May of 2007, we consummated two acquisitions of properties in Texas and Southern California. As of December 31, 2006, the acquired properties had aggregate proved reserves of approximately 9.7 MMBOE. See “—Acquisitions.”

On May 7, 2007, we entered into (i) a new second lien term loan agreement to refinance and replace our existing second lien term loan facility and (ii) a fifth amendment to the second amended and restated credit agreement governing our revolving credit facility.  See “Liquidity and Capital Resources—Capital Resources and Requirements.”

In April 2007, we entered into agreements pursuant to which we expect to be able to deliver oil from our South Ellwood field to Long Beach, California and then transport the production via pipeline for sale to any of several refineries in the Long Beach area.  See “—Trends Affecting our Results of Operations—South Ellwood Delivery Arrangements.”

Capital Expenditures

We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. We expect that our exploration, exploitation and development capital expenditures will be approximately $230.0 million in 2007, of which $70.1 million was spent in the first quarter of the year (excluding the effect of changes in accrued capital expenditures). The following summarizes certain significant aspects of our capital spending program in 2007:

Coastal California—Exploitation and Development

In Coastal California, we continued our horizontal development drilling program in the Monterey formation in the Sockeye field during the first quarter of 2007. We will evaluate the performance of our three horizontal wells in the field over the next several quarters. Based on encouraging results to date, we are also evaluating the possibility of expanding the waterflood in the Sockeye field. In addition, we are continuing to pursue the return to production of platform Grace, although we do not expect material production from the platform in 2007. In the recently acquired West Montalvo field, we plan to spud our first development well in the second quarter. In addition, we will be implementing an aggressive workover program on the existing producing wells.

Sacramento Basin—Exploitation and Development

In the Sacramento Basin, our primary focus is on infill drilling in the greater Grimes and Willows fields. Drilling activities accelerated in the first quarter of 2007 as we increased the number of rigs drilling in these fields from three to six. We spud 34 wells in the basin during the first quarter and we plan to drill over 120 wells there during 2007. Our drilling in this area includes a significant number of wells drilled to locations that are not on our reserve report, and are targeted at expanding reserves and the boundaries of the field. We continue to expand our land position in this area. On March 31, 2007, our acreage position in the basin consisted of approximately 164,000 net acres (192,000 gross).

Texas—Exploitation and Development

In Texas, we expect to further increase production in the Hastings complex through continuation of our aggressive recompletion and workover program. In addition, we are planning to spud the first of several new wells in the complex during the second quarter. Based on the results of these wells, we may expand this program in the second half of 2007.

In the first quarter of 2007, we spud four wells in the Giddings, AWP and Barbers Hill fields. We expect to complete and place on production all four wells during the second quarter. We recently acquired several fields in Texas, including the Manvel field, and plan to begin remediation work in these fields during the second quarter. We believe that the Manvel field is analogous to the Hastings complex. We plan to implement a workover program at Manvel similar to our successful program in the Hastings complex.

Higher Impact Exploration Activities.   In 2007, we expect to drill approximately ten higher impact exploration wells, including six in the Sacramento Basin, three in Coastal California and one in Texas. We drilled one well in this category in the first quarter of the year. This well, which was drilled in the Sacramento Basin, was successful.

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

West Montalvo and Manvel acquisitions.   We acquired the West Montalvo field in Ventura County, California in May 2007 for approximately $61.3 million. The field includes an offshore portion that is reachable from onshore locations. We acquired the Manvel field in Brazoria County, Texas, and certain related fields, in April 2007 for $46.1 million. As of December 31, 2006, these fields had aggregate proved reserves of approximately 9.7 MMBOE. We believe that the Manvel field provides us with exploitation and development opportunities that are similar to those in the Hastings complex, which is nearby and geologically similar.

Other.   We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties in and around our existing core areas of operations.

Trends Affecting our Results of Operations

Expected 2007 Production.   We expect that implementation of our capital expenditure program in 2007 and our recently completed acquisitions will result in a significant increase in our average net production for 2007 relative to 2006. We intend to focus our efforts on the execution of development and workover/recompletion programs in the Sacramento Basin, Texas, and our recently acquired fields, and maintenance of production from the majority of our other properties at rates consistent with year-end 2006 levels. We are pursuing a multi-year drilling program in the Sacramento Basin, and have six drilling rigs and a growing number of completion/workover rigs operating in the basin. We plan to drill more than 120 wells in the basin in 2007. We expect that additional completion rigs will be available to us in the basin in the remainder of 2007, and that this will allow us to increase the number of recompletions and reduce the backlog of wells awaiting completion. In the Hastings complex, we are continuing our active workover and recompletion program and have three to four workover rigs consistently active in the area. We expect to continue this program throughout 2007. In addition, we have initiated a replacement well pilot program in the Hastings complex and expect to be in a position to assess the results of the program early in the third quarter. If the pilot program is successful, we would plan to drill up to 15 additional replacement wells in the second half of 2007. We are also in the process of implementing a development and workover program on our recently acquired assets. This program is expected to show production gains by the end of the year. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with the availability and cost of rigs and third party services, oil and natural gas prices, the potential for mechanical problems or other events resulting in unexpected downtime, permitting issues, drilling success rates, the availability of acceptable delivery and sales arrangements with respect to oil production from the South Ellwood field, pipeline capacity, the accuracy of our assumptions regarding the sustainability of historical growth rates and the performance of existing wells, weather and other factors, including those referenced in “Risk Factors.”

Production Expenses.   Production expenses increased to $15.78 per BOE in the first quarter of 2007 from $15.09 per BOE in 2006, primarily as a result of substantial remedial work we conducted in the Hastings complex and relatively flat first quarter 2007 production. Production during the quarter was negatively affected by a temporary disruption in barge deliveries of oil production from the South Ellwood field. We expect to significantly reduce the amount of the remedial work conducted in the Hastings complex after the end of the second quarter of 2007. Also, we are in the process of adding production from our lower operating cost gas wells in the Sacramento Basin. These factors are expected to result in our

2007 production expenses trending downward on a per BOE basis. Our expectations with respect to future per-unit expenses are based in part on the projected increases in our production described in the preceding paragraph and are subject to numerous risks and uncertainties, including those described and referenced therein.

General and Administrative Expenses.   In order to manage and maximize our growth, we have been increasing our professional staff and related infrastructure, which has resulted in increased general and administrative expenses. Primarily as a result of these costs and certain non-recurring costs incurred in the quarter and an increase in non-cash FAS 123R share-based compensation expense, our general and administrative expenses increased from $4.88 per BOE in 2006 to $6.16 per BOE in the first quarter of 2007. While we expect our overall general and administrative expenses to be higher in 2007 than 2006, on a per BOE basis, we expect that those expenses, excluding expenses relating to FAS 123R and capitalized general and administrative expenses, will decline in 2007 relative to 2006. As with production expenses, our expectations in this regard are based in part on our projected increases in production, which are subject to numerous risks and uncertainties. In addition, we have not to date fully quantified the expenses we expect to incur with respect to Sarbanes-Oxley Act compliance, and those expenses may be significant.

South Ellwood delivery arrangements.   We recently entered into agreements pursuant to which we expect to be able to deliver shipments of oil production from our South Ellwood field to Long Beach, California and then transport the production via pipeline for sale to any of several refineries in the Long Beach area. Subject to our ability to enter into an acceptable sales agreement with any of the available refineries, receipt of necessary permits and the resolution of any logistical or operating issues that may arise, we expect to begin making deliveries pursuant to the arrangement in June 2007. We expect that the new arrangement will provide a more competitive environment for sales of our production and will ultimately enable us to obtain pricing comparable to the pricing we received historically.

Unrealized Commodity Derivative Gains and Losses.   Rising oil and natural gas prices created substantial unrealized commodity derivative losses in the first quarter of 2007, while fluctuating oil prices and lower natural gas prices led to unrealized commodity derivative gains in 2006. These unrealized gains and losses resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We may incur significant gains or losses of this type for the remainder of 2007 and in subsequent years. As described in note 4 to the condensed consolidated financial statements included in this report, we have discontinued hedge accounting as of April 1, 2007. This may increase volatility in gains and losses of this type in subsequent periods.

Internal Control Over Financial Reporting

In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, we have historically operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of their 2005 and 2006 audits, concluded that it was likely that material weaknesses existed in our internal controls in 2005 and 2006. We have taken a variety of actions to address these issues, including the adoption of more extensive accounting controls and financial review procedures and the hiring of additional accounting staff. A substantial part of our efforts in this regard in 2006 focused on the design of a more comprehensive system of internal controls. Our efforts during 2007 will focus on refining the design of our controls and on the implementation and testing of this system.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the quarters ended March 31, 2006 and 2007.

	Quarter Ended March 31,
	2006	2007
Production Volume:
Natural gas (MMcf)	1,862	4,244
Oil (MBbls)	699	883
MBOE	1,009	1,590
Daily Average Production Volume:
Natural gas (Mcf/d)	20,689	47,156
Oil (Bbls/d)	7,767	9,811
BOE/d	11,215	17,670
Oil Price per Bbl Produced (in dollars):
Realized price before hedging gain (loss)	$51.87	$49.26
Realized hedging gain (loss)	(8.12)	0.35
Net realized	$43.75	$49.61
Natural Gas Price per Mcf (in dollars):
Realized price before hedging loss	$7.60	$7.12
Realized hedging loss	(0.21)	(0.03)
Net realized	$7.39	$7.09
Average Sale Price per BOE	$45.82	$45.54
Expense per BOE:
Production expenses(1)	$12.21	$15.78
Transportation expenses	0.80	1.18
Depreciation, depletion and amortization	6.63	12.96
General and administrative expense(2)	4.37	6.16
Interest expense, net	3.74	8.38

(1)          Production expenses are comprised of oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2007 to Quarter Ended March 31, 2006

Oil and Natural Gas Revenues.   Oil and natural gas revenues increased $22.4 million (44%) to $73.6 million for the quarter ended March 31, 2007 from $51.3 million for the same period in 2006. The increase was primarily due to production attributable to the TexCal acquisition and increased natural gas production from our legacy properties, partially offset by slightly lower average realized oil and natural gas prices.

Oil revenues increased by $6.3 million in the first quarter of 2007 (17%), to $43.4 million compared to $37.1 million in the first quarter of 2006. Oil production rose 26%, with production of 883 MBbl in the first quarter of 2007 compared to 699 MBbl in the first quarter of 2006. The production increase was attributable to the TexCal properties, partially offset by a 9% decline in production volumes from other Venoco properties. The production decline for the other Venoco properties primarily resulted from a temporary shut-in of production at the South Ellwood field due to a disruption in barge deliveries from the field. Our average realized price for oil decreased $2.61 (5%), to $49.26 per Bbl for the period. We hedged 83% of our oil production during the period resulting in realized hedging gains of $0.35 per Bbl.

Natural gas revenues increased $16.1 million in the first quarter of 2007 (114%) to $30.2 million compared to $14.2 million in the first quarter of 2006. Natural gas production increased 128%, with production of 4,244 MMcf compared to 1,862 MMcf in the first quarter of 2006. The majority of the increase was due to production attributable to the TexCal acquisition. Approximately 35% of the increase resulted from increased production from other Venoco properties. The increased production from other Venoco properties relates to our ongoing field development activities. Our average realized price for natural gas decreased $0.48 (6%) to $7.12 per Mcf for the period. We hedged 54% of our natural gas production during the period, resulting in realized hedging losses of $0.03 per Mcf.

Commodity Derivatives and Other Revenues.   Total commodity derivative losses increased $3.1 million (20%) from $15.6 million in the first quarter of 2006 to $18.7 million in the first quarter of 2007. Realized commodity derivative gains were $0.2 million in the first quarter of 2007 compared with realized losses of $4.3 million in the same period in 2006. Amortization of derivative premiums increased $0.1 million, from $1.8 million in the first quarter of 2006 to $1.9 million in the same period in 2007. Unrealized commodity derivative losses were $17.0 million in the first quarter of 2007, compared to net unrealized losses of $9.5 million in the same period in 2006. The changes in commodity derivative gains (losses) are due to the effect changes in market prices of oil and natural gas have on our net sales, in the case of realized losses, and the effect of mark to market pricing adjustments on the carrying value of our derivative positions, in the case of unrealized losses. The increase in total commodity derivative losses in the first quarter of 2007 was caused by the increases in commodity prices that occurred during the quarter relative to our derivative positions. Other revenue decreased 53%, from $1.7 million in the first quarter of 2006 to $0.8 million in the first quarter of 2007. The decrease was primarily due to lower transportation income received from purchasers of oil production from the South Ellwood field.

As a result of the foregoing factors, total revenues increased $18.3 million (49%) to $55.7 million in the first quarter of 2006, compared to $37.4 million in the first quarter of 2006.

Production Expenses.   Production expenses increased $12.8 million (104%) to $25.1 million in the first quarter of 2007 from $12.3 million in the first quarter of 2006. The increase was primarily due to production expenses attributable to the TexCal acquisition and a 29% increase in production expenses from other Venoco properties. The increase in production expenses for other Venoco properties relates to an increase in the number of producing wells, normal variances of timing of production expenses, including expenses relating to periodic maintenance projects which continued into the first quarter of 2007, and increased costs of third party services. On a per unit basis, production expenses rose to $15.78 per BOE in the first quarter of 2007 compared to $12.21 per BOE in the same period in 2006. A significant part of this increase was attributable to remedial work projects performed in the Hastings complex that began in mid-2006. Per unit production expenses attributable to the TexCal properties rose from $14.02 per BOE in 2006 to $18.04 per BOE in the first quarter of 2007 primarily as a result of those projects. In addition, production expenses for other Venoco properties increased 20% on a per unit basis in the first quarter of 2007 primarily as a result of lower production from the South Ellwood field due to a temporary disruption in barge deliveries and additional maintenance work that was performed during the shut-in period.

Transportation Expenses.   Transportation expenses increased 133%, from $0.8 million in the first quarter of 2006 to $1.9 million in the first quarter of 2007. This was primarily attributable to increased transportation costs for barge deliveries. On a per BOE basis, transportation expenses increased $0.38 per BOE, from $0.80 per BOE in the first quarter of 2006 to $1.18 per BOE in the first quarter of 2007.

Depletion, Depreciation and Amortization (DD&A).   DD&A expense increased $13.9 million (208%) to $20.6 million in the first quarter of 2007 from $6.7 million in the first quarter of 2006. DD&A expense rose $6.33 per BOE, from $6.63 per BOE in the first quarter of 2006 to $12.96 per BOE in the first quarter of 2007. The increase was primarily due to a higher depletion expense resulting from the increase in the oil and natural gas properties obtained in the TexCal acquisition and an increase in future development costs.

Accretion of Abandonment Liability.   Accretion expense was $0.8 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. The increase was due to accretion from the acquired TexCal properties and from new wells drilled and completed in 2006.

General and Administrative (G&A).   G&A expense increased $5.4 million (122%), to $9.8 million in the first quarter of 2007 from $4.4 million in the first quarter of 2006. The increase resulted primarily from increases in our professional staff and related infrastructure resulting from the March 31, 2006 acquisition of TexCal and other growth. Other significant increases in general and administrative expenses in the first quarter of 2007 relate to a non-recurring charge of $0.7 million attributable to a settlement of an employment contract and an increase in non-cash FAS 123R share-based compensation expense from $0.6 million in the first quarter of 2006 to $1.1 million in the first quarter of 2007.

Interest Expense and Amortization of Deferred Loan Costs.   Interest expense, net of interest income and capitalized interest, increased $9.6  million (253%), to $13.3 million in the first quarter of 2007 from $3.8 million in the first quarter of 2006. The changes were primarily due to debt incurred in late March 2006 to acquire TexCal.

Income tax expense.   The net loss in the first quarter of 2007 resulted in an income tax benefit of $6.6 million compared to income tax expense of $3.5 million for the first quarter of 2006. Our effective tax rate decreased from 40.0% in the first quarter of 2006 to 39.3% in the first quarter of 2007 due to an increase of business activity in lower taxing jurisdictions.

Net Income.   The net loss for the first quarter of 2007 was $10.4 million compared to net income of $5.1 million for the same period in 2006. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Quarter Ended March 31,
	2006	2007
	(in thousands)
Cash provided by operating activities	$28,053	$33,691
Cash used in investing activities	(472,129)	(77,788)
Cash provided by financing activities	449,172	41,953

Net cash provided by operating activities was $33.7 million in the first quarter of 2007 compared with $28.0 million in the first quarter of 2006. Cash flows from operating activities in the first quarter of 2007 were favorably impacted by production attributable to the TexCal acquisition.

Net cash used in investing activities was $77.8 million in the first quarter of 2007 compared with $472.1 million in the first quarter of 2006. The primary investing activities in the first quarter of 2007 include $75.9 million in expenditures for oil and gas properties. The primary investing activities in the first quarter of 2006 include $445.5 million paid in cash to acquire TexCal (net of TexCal cash) and $28.8 million in expenditures for oil and gas properties, net of accrued capital expenditures of $2.0 million.

Net cash provided by financing activities was $42.0 million in the first quarter of 2007 compared to $449.2 million in the first quarter of 2006. The primary financing activities in the first quarter of 2007 were borrowings under the Company’s revolving credit facility to fund capital expenditures and working capital needs. Proceeds from long-term debt in the first quarter of 2006 included $350.0 million borrowed under the term loan facility and $119.5 million borrowed under the revolving credit facility, which amounts were used to fund the acquisition of TexCal and $13.8 million in loan costs.

Capital Resources and Requirements

We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures in 2007 will be approximately $230.0 million, of which we spent $70.1 million in the first quarter of the year. We completed two acquisitions in the second quarter of 2007 for an aggregate purchase price of approximately $105.9 million and will continue to pursue acquisition opportunities on an opportunistic basis. We intend to finance our capital expenditures in 2007 primarily with cash flow from operations, supplemented with additional borrowings under our revolving credit facility. As of May 11, 2007, approximately $70.0 million was outstanding under the revolving credit facility, which had a borrowing base of $125.0 million as of that date. We may also engage in additional financing transactions in order to supplement our capital budget, to restructure or refinance indebtedness or to complete acquisitions.

On May 7, 2007, we entered into a new second lien term loan agreement to refinance and replace our existing second lien term loan facility. We entered into the new term loan agreement to facilitate the financing of the West Montalvo and Manvel acquisitions and to amend certain covenants included in the agreement governing the existing second lien term loan facility. We borrowed $500.0 million pursuant to the new term loan agreement on May 8, 2007. Of the total amount borrowed, $350.5 million was used to repay all amounts outstanding under the existing second lien term loan facility plus accrued interest, $3.5 million was used to pay a prepayment premium on those amounts and $4.6 million was used to pay transaction costs associated with the new facility. The remaining borrowings were used to reduce amounts outstanding under the revolving credit facility. Loans made under the new term loan agreement are designated, at our option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent’s announced base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%. The new term loan agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict the company’s ability to incur additional indebtedness. The covenants and other terms of the agreement contain exceptions that are intended to permit us to form a master limited partnership and certain related entities (collectively, the “partnership”), to contribute assets to the partnership, to sell securities of the partnership and to cause the partnership to incur indebtedness and issue securities, subject in each case to the satisfaction of certain requirements. The agreement requires us to maintain derivative contracts covering at least 70% of our projected proved developed producing oil and natural gas production through May 8, 2010, and at least 50% of such production on an annual basis thereafter. We cannot, however, enter into derivative contracts covering more than 80% of such oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock.

Also on May 7, 2007, we entered into a fifth amendment to the second amended and restated credit agreement governing our revolving credit facility. The principal effects of the amendment are (i) to permit us to enter into the new term loan agreement, (ii) to reduce the borrowing base under the revolving credit facility to $125.0 million and (iii) to change the rate at which amounts outstanding under the revolving credit agreement accrue interest. Pursuant to the amendment, Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

Principal on the revolving credit facility is payable on March 30, 2009. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict our ability to incur indebtedness and financial covenants that require us to maintain specified ratios of EBITDA (as defined in the agreement) to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. The ratios required to be met in order to remain in compliance with our financial covenants change at specified times over the duration of the loans. On March 31, 2007, the required ratio of EBITDA to interest expense changed from 2.5:1 to 3:1 and the maximum permitted ratio of debt to EBITDA changed from 4.5:1 to 4:1. These covenant levels will remain in effect until September 30, 2007, at which time new EBITDA to interest expense and debt to EBITDA ratios come into effect that will require higher levels of financial performance and/or reduced indebtedness.

The new term loan agreement and the agreement governing the revolving credit facility will require us to reduce amounts outstanding under the revolving credit facility and/or make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the new term loan facility may not be reborrowed.

As of May 11, 2007, amounts outstanding under the credit facilities bore interest at a weighted average interest rate of 9.22%. Our debt service obligations under the credit facilities may increase if market interest rates rise. See “—Quantitative and Qualitative Disclosures About Market Risk.”

We issued $150.0 million of our senior notes in December 2004. The notes bear interest at 8.75% per year and will mature on December 15, 2011. The notes are guaranteed by all of our subsidiaries other than Ellwood Pipeline, Inc. and are secured with the new second lien term loan on an equal and ratable basis.

We may redeem the notes after December 15, 2008, initially at a redemption price equal to 104.375% of the principal amount. In addition, before December 15, 2008, we may redeem all or part of the notes at a specified “make-whole” price, and before December 15, 2007, we may redeem up to 35% of the notes with the net proceeds of certain public or private equity offerings at a redemption price of 108.75% of the principal amount of the notes. Upon the occurrence of a change of control of our company, each holder of notes may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of those notes, plus any accrued and unpaid interest. The indenture governing the notes also contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations or restructure our debt. If cash flow from operations does not meet our expectations, we may reduce the expected level of capital expenditures and/or fund a portion of the expenditures using borrowings under our revolving credit facility or other sources. If we seek additional capital to pursue our capital expenditure plan, make acquisitions or for other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, asset sales, offerings of debt and equity securities or other means. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to the mandatory prepayment provisions in our credit facilities described above, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the facilities that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of the facilities in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The discussion in this section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we purchase puts, sell calls and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We had hedging contracts in place for approximately 83% of our oil production and approximately 54% of our natural gas production for the quarter ended March 31, 2007.

We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because such amounts bear interest at variable rates. As of May 11, 2007, there was approximately $570 million outstanding under those facilities. In May 2006, we entered into an interest rate swap transaction to lock in our interest cost on $200.0 million of borrowings at a fixed rate of 9.4225%, including a 4.0% margin, through May 2008. A 1.0% increase in interest rates on unhedged variable rate borrowings of $370 million at March 31, 2007 would result in additional annualized interest expense of $3.7 million.

Cumulative Effect of Derivative Transactions

Oil.   As of March 31, 2007, we had entered into option (including collar) agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at March 31, 2007 for production:
April 1—December 31, 2007	9,219	$51.26	8,098	$72.16
January 1—December 31, 2008	7,450	$58.73	7,450	$72.65
January 1—December 31, 2009	6,580	$57.97	6,580	$73.87
January 1—December 31, 2010	5,500	$61.23	5,500	$71.83

Natural Gas.   As of March 31, 2007, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at March 31, 2007 for production:
April 1—December 31, 2007	32,500	$7.13	26,894	$10.59
January 1—December 31, 2008	19,200	$7.56	17,647	$11.14
January 1—December 31, 2009	13,500	$7.63	13,500	$11.54
January 1—December 31, 2010	11,000	$7.20	11,000	$10.44

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of March 31, 2007 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1—Dec 31, 07
Collar	NYMEX	1,600	$53.00/$75.00	Jan 1—Jun 30, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1—Dec 31, 07
Put(1)	NYMEX	2,000	$58.00 Floor	Jan 1—Dec 31, 07
Call(2)	NYMEX	566	$77.15 Cap	Jan 1—Jun 30, 07
Collar	NYMEX	2,000	$57.00/$73.55	Apr 1—Dec 31, 07
Call(3)	NYMEX	1,035	$81.00 Cap	Jul 1—Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1—Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1—Dec 31, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1—Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1—Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1—Dec 31, 10

(1)          Option premium deferred until each month’s settlement period ($3,087,900 total deferred).

(2)          Option premium deferred until each month’s settlement period ($405,409 total deferred).

(3)          Option premium deferred until each month’s settlement period ($754,206 total deferred).

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Citygate	6,000	$6.00/$8.40	Jan 1—Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1—Dec 31, 07
Put(1)	NYMEX	10,000	$7.985 Floor	Jan 1—Dec 31, 07
Call(2)	NYMEX	4,564	$12.15 Cap	Jan 1—Jun 30, 07
Call(3)	NYMEX	4,310	$11.95 Cap	Jul 1—Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.58)	Jan 1—Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.46)	Jan 1—Dec 31, 07
Collar(7)	NYMEX	11,500	$7.50/$10.35	Apr 1—Dec 31, 07
Put(4)	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call(5)	NYMEX	4,513	$12.15 Cap	Jan 1—Jun 30, 08
Call(6)	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Collar(8)	NYMEX	5,700	$7.75/$10.05	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1—Dec 31, 09
Collar(9)	NYMEX	4,000	$7.30/$9.85	Jan 1—Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1—Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1—Dec 31, 10
Collar(10)	NYMEX	1,000	$7.00/$9.10	Jan 1—Dec 31, 10

       (1) Option premium deferred until each month’s settlement period ($3,650,000 total deferred).

       (2) Option premium deferred until each month’s settlement period ($776,465 total deferred).

       (3) Option premium deferred until each month’s settlement period ($745,445 total deferred).

       (4) Option premium deferred until each month’s settlement period ($2,755,980 total deferred).

       (5) Option premium deferred until each month’s settlement period ($928,153 total deferred).

       (6) Option premium deferred until each month’s settlement period ($911,203 total deferred).

       (7) Option premium deferred until each month’s settlement period ($790,625 total deferred).

       (8) Option premium deferred until each month’s settlement period ($520,125 total deferred).

       (9) Option premium deferred until each month’s settlement period ($365,000 total deferred).

(10) Option premium deferred until each month’s settlement period ($91,250 total deferred).

We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities mitigate our exposure to price declines and therefore increase the likelihood that we will be able to continue to execute our capital plan if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could cause us to incur losses and could impact our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our ability to fund expected capital expenditures. Finally, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

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

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of the effective portion of the cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to the income statement as a component of commodity derivative income (loss) when the hedged transaction occurs. Changes in the fair value of derivatives that do not qualify as a hedge or are not designated as a hedge, as well as the ineffective portion of hedge derivatives, are recorded in commodity derivative income (loss) on the income statement. We determine hedge ineffectiveness based on changes during the period in the price differentials between the index price of the derivative contracts (which uses a NYMEX index in the case of oil hedges, and NYMEX and PG&E Citygate in the case of natural gas hedges) and the contract price for the point of sale for the cash flow that is being hedged. Hedge ineffectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. Ineffectiveness is recorded in earnings to the extent the cumulative changes in fair value of the actual derivative exceed the cumulative changes in fair value of the hypothetical derivative. As described in note 4 to the condensed consolidated financial statements included in this report, we have discontinued hedge accounting as of April 1, 2007.

Changes in Fair Value

The fair value of outstanding oil and natural gas commodity derivative instruments and the change in fair value that would be expected from a $5.00 per Bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas are shown in the table below (in millions):

	March 31, 2007
	Fair Value	Effect of $5.00/Bbl and $1.00/MMbtu Price Increases
Effective portion of derivatives designated as cash flow hedges	$(7.5)	$(15.2)
Derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges	$(15.0)	$(47.4)

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

With respect to oil, we had, as of March 31, 2007, NYMEX put options with a weighted average strike price of $58.00 per Bbl on 2,000 Bbl/d for 2007 oil production. With respect to natural gas, we had, as of March 31, 2007, put options with a weighted average strike price of $7.985 per MMBtu on 10,000 MMBtu/d for 2007 natural gas production. These put options cost an average of $4.23 per Bbl and $1.00 per MMBtu (a total of $6.7 million), which payment is deferred until the put options settle. The fair value of the put options is not included in the fair value of derivatives in the table above.

See note 3 to our condensed consolidated financial statements for a discussion of our long-term debt as of March 31, 2007.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on the evaluation, they believe that:

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

Internal Control Over Financial Reporting

Other than in connection with the steps we are taking to enhance our internal control over financial reporting as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Internal Control Over Financial Reporting,” there has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Not Applicable

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following sets forth additional and/or updated information with respect to certain of the risks described in our Annual Report on Form 10-K:

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets or the issuance of additional shares of common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market or the possibility of such sales could impair our ability to raise capital through the sale of additional common or preferred stock. As of December 31, 2006, our CEO and his wife beneficially owned approximately 67.6% of our common stock, primarily through the Marquez Trust, a family trust they control. In addition, as of March 31, 2007, we had granted options to purchase approximately 4.8 million shares of our common stock to our directors and employees, approximately 51% of which had vested as of that date. We, the Marquez Trust, our directors and certain of our employees entered into agreements with the underwriters of our initial public offering pursuant to which each of those persons agreed not to sell or otherwise dispose of shares of our common stock for a “lock-up” period of 180 days following the offering, subject to an extension of up to 34 days in certain circumstances. We expect that this lock-up period will expire on June 2, 2007. Therefore, persons previously unable to sell shares of our common stock, including shares issuable upon the exercise of vested options, will be permitted to sell shares after June 2, 2007, subject to compliance with the registration requirements of the Securities Act of 1933.  Similarly, after that date, we will not be prohibited from issuing shares of common stock in order to raise capital or complete acquisitions. The substantial number of shares potentially eligible for sale following the expiration of the lock-up, either by us or by our directors, officers and significant stockholders, could cause the market price of our stock to decline.

Our recently-increased debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

As described in “Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources and Requirements,” we borrowed $500.0 million in May 2007 under a new second lien term loan facility, which replaced, and was used to refinance, our existing $350.0 million second lien term loan facility. As of May 11, 2007, we had total indebtedness of $719.4 million under our credit facilities and our 8.75% senior notes, compared to total indebtedness of $529.0 million as of December 31, 2006. Accordingly, the risks described in our Annual Report on Form 10-K under “Risk Factors—Our debt level and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects” have in some respects increased.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.                        Defaults Upon Senior Securities

Not Applicable

Item 4.                        Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.                        Other Information

Not Applicable

Item 6.                        Exhibits

Exhibit Number	Exhibit
10.1	Amendment No. 1 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan.
10.2	Venoco, Inc. 2007 Long-Term Incentive Program.
10.3	Form of Notice of Award and Restricted Stock Award Agreement Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan.
10.4	Venoco, Inc. 2007 Senior Executive Bonus Plan.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2007	VENOCO, INC.
	By:	/s/ Timothy M. Marquez
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
	By:	/s/ Timothy A. Ficker
Name: Timothy A. Ficker
Title: Chief Financial Officer