Form 10-Q
period 2007-06-30
Venoco, Inc.
filed 2007-08-13
CIK 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

YES  ☐   NO ☒

As of July 10, 2007, there were 49,460,432 shares of the issuer’s common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, (i) expected production, revenue and expenses in 2007, (ii) the nature, timing and results of capital expenditure projects, (iii) expected access to a second barge to deliver crude oil from the South Ellwood field and (iv) our plans with respect to a master limited partnership. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 31, 2006. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2006 and such things as:

•       changes in oil and natural gas prices and general business and economic conditions;

•       problems with accessing oil and natural gas markets due to operational impediments, including problems associated with the transportation of South Ellwood crude oil;

•       unanticipated increases in production or other expenses;

•       inaccuracy in reserve estimates and expected production rates;

•       risks related to our level of indebtedness, including a potential lack of available financing;

•       uninsured or underinsured losses in, or operational problems affecting, our oil and natural gas operations, including losses and problems relating to environmental issues;

•       the potential unavailability of drilling rigs and other field equipment and services;

•       the existence of unanticipated liabilities or problems relating to acquired businesses or properties;

•       factors affecting the nature and timing of our capital expenditures, including permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms;

•       the impact of and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

•       difficulties in obtaining, or the failure to obtain, permits and other governmental authorizations necessary to conduct and/or expand our operations; and

•       other factors, many of which are beyond our control.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2007
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2006 and June 30, 2007	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and the Three and Six Months Ended June 30, 2007	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2006 and the Three and Six Months Ended June 30, 2007	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and the Six Months Ended June 30, 2007	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		45

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except shares and per share amounts)

	December 31,	June 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,364	$14,583
Accounts receivable, net of allowance for doubtful accounts of $1,250 and $1,500 at December 31, 2006 and June 30, 2007, respectively	48,042	54,690
Inventories	3,211	2,637
Prepaid expenses and other current assets	7,226	4,178
Income tax receivable	8,098	3,276
Deferred income taxes	879	4,042
Commodity derivatives	10,348	7,133
Total current assets	86,168	90,539
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $4,850 and $6,848 for unproved properties were excluded from amortization at December 31, 2006 and June 30, 2007, respectively)	881,570	1,154,440
Drilling equipment	13,731	14,482
Other property and equipment	12,380	15,668
Total property, plant and equipment	907,681	1,184,590
Accumulated depletion, depreciation, amortization and impairment	(133,428)	(177,554)
Net property, plant and equipment	774,253	1,007,036
OTHER ASSETS:
Commodity derivatives	8,591	4,451
Deferred loan costs	17,318	11,464
Other	6,863	7,926
Total other assets	32,772	23,841
TOTAL ASSETS	$893,193	$1,121,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,900	$68,671
Undistributed revenue payable	15,596	13,823
Interest payable	5,295	4,389
Current maturities of long-term debt	3,557	2,885
Commodity derivatives	8,574	13,768
Total current liabilities	86,922	103,536
LONG-TERM DEBT	529,616	745,514
DEFERRED INCOME TAXES	40,424	27,866
COMMODITY DERIVATIVES	6,931	23,145
ASSET RETIREMENT OBLIGATIONS	38,984	42,921
Total liabilities	702,877	942,982
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 42,783,300 and 43,020,332 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively)	428	430
Additional paid-in capital	181,444	185,304
Retained earnings (accumulated deficit)	10,910	(2,578)
Accumulated other comprehensive loss	(2,466)	(4,722)
Total stockholders’ equity	190,316	178,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,193	$1,121,416

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUES:
Oil and natural gas sales	$76,103	$90,507	$127,374	$164,146
Commodity derivative losses, net	(12,196)	(8,431)	(27,766)	(27,145)
Other	1,666	752	3,380	1,565
Total revenues	65,573	82,828	102,988	138,566
EXPENSES:
Oil and natural gas production	23,196	25,946	35,518	51,033
Transportation expense	805	1,407	1,610	3,284
Depletion, depreciation and amortization	16,803	23,556	23,497	44,155
Accretion of abandonment liability	641	844	1,111	1,617
General and administrative, net of amounts capitalized	7,715	7,238	12,121	17,033
Amortization of deferred loan costs	1,133	985	1,471	2,230
Interest, net	14,856	16,012	18,629	29,339
Loss on extinguishment of debt	—	12,063	—	12,063
Total expenses	65,149	88,051	93,957	160,754
Income (loss) before income taxes	424	(5,223)	9,031	(22,188)
Income tax provision (benefit)	100	(2,100)	3,600	(8,700)
Net income (loss)	$324	$(3,123)	$5,431	$(13,488)
Earnings per common share:
Basic	$0.01	$(0.07)	$0.17	$(0.32)
Diluted	$0.01	$(0.07)	$0.16	$(0.32)
Weighted average common shares outstanding:
Basic	32,693	42,812	32,693	42,801
Diluted	34,170	42,812	34,022	42,801

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net income (loss)	$324	$(3,123)	$5,431	$(13,488)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	786	354	1,808	484
Changes in fair value of effective portion of outstanding hedging positions	(4,113)	—	(2,815)	(2,740)
Other comprehensive income (loss)	(3,327)	354	(1,007)	(2,256)
Comprehensive income (loss)	$(3,003)	$(2,769)	$4,424	$(15,744)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,431	$(13,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	23,497	44,155
Accretion of abandonment liability	1,111	1,617
Deferred income taxes (benefit)	658	(8,800)
Share-based compensation	1,309	2,600
Amortization of deferred loan costs	1,471	2,230
Loss on extinguishment of debt	—	12,063
Amortization of bond discounts and other non-cash interest	226	779
Unrealized commodity derivative losses and amortization of premiums and other comprehensive loss	17,771	27,168
Changes in operating assets and liabilities:
Accounts receivable	3,407	(6,648)
Inventories	(424)	574
Prepaid expenses and other current assets	1,097	2,888
Income tax receivable	241	(680)
Other assets	(736)	(1,063)
Accounts payable and accrued liabilities	10,304	7,564
Undistributed revenue payable	(2,914)	(1,773)
Net premiums paid on derivative contracts	(5,982)	(2,079)
Net cash provided by operating activities	56,467	67,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(83,474)	(149,024)
Acquisitions of oil and natural gas properties	—	(116,430)
Expenditures for drilling equipment	(1,746)	(129)
Expenditures for other property and equipment	(1,554)	(3,081)
Proceeds from sale of oil and natural gas properties	3,031	—
Acquisition of TexCal Energy, net of cash acquired	(447,519)	—
Net cash used in investing activities	(531,262)	(268,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	504,529	705,421
Principal payments on long-term debt	(15,033)	(492,303)
Payments for deferred loan costs	(14,180)	(4,790)
Premium to retire debt	—	(3,489)
Proceeds from derivative premium financing	3,903	1,676
Proceeds from exercise of stock options	—	208
Excess income tax benefits from share-based compensation	—	1,053
Dividend paid to shareholder	(426)	—
Net cash provided by financing activities	478,793	207,776
Net (decrease) increase in cash and cash equivalents	3,998	6,219
Cash and cash equivalents, beginning of period	9,389	8,364
Cash and cash equivalents, end of period	$13,387	$14,583
Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$8,239	$29,961
Cash paid (received) for income taxes	$2,702	$780
Supplemental Disclosure of Noncash Activities—
Decrease (increase) in accrued capital expenditures	$(355)	$(3,210)
Distribution of land and building	$13,399	$—
Distribution of building note payable	$9,857	$—

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                 ORGANIZATION AND NATURE OF OPERATIONS

Description of Operations—Venoco, Inc. (the “Company”), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus offshore and onshore California and the Gulf Coast of Texas.

Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. Venoco’s Annual Report on Form 10-K for the year ended December 31, 2006 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share. Basic earnings per common share of stock is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding used to calculate basic net income (loss) per share excludes the effect of non-vested restricted shares subject to future vesting. As those restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per common share (although all restricted shares are issued and outstanding upon grant). Diluted earnings per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The Company’s dilutive securities include non-qualified stock option awards.

The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Dilutive	3,826,161	—	3,556,161	—
Anti-dilutive	427,500	4,765,913	620,262	4,748,156

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income (loss)	$324	$(3,123)	$5,431	$(13,488)
Adjustments to net income for dilution	—	—	—	—
Net income (loss) adjusted for the effect of dilution	$324	$(3,123)	$5,431	$(13,488)
Basic weighted average common shares outstanding	32,693	42,812	32,693	42,801
Add: dilutive effect of stock options	1,477	—	1,329	—
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	34,170	42,812	34,022	42,801
Basic earnings per common share	$0.01	$(0.07)	$0.17	$(0.32)
Diluted earnings per common share	$0.01	$(0.07)	$0.16	$(0.32)

Reclassifications—The condensed consolidated statements of operations were modified to combine commodity derivative gains and losses into one caption. The components of the caption are disclosed in the footnotes to the financial statements. This reclassification had no impact on total revenues. The condensed consolidated statement of cash flows was modified to segregate acquisitions of oil and natural gas properties from capital expenditures for oil and natural gas properties. This reclassification had no impact on cash flows from operating, investing or financing activities.

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

The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $3.8 million reduction in prepaid income taxes for unrecognized tax benefits which was offset by a corresponding reduction to deferred income tax liabilities. There was no cumulative adjustment made to the opening balance of retained earnings at January 1, 2007. The Company had a liability for unrecognized tax benefits of $3.8 million at January 1, 2007 and $4.5 million as of June 30, 2007. The Company’s uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company’s effective tax rate in future periods.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as part of income tax expense. The Company has not incurred any significant interest and penalties related to income tax filings.

The Company is subject to taxation at the federal and various state levels. The Company’s tax years 2002 and forward are subject to examination by state tax authorities. The Company’s federal income tax returns for the 2003 and 2004 tax years are currently under examination by the Internal Revenue Service

(“IRS”) and tax years 2005 and 2006 remain open to examination. The Company has received notices from the IRS relating to 2003 and 2004 in which the IRS has indicated that it is seeking adjustments in an aggregate amount that would exceed the amounts accrued as of June 30, 2007. The Company is continuing to evaluate proposed adjustments from existing examinations and their effects in the measurement of its uncertain tax positions. The Company does not believe that, when ultimately determined, the adjustments, if any, will materially exceed the accrued amount. The Company anticipates that approximately $1.3 million of uncertain tax positions will be recognized within the next twelve month period.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

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

The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2006 and 2007 gives effect to the TexCal Acquisition (for the three months ended

March 31, 2006 only) and the West Montalvo and Manvel acquisitions as if they had been completed as of January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transactions had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on currently available information (in thousands except per share amounts) (unaudited).

	Six Months Ended June 30,
	2006	2007
	Pro Forma	Pro Forma
Total revenues	$148,224	$147,911
Net income (loss)	$16,215	$(11,431)
Basic earnings per common share	$0.50	$(0.27)
Diluted earnings per common share	$0.48	$(0.27)

3.                 LONG-TERM DEBT

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Revolving credit agreement due March 2009	$30,579	$95,000
Second lien term loan due March 2011	348,882	—
New second lien term loan due September 2011	—	500,000
8.75% senior notes due December 2011	149,317	149,385
Financed derivative premiums due 2008	4,395	4,014
Total long-term debt	533,173	748,399
Less: current portion of long-term debt	3,557	2,885
Long-term debt, net of current portion	$529,616	$745,514

Senior notes.   On December 20, 2004, the Company issued $150.0 million in 8.75% senior notes (the “senior notes”) due December 2011. Interest on the senior notes is due each June 15 and December 15. The senior notes are senior obligations and contain covenants that, among other things, limit the Company’s ability to make investments, incur additional debt, issue preferred stock, create liens or sell assets. The senior notes were issued as unsecured obligations, but became secured equally and ratably with the Company’s second lien term loan facility on March 30, 2006. Upon the replacement of the Company’s second lien term loan facility with a new second lien term loan facility in May 2007 (see “—Second lien term loan facility”), the senior notes became secured equally and ratably with the new facility.

Revolving credit facility.   The Company has a $300.0 million revolving credit facility with a syndicate of banks (“revolving credit facility”) with a maturity date of March 30, 2009. At June 30, 2007, the revolving credit facility had a borrowing base of $125.0 million, was secured by a first priority lien on substantially all of the Company’s oil and natural gas properties and other assets, including the stock of all of the Company’s subsidiaries, and was unconditionally guaranteed by each of the Company’s subsidiaries other than Ellwood Pipeline, Inc. The collateral also secured the Company’s obligations to hedging counterparties that were also lenders, or affiliates of lenders, under the revolving credit agreement. Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company’s ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of EBITDA (as defined in the agreement) to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. As of June 30, 2007, the Company had available borrowing capacity of $29.3 million (net of $0.7 million in outstanding letters of credit) under the revolving credit facility. A portion of the net proceeds from a public offering of common stock completed in July 2007 (See Note 6—Capital Stock and Stockholders’ Equity) were used to repay the outstanding balance under the revolving credit facility of $95.0 million at June 30, 2007. After repayment of the outstanding balance, the Company had available borrowing capacity of $124.3 million (net of $0.7 million in outstanding letters of credit).

Second lien term loan facility.   The Company entered into a $350.0 million senior secured second lien term loan facility in connection with the TexCal Acquisition. Principal on amounts borrowed under the facility was payable on March 30, 2011. Optional prepayments were subject to a prepayment premium. In May 2007, the Company prepaid and replaced this facility with a new $500.0 million second lien term loan facility. In connection with the settlement of the prior facility, the Company paid a prepayment premium of $3.5 million and wrote off related deferred loan costs of $8.6 million. Those amounts are reflected as loss on extinguishment of debt in the condensed consolidated statement of operations.

Of the total amount borrowed under the new facility, $350.5 million was used to repay all amounts outstanding under the prior facility plus accrued interest, $3.5 million was used to pay a prepayment premium on those amounts and $4.6 million was used to pay transaction costs associated with the new facility. The remaining borrowings were used to reduce amounts outstanding under the revolving credit facility.

Loans made under the new facility are designated, at the Company’s option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and a market base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%.

The new term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company’s ability to incur additional indebtedness. The new facility is secured by second priority liens on substantially all of the Company’s oil and natural gas properties and other assets, including the stock of all of its subsidiaries, and is unconditionally guaranteed by each of the Company’s subsidiaries other than Ellwood Pipeline, Inc. Principal on the new facility is payable on May 8, 2014. However, if the senior notes are not refinanced in full prior to September 20, 2011, principal on the new facility will be payable on that date.

The Company may from time to time make optional prepayments of amounts borrowed under the new facility if no amounts are outstanding under the revolving credit facility. Optional prepayments made prior to May 8, 2008 are subject to a prepayment premium of 2%. The premium will be reduced to 1% for prepayments made between May 9, 2008 and May 8, 2009, after which no premium will be payable with respect to any optional prepayment. Amounts prepaid under the new facility may not be reborrowed.

The Company was in compliance with all debt covenants at June 30, 2007, except that the percentage of the Company’s 2008 and 2009 projected production from proved developed properties that was hedged at June 30, 2007 exceeded limitations in the Company’s credit facilities by 1% and 2%, respectively. Subsequent to June 30, 2007 the Company settled certain hedge positions for these years (see Note 4) and is currently in compliance with the hedging limitations in its credit facilities.

Financed Derivative Premiums.   The Company entered into derivative contracts in 2006 and 2007 for options that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts.

Mortgage.   On December 9, 2004, 6267 Carpinteria Avenue, LLC (“6267 Carpinteria”), which was then a wholly-owned subsidiary of the Company, purchased an office building in Carpinteria, California for $14.2 million. The purchase was financed in part by a secured 5.79% $10 million promissory note due January 1, 2015. On March 22, 2006, the Company paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria to its sole stockholder, a trust controlled by the Company’s CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

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

The components of commodity derivative losses in the condensed consolidated income statements are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Realized commodity derivative gains (losses)	$(5,422)	$(151)	$(9,696)	$23
Amortization of commodity derivative premiums and other comprehensive loss	(1,305)	(2,419)	(3,093)	(4,317)
Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	(5,110)	(5,861)	(13,839)	(22,964)
Ineffective portion of derivatives qualifying for hedge accounting	(359)	—	(1,138)	113
Total unrealized commodity derivative gains (losses)	(5,469)	(5,861)	(14,977)	(22,851)
Total realized and unrealized commodity derivative gains (losses)	$(12,196)	$(8,431)	$(27,766)	$(27,145)

The estimated fair values of derivatives included in the condensed consolidated balance sheets at December 31, 2006 and June 30, 2007 are summarized below. The net fair value of the Company’s derivatives decreased by $28.7 million from a net asset of $3.4 million at December 31, 2006 to a net liability of $25.3 million at June 30, 2007 due to higher prices for crude oil and natural gas (in thousands):

	December 31, 2006	June 30, 2007
Derivative assets:
Oil derivative contracts	$1,658	$164
Gas derivative contracts	17,281	11,420
Derivative liabilities:
Oil derivative contracts	(8,905)	(32,004)
Gas derivative contracts	(6,600)	(4,909)
Net derivative asset (liability)	$3,434	$(25,329)

Because a large portion of the Company’s commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company will recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that qualify as cash flow hedges. The net mark-to-market loss on outstanding derivatives on the date the Company discontinued hedge accounting included in accumulated other comprehensive loss of $8.3 million ($5.1 million after tax) will be amortized into future earnings as the original hedged transactions occur. This change in reporting will have no impact on the Company’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices.

As of June 30, 2007, an unrealized derivative fair value loss of $7.7 million ($4.7 million after tax), related to derivative contracts previously designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The Company will amortize net unrealized derivative losses of $4.5 million ($2.8 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

Crude Oil Agreements.   As of June 30, 2007, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) and West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company’s properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at June 30, 2007 for production:
July 1—December 31, 2007	9,880	$51.98	8,915	$73.08
January 1—December 31, 2008	8,250	$58.85	8,250	$73.63
January 1—December 31, 2009	7,330	$58.18	7,330	$74.78
January 1—December 31, 2010	6,150	$61.10	6,150	$72.88

Natural Gas Agreements.   As of June 30, 2007, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at June 30, 2007 for production:
July 1—December 31, 2007	34,375	$6.74	28,685	$10.81
January 1—December 31, 2008	20,650	$7.59	19,097	$11.27
January 1—December 31, 2009	14,625	$7.65	14,625	$11.57
January 1—December 31, 2010	11,900	$7.22	11,900	$10.57

In August 2007, the Company reduced its derivative position with respect to crude oil by 150 barrels per day in 2008 and by 700 barrels per day in the first six months of 2009. The Company will receive approximately $0.2 million from the counterparty related to the settlement of these derivative contracts.

The Company entered into an interest rate swap transaction during 2006 to lock in its interest cost on $200.0 million of borrowings under its second lien term loan facility through May 2008. The Company pays a fixed interest rate of 5.4225% and receives a floating interest rate based on the three-month LIBO rate. Settlements are made quarterly. In June 2007, the Company entered into an additional interest rate swap relating to borrowings under the second lien term loan. The swap fixes the interest rate on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. The Company pays a fixed interest rate of 5.32% and receives a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010 (including the 4.0% margin payable on borrowed amounts). The Company has not designated either interest rate swap as a hedge. The fair value liability of the interest rate swaps of $0.5 million at December 31, 2006 and $0.7 million at June 30, 2007 has been recorded in accrued liabilities.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended June 30, 2006 and 2007 (in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007
Asset retirement obligations at beginning of period	$22,757	$42,049
Revisions of estimated liabilities	2,594	1,201
Liabilities incurred	9,517	3,919
Liabilities settled	(5)	(52)
Accretion expense	1,111	1,617
Asset retirement obligations at end of period	35,974	48,734
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,556)	(5,813)
Long-term asset retirement obligations	$34,418	$42,921

6.      CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

All of the Company’s outstanding common stock was controlled by the Company’s CEO from December 2004 until August 2006, when the Company’s then sole stockholder, a trust affiliated with the CEO, donated shares of stock to two charitable institutions. The Company issued and sold 10,090,800 shares of its common stock in the fourth quarter of 2006 in an initial public offering and received net proceeds of $160.4 million. The Company has 57.3 million shares of common stock issued or reserved for issuance at June 30, 2007, including 7.5 million shares issued or reserved for issuance under the Company’s stock incentive plans. At June 30, 2007, the Company has 43,020,332 common shares issued and outstanding, of which 212,882 shares are restricted stock granted under the Company’s 2005 stock incentive plan. At June 30, 2007, the Company had approximately 2.5 million shares available to be issued pursuant to awards under its stock incentive plans.

In July 2007, the Company completed an additional public offering of common stock in which it issued and sold 6,565,000 shares of stock and received net proceeds of $116.1 million. The majority of the net proceeds from the offering were used to repay the outstanding balance under the revolving credit facility.

On March 22, 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria to its then sole stockholder, a trust controlled by the Company’s CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. At the date of the dividend, 6267 Carpinteria had net assets of $4.7 million, including $0.4 million in cash and land and building with a net book value of $13.4 million, and a note payable of $9.9 million. The Company makes lease payments to 6267 Carpinteria under a lease for the office building entered into prior to the dividend. The lease provides for minimum lease payments of approximately $1.1 million per year through 2019.

Venoco operates a property located in Carpinteria, California as a transit point for several of the Company’s offshore oil and gas producing properties in the Santa Barbara Channel (the “Bluffs Property”). During the third quarter of 2006, the Company declared and paid a dividend on its common stock of 51 acres of real property at the Bluffs Property and entered into certain agreements with its then-sole stockholder and an affiliate of the stockholder, including a ground lease and a development agreement relating to the property. Under the ground lease, which has a 20-year term, the Company will lease the property for use in its oil and gas operations for rent of $1 per year. The stockholder’s affiliate has the right to require the Company to consolidate its operations at a future date from an approximate 14 acre footprint to 2 acres (the “consolidation”). If consolidation is requested, the Company estimates that it will incur approximately $10 million in capital cost to acquire and install new equipment to effect the consolidation. After the consolidation is completed, the Company has the ability to enter into a new ground lease for $1 per year for up to 99 years (effectively the remaining productive life of the related offshore oil and gas producing properties). Independent third party appraisals were obtained which valued the unencumbered value of the land in excess of the Company’s historical cost of $10.3 million. In addition, the fair value of the property was appraised at $5.0 million after taking into account the encumbrance for the ground lease and the time value of money for the consolidation. Therefore, the Company recorded a dividend of $5.0 million for the appraised value of the interest conveyed and a retained leasehold interest of $5.3 million which will be amortized over the expected life of the ground lease of 20 years.

7.      SHARE-BASED PAYMENTS

The Company has granted options to directors, certain employees and officers of the Company other than its CEO. As of June 30, 2007, there are a total of 4,337,713 options outstanding with a weighted average exercise price of $9.06 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder’s options will vest if the Company terminates the holder’s employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director’s service to the Company ceases.

During the quarter ended March 31, 2007, the Company granted 212,882 shares of restricted stock under the Company’s 2005 stock incentive plan, including 205,882 shares to its CEO. The restricted shares have provisions similar to options granted under the Company’s stock incentive plan except that the restricted shares generally vest over a four year service period, subject to market conditions based on the Company’s total shareholder return in comparison to peer group companies. At the end of the four year service period, the Company may repurchase any unvested restricted shares at $0.00001 per share.

The following summarizes the Company’s stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,740,663	$8.55
Granted	200,000	16.95
Exercised	(487,850)	6.34
Cancelled	(115,100)	12.97
Outstanding, end of period	4,337,713	9.06
Exercisable, end of period	2,295,148	$7.96

The weighted average fair value of options granted during the six months ended June 30, 2007 was $7.58 per option. As of June 30, 2007, there was $9.5 million of total unrecognized compensation cost related to stock options and restricted stock which is expected to be amortized over a weighted-average period of 3.0 years.

8.      LITIGATION

Beverly Hills Litigation

Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claim to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve “representative” plaintiffs were selected to have their cases tried first, while all of the other plaintiffs’ cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs’ alleged injuries. Plaintiffs have appealed the ruling. The Company vigorously defended the actions, and will continue to do so until they are resolved. The Company also has defense and indemnity obligations to certain other defendants in the actions who have asserted claims for indemnity for events occurring after the Company acquired the property in 1995. In addition, certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of defense and indemnity obligations at the present time.

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

Personal Injury Claim

On March 31, 2006, a complaint was filed in District Court in Madison County, Texas against a subsidiary of the Company by the widow of an individual who was fatally injured while working as a gauger/pumper at a well operated by the subsidiary. The case as it relates to the Company and its subsidiary was settled in July 2007 for an amount that was covered by the Company’s insurance. The Company paid an immaterial deductible in connection with the settlement.

Landowner Dispute

On May 28, 1997, Arch W. Helton and Helton Properties, Inc. and later joined by Linda Barnhill (collectively “Helton parties”) filed a lawsuit against Tri-Union Development Corporation (“TDC”), Helton v. Tri-Union, in the 80th Judicial District Court of Harris County, Texas, alleging that TDC owed additional royalties on oil and natural gas produced beginning in February 1987 through the initiation of the lawsuit with respect to 18 acres of property in Alvin, Texas. As to the Helton parties’ largest claim, TDC received a favorable decision from the Texas Railroad Commission, which has been upheld on appeal, including most recently by the 5th Circuit Court of Appeals in May 2007. The Helton parties have indicated that no further appeals are planned. The Company expects to receive the $1.1 million placed into escrow in connection with the action. The Company had not received those funds as of June 30, 2007.

Other

In addition, the Company is subject from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

9.      GUARANTOR FINANCIAL INFORMATION

Company subsidiaries TexCal Energy (LP) LLC and its four subsidiaries, BMC, Ltd., and Whittier Pipeline Corp. (“Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the Company’s obligations under the senior notes. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor (the “Non-Guarantor Subsidiary”). All Guarantors are 100% owned by the Company. Presented below are the Company’s condensed consolidating balance sheets, statements of operations and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$51,050	$25,053	$—	$—	$76,103
Commodity derivative losses	(12,196)	—	—	—	(12,196)
Other	1,426	129	1,203	(1,092)	1,666
Total revenues	40,280	25,182	1,203	(1,092)	65,573
EXPENSES:
Oil and natural gas production	13,558	9,243	395	—	23,196
Transportation expense	1,771	60	—	(1,026)	805
Depletion, depreciation and amortization	11,301	5,481	21	—	16,803
Accretion of abandonment liability	455	181	5	—	641
General and administrative, net of amounts capitalized	7,473	242	66	(66)	7,715
Amortization of deferred loan costs	1,133	—	—	—	1,133
Interest, net	15,439	(20)	(563)	—	14,856
Loss on extinguishment of debt	—	—	—	—	—
Total expenses	51,130	15,187	(76)	(1,092)	65,149
Equity in subsidiary income	6,764	—	—	(6,764)	—
Income before income taxes	(4,086)	9,995	1,279	(6,764)	424
Income tax provision	(4,410)	3,998	512	—	100
Net income	$324	$5,997	$767	$(6,764)	$324

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$57,832	$32,675	$—	$—	$90,507
Commodity derivative losses	(8,431)	—	—	—	(8,431)
Other	617	35	1,232	(1,132)	752
Total revenues	50,018	32,710	1,232	(1,132)	82,828
EXPENSES:
Oil and natural gas production	15,155	10,379	412	—	25,946
Transportation expense	2,558	(89)	—	(1,062)	1,407
Depletion, depreciation and amortization	15,585	7,950	21	—	23,556
Accretion of abandonment liability	594	247	3	—	844
General and administrative, net of amounts capitalized	6,714	524	70	(70)	7,238
Amortization of deferred loan costs	985	—	—	—	985
Interest, net	16,699	(26)	(661)	—	16,012
Loss on extinguishment of debt	12,063	—	—	—	12,063
Total expenses	70,353	18,985	(155)	(1,132)	88,051
Equity in subsidiary income	9,218	—	—	(9,218)	—
Income (loss) before income taxes	(11,117)	13,725	1,387	(9,218)	(5,223)
Income tax provision (benefit)	(7,994)	5,352	542	—	(2,100)
Net income (loss)	$(3,123)	$8,373	$845	$(9,218)	$(3,123)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 (Unaudited)
(in thousands)

			Non-
		Guarantor	Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$100,931	$26,443	$—	$—	$127,374
Commodity derivative losses	(27,766)	—	—	—	(27,766)
Other	2,861	129	2,744	(2,354)	3,380
Total revenues	76,026	26,572	2,744	(2,354)	102,988
EXPENSES:
Oil and natural gas production	25,301	9,324	893	—	35,518
Transportation expense	3,411	60	—	(1,861)	1,610
Depletion, depreciation and amortization	17,902	5,500	95	—	23,497
Accretion of abandonment liability	904	196	11	—	1,111
General and administrative, net of amounts capitalized	12,170	242	202	(493)	12,121
Amortization of deferred loan costs	1,471	—	—	—	1,471
Interest, net	19,653	(20)	(1,004)	—	18,629
Loss on extinguishment of debt	—	—	—	—	—
Total expenses	80,812	15,302	197	(2,354)	93,957
Equity in subsidiary income	8,290	—	—	(8,290)	—
Income (loss) before income taxes	3,504	11,270	2,547	(8,290)	9,031
Income tax provision (benefit)	(1,927)	4,508	1,019	—	3,600
Net income (loss)	$5,431	$6,762	$1,528	$(8,290)	$5,431

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$105,109	$59,037	$—	$—	$164,146
Commodity derivative losses	(27,145)	—	—	—	(27,145)
Other	1,299	37	2,415	(2,186)	1,565
Total revenues	79,263	59,074	2,415	(2,186)	138,566
EXPENSES:
Oil and natural gas production	30,504	19,593	936	—	51,033
Transportation expense	5,328	2	—	(2,046)	3,284
Depletion, depreciation and amortization	29,765	14,355	35	—	44,155
Accretion of abandonment liability	1,161	449	7	—	1,617
General and administrative, net of amounts capitalized	15,462	1,570	141	(140)	17,033
Amortization of deferred loan costs	2,230	—	—	—	2,230
Interest, net	30,674	(45)	(1,290)	—	29,339
Loss on extinguishment of debt	12,063	—	—	—	12,063
Total expenses	127,187	35,924	(171)	(2,186)	160,754
Equity in subsidiary income	15,699	—	—	(15,699)	—
Income (loss) before income taxes	(32,225)	23,150	2,586	(15,699)	(22,188)
Income tax provision (benefit)	(18,737)	9,028	1,009	—	(8,700)
Net income (loss)	$(13,488)	$14,122	$1,577	$(15,699)	$(13,488)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2006
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(12)	$8,358	$18	$—	$8,364
Accounts receivable	24,894	23,026	122	—	48,042
Inventories	3,150	61	—	—	3,211
Prepaid expenses and other current assets	5,753	1,473	—	—	7,226
Income taxes receivable	8,098	—	—	—	8,098
Deferred income taxes	879	—	—	—	879
Commodity derivatives	10,348	—	—	—	10,348
TOTAL CURRENT ASSETS	53,110	32,918	140	—	86,168
PROPERTY, PLANT & EQUIPMENT, NET	363,947	431,198	772	(21,664)	774,253
COMMODITY DERIVATIVES	8,591	—	—	—	8,591
INVESTMENTS IN AFFILIATES	562,104	—	—	(562,104)	—
OTHER	18,413	5,768	—	—	24,181
TOTAL ASSETS	$1,006,165	$469,884	$912	$(583,768)	$893,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,319	$5,581	$—	$—	$53,900
Undistributed revenue payable	7,831	7,765	—	—	15,596
Interest payable	5,300	(5)	—	—	5,295
Current maturities of long-term debt	3,557	—	—	—	3,557
Commodity derivatives	8,574	—	—	—	8,574
TOTAL CURRENT LIABILITIES:	73,581	13,341	—	—	86,922
LONG-TERM DEBT	529,616	—	—	—	529,616
DEFERRED INCOME TAXES	40,424	—	—	—	40,424
COMMODITY DERIVATIVES	6,931	—	—	—	6,931
ASSET RETIREMENT OBLIGATIONS	29,296	9,408	280	—	38,984
INTERCOMPANY PAYABLES (RECEIVABLES)	136,001	(104,837)	(31,164)	—	—
TOTAL LIABILITIES	815,849	(82,088)	(30,884)	—	702,877
TOTAL STOCKHOLDERS’ EQUITY	190,316	551,972	31,796	(583,768)	190,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,165	$469,884	$912	$(583,768)	$893,193

CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2007 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$9,440	$5,143	$—	$—	$14,583
Accounts receivable	33,020	21,548	122	—	54,690
Inventories	2,577	60	—	—	2,637
Prepaid expenses and other current assets	2,976	1,202	—	—	4,178
Income taxes receivable	3,275	1	—	—	3,276
Deferred income taxes	4,042	—	—	—	4,042
Commodity derivatives	7,133	—	—	—	7,133
TOTAL CURRENT ASSETS	62,463	27,954	122	—	90,539
PROPERTY, PLANT & EQUIPMENT, NET	478,349	549,614	737	(21,664)	1,007,036
COMMODITY DERIVATIVES	4,451	—	—	—	4,451
INVESTMENTS IN AFFILIATES	587,841	—	—	(587,841)	—
OTHER	13,662	5,728	—	—	19,390
TOTAL ASSETS	$1,146,766	$583,296	$859	$(609,505)	$1,121,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$63,341	$5,330	$—	$—	$68,671
Undistributed revenue payable	5,917	7,906	—	—	13,823
Interest payable	4,389	—	—	—	4,389
Current maturities of long-term debt	2,885	—	—	—	2,885
Commodity derivatives	13,768	—	—	—	13,768
TOTAL CURRENT LIABILITIES	90,300	13,236	—	—	103,536
LONG-TERM DEBT	745,514	—	—	—	745,514
DEFERRED INCOME TAXES	27,866	—	—	—	27,866
COMMODITY DERIVATIVES	23,145	—	—	—	23,145
ASSET RETIREMENT OBLIGATIONS	30,050	12,584	287	—	42,921
INTERCOMPANY PAYABLES (RECEIVABLES)	51,457	(17,646)	(33,811)	—	—
OTHER LONG-TERM LIABILITIES	—	—	—	—	—
TOTAL LIABILITIES	968,332	8,174	(33,524)	—	942,982
TOTAL STOCKHOLDERS’ EQUITY	178,434	575,122	34,383	(609,505)	178,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,766	$583,296	$859	$(609,505)	$1,121,416

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE, 2006 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$51,334	$7,296	$(2,163)	$—	$56,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(69,434)	(14,040)	—	—	(83,474)
Acquisitions of oil and natural gas properties	—	—	—	—	—
Expenditures for property and equipment and other	(3,259)	(41)	—	—	(3,300)
Proceeds from sale of oil and natural gas properties	—	3,031	—	—	3,031
Investment in Texcal, net of cash received	(456,810)	9,291	—	—	(447,519)
Net cash provided by (used in) investing activities	(529,503)	(1,759)	—	—	(531,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(9,615)	7,721	1,894	—	—
Proceeds from long-term debt	504,529	—	—	—	504,529
Principal payments on long-term debt	(15,000)	—	(33)	—	(15,033)
Deferred loan costs	(14,180)	—	—	—	(14,180)
Premium to retire debt	—	—	—	—	—
Proceeds from derivative premium financing	3,903	—	—	—	3,903
Proceeds from exercise of stock options	—	—	—	—	—
Payments of dividends	(426)	—	—	—	(426)
Net cash provided by (used in) financing activities	469,211	7,721	1,861	—	478,793
Net increase (decrease) in cash and cash equivalents	(8,958)	13,258	(302)	—	3,998
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389
Cash and cash equivalents, end of period	$83	$13,258	$46	$—	$13,387

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)
(in thousands)

		Guarantor	Non- Guarantor
	Venoco, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$35,150	$30,350	$1,607	$—	$67,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(69,064)	(79,960)	—	—	(149,024)
Acquisitions of oil and natural gas properties	(66,776)	(49,654)	—	—	(116,430)
Expenditures for property and equipment and other	(2,945)	(265)	—	—	(3,210)
Proceeds from sale of oil and natural gas properties	—	—	—	—	—
Net cash provided by (used in) investing activities	(138,785)	(129,879)	—	—	(268,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(94,689)	96,314	(1,625)	—	—
Proceeds from long-term debt	705,421	—	—	—	705,421
Principal payments on long-term debt	(492,303)	—	—	—	(492,303)
Deferred loan costs	(4,790)	—	—	—	(4,790)
Premium to retire debt	(3,489)	—	—	—	(3,489)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Proceeds from exercise of stock options	208	—	—	—	208
Excess income tax benefits from share-based compensation	1,053	—	—	—	1,053
Payments of dividends	—	—	—	—	—
Net cash used in financing activities	113,087	96,314	(1,625)	—	207,776
Net increase (decrease) in cash and cash equivalents	9,452	(3,215)	(18)	—	6,219
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364
Cash and cash equivalents, end of period	$9,440	$5,143	$—	$—	$14,583

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Venoco, Inc. and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 19,628 BOE/d in the second quarter of 2007, compared to 17,670 BOE/d in the first quarter of 2007 and 17,114 BOE/d in the second quarter of 2006. We expect further increases in our production through the remainder of 2007. See “—Trends Affecting Our Results of Operations.”

Recent Developments

Public Equity Offering.   In July 2007, we completed a public offering in which we sold 6,565,000 shares of our common stock (including shares sold pursuant to the underwriters’ over-allotment option) and received net proceeds of $116.1 million. We used a portion of the proceeds of the offering to repay all amounts outstanding under our revolving credit facility and will use the remainder to fund our 2007 capital expenditure program.

South Ellwood Sales Agreement.   In June 2007, we entered into an agreement pursuant to which we sell oil production from our South Ellwood field to the operator of a refinery in Long Beach, California. The production is delivered to Long Beach by the barge that services the field. The agreement has a term of one year and provides for a price based on a fixed differential to the NYMEX price for light sweet crude. Pursuant to the agreement, we expect to have access to a second barge to make deliveries of oil production from the field when the barge we currently use is unavailable. Use of the second barge will be subject to receipt of necessary permits and approvals, and we cannot assure you that those permits and approvals will be obtained.

New and Amended Credit Facilities.   In May 2007, we entered into (i) a new second lien term loan agreement to refinance and replace our existing second lien term loan facility and (ii) a fifth amendment to the second amended and restated credit agreement governing our revolving credit facility. See “Liquidity and Capital Resources—Capital Resources and Requirements.”

Asset Acquisitions.   In April and May of 2007, we consummated two acquisitions of properties in Texas and Southern California. As of December 31, 2006, the acquired properties had aggregate proved reserves of approximately 9.7 MMBOE. See “—Acquisitions.”

Capital Expenditures

We have developed an active capital expenditure program to systematically exploit our extensive inventory of drilling prospects and other projects. We expect that our exploration, exploitation and development capital expenditures will be approximately $270.0 million in 2007, of which $150.1 million was spent in the first half of the year. During 2007, we anticipate drilling between 140 and 165 gross wells, up from 70 gross wells drilled in 2006. We currently estimate our inventory of drilling locations to be in excess of 650. The following summarizes certain significant aspects of our capital spending program to date in 2007:

Coastal California—Exploitation and Development

In the Coastal California area, we are focusing on the commencement of development activities in the recently-acquired West Montalvo field and have initiated a workover and recompletion program on existing wells in the field. On platform Grace in the Santa Clara field, facilities construction is nearing completion and we expect to begin drilling operations in the third quarter. In the Sockeye field, we are continuing to implement our waterflood program from platform Gail and are working on the evaluation and design of a possible expansion of the program. We are also continuing to evaluate a possible expansion of our horizontal-well drilling activities to the Monterey formation in the Sockeye field. In the South Ellwood field, the permitting process for a full-field development project, including a lease extension, is continuing. We currently expect to receive the draft environmental impact report for the project during the third quarter of 2007 and are anticipating final project approval in late 2008. However, we cannot assure you that the project approval will be obtained on the schedule we anticipate or at all.

Sacramento Basin—Exploitation and Development

In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We spudded 69 wells in the basin in the first six months of 2007 and are on course to drill more than 120 wells for the year, as planned. In addition, we expect to achieve our target of 100 workovers and/or recompletions performed in the basin during the year. We continue to test and evaluate potential downspacing opportunities as well as new methods of improving productivity and reducing drilling costs. As of June 30, 2007, our acreage position in the basin had grown to approximately 168,000 net acres (195,000 gross).

Texas—Exploitation and Development

In Texas, we have continued our workover and recompletion program in the Hastings complex, focusing primarily on increasing lift capacity through electrical submersible pump conversions and improving water handling/injection capability. In addition, we spudded three infill replacement wells in the Hastings complex in the first half of 2007. Two additional replacement wells are planned with potential for an additional 15 to 20 wells depending on the success of the initial program. Also, we initiated a workover and recompletion program in the recently-acquired Manvel field that is similar to the ongoing program in the Hastings complex.

Higher Impact Exploration Activities

We expect to drill approximately nine higher impact exploration wells in 2007, including six in the Sacramento Basin, two in Coastal California and one in Texas. We drilled one well in this category in the first half of the year, a successful well in the Sacramento Basin. Five higher impact exploration wells are expected to spud in the third quarter, including two in Coastal California and three in the Sacramento Basin.

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

Acquisitions

TexCal Transaction.   We acquired TexCal Energy on March 31, 2006 for $456.8 million in cash. The acquisition is consistent with our strategy of acquiring large, mature fields with established reserves and significant exploitation and development potential, and provided us with substantial additions to our multi-year drilling inventory.

West Montalvo and Manvel Acquisitions.   We acquired the West Montalvo field in Ventura County, California in May 2007 for approximately $61.3 million. The field includes an offshore portion that is reachable from onshore locations. We acquired the Manvel field in Brazoria County, Texas, and certain related fields, in April 2007 for $46.1 million. We believe that the Manvel field provides us with exploitation and development opportunities that are similar to those in the Hastings complex, which is nearby and geologically similar. We believe that both the West Montalvo and Manvel fields may be suitable for CO2 flooding.

Other.   We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties in and around our existing core areas of operations.

Trends Affecting our Results of Operations

Expected 2007 Production.   We expect that execution of our capital expenditure program in 2007 and the acquisitions we completed in the second quarter will result in a significant increase in our average net production for 2007 relative to 2006. We intend to focus our efforts on the execution of development and workover/recompletion programs in the Sacramento Basin, Texas and the fields we acquired in the second quarter, and maintenance of production from the majority of our other properties at rates consistent with year-end 2006 levels. We are pursuing a multi-year drilling program in the Sacramento Basin and plan to drill more than 120 wells there in 2007. In the Hastings complex, we are continuing our active workover and recompletion program and expect to do so throughout 2007. In addition, we initiated a five-well replacement well pilot program in the Hastings complex in the second quarter and expect to be in a position to assess the results of the program in the third quarter. If the pilot program is successful, we plan to drill up to 15 additional replacement wells in the second half of 2007. We have also implemented development and workover programs on our recently acquired assets. These programs are expected to show production gains by the end of the year. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with the availability and cost of rigs and third party services, oil and natural gas prices, the potential for mechanical problems or other events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, the accuracy of our assumptions regarding the sustainability of historical growth rates and the performance of existing wells, weather and other factors, including those referenced in “Risk Factors.”

Production Expenses.   Production expenses decreased to $14.53 per BOE in the second quarter of 2007 from $15.78 per BOE in the first quarter 2007, due primarily to a reduction in remedial work conducted in the Hastings complex and lower production in the first quarter from the South Ellwood field that resulted from a temporary disruption in barge deliveries and additional maintenance work that was performed during the shut-in period. We expect that the amount of remedial work conducted in the Hastings complex during the second half of 2007 will be substantially less than in the first half. Also, we continue to add production from our lower operating cost gas wells in the Sacramento Basin. These factors are expected to result in our 2007 production expenses continuing to trend downward on a per BOE basis. Our expectations with respect to future per-unit expenses are based in part on the projected increases in our production described in the preceding paragraph and are subject to numerous risks and uncertainties, including those described and referenced therein.

General and Administrative Expenses.   General and administrative expenses decreased to $4.05 per BOE in the second quarter of 2007 from $6.16 per BOE in the first quarter of 2007, due primarily to the increase in production quarter over quarter and an increase in the proportion of  general and administrative expenses capitalized in connection with our 2007 development, exploitation, exploration and acquisition activities. In order to manage and maximize our growth, we have been increasing our professional staff and related infrastructure, which has resulted in increased general and administrative costs. Many of our employees are involved directly in our development, exploitation, exploration and acquisition activities and, therefore, a portion of the overhead related to these employees is capitalized. While we expect our overall general and administrative costs to be higher in 2007 than 2006, on a per BOE basis, we expect that those expenses will decline in 2007 relative to 2006. As with production expenses, our expectations in this regard are based in part on our projected increases in production, which are subject to numerous risks and uncertainties. In addition, we have not to date fully quantified the expenses we expect to incur with respect to Sarbanes-Oxley Act compliance, and those expenses may be significant.

Unrealized Commodity Derivative Gains and Losses.   Rising oil and natural gas prices created substantial unrealized commodity derivative losses in the first half of 2007, while fluctuating oil prices and lower natural gas prices led to unrealized commodity derivative gains in 2006. These unrealized gains and losses resulted from mark-to-market valuations for non-highly effective or ineffective portions of our derivative positions and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We may incur significant gains or losses of this type for the remainder of 2007 and in subsequent years. As described in Note 4 to the condensed consolidated financial statements included in this report, we discontinued hedge accounting as of April 1, 2007. This may increase volatility in gains and losses of this type in subsequent periods.

Internal Control Over Financial Reporting

In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, historically we operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our outside auditors, in the performance of their 2005 and 2006 audits, concluded that material weaknesses in our internal controls existed in 2005 and 2006. We have taken a variety of actions to address these issues, including the adoption of more extensive accounting controls and financial review procedures and the hiring of additional accounting staff. A substantial part of our efforts in this regard in 2006 focused on the design of a more comprehensive system of internal controls. We are focusing on the implementation and testing of this system in 2007.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and six months ended June 30, 2006 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Production Volume:
Oil (MBbls)	907	1,006	1,606	1,889
Natural gas (MMcf)	3,902	4,681	5,764	8,925
MBOE	1,557	1,786	2,567	3,377
Daily Average Production Volume:
Oil (Bbls/d)	9,967	11,055	9,982	10,436
Natural gas (Mcf/d)	42,880	51,440	42,031	49,309
BOE/d	17,114	19,628	16,987	18,654
Oil Price per Bbl Produced (in dollars):
Realized price before hedging gain (loss)	$61.50	$56.37	$57.31	$53.04
Realized hedging gain (loss)	(9.38)	(0.10)	(8.83)	0.11
Net realized	$52.12	$56.27	$48.48	$53.15
Natural Gas Price per Mcf (in dollars):
Realized price before hedging gain (loss)	$5.76	$6.96	$6.36	$7.04
Realized hedging gain (loss)	0.46	(0.01)	0.24	(0.02)
Net realized	$6.22	$6.95	$6.60	$7.02
Average Sale Price per BOE	$43.12	$48.42	$44.15	$47.09
Expense per BOE:
Production expenses(1)	$14.90	$14.53	$13.84	$15.11
Transportation expenses	0.52	0.79	0.63	0.97
Depreciation, depletion and amortization	10.79	13.19	9.15	13.08
General and administrative expense(2)	4.96	4.05	4.72	5.04
Interest expense, net	9.54	8.97	7.26	8.69

(1)          Production expenses are comprised of oil and natural gas production expenses and production taxes.

(2)          Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2006 to Quarter Ended June 30, 2007

Oil and Natural Gas Revenues.   Oil and natural gas revenues increased $14.4 million (19%) to $90.5 million for the quarter ended June 30, 2007 from $76.1 million for the same period in 2006. The increase was primarily due to a 15% increase in production and a 12% increase in our average realized sale price per BOE.

Oil revenues increased by $4.3 million (8%) in the second quarter of 2007 to $57.9 million, compared to $53.6 million in the second quarter of 2006. Oil production rose 11%, with production of 1,006 MBbl in the second quarter of 2007 compared to 907 MBbl in the second quarter of 2006. The increase was attributable to our successful workover program in the Hastings complex and production from the West Montalvo and Manvel fields. Our average realized price for oil decreased $5.13 (8%), to $56.37 per Bbl for the period.

Natural gas revenues increased $10.1 million in the second quarter of 2007 (45%) to $32.6 million compared to $22.5 million in the second quarter of 2006. Natural gas production increased 20%, with production of 4,681 MMcf compared to 3,902 MMcf in the second quarter of 2006. The majority of the increase was due to our drilling program in the Sacramento Basin. Our average realized price for natural gas increased $1.20 (21%) to $6.96 per Mcf for the period.

Commodity Derivatives and Other Revenues.   The following table sets forth the components of commodity derivative losses, net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2006	2007
Realized commodity derivative losses	$(5,422)	$(151)
Unrealized commodity derivative losses	(5,469)	(5,861)
Amortization of derivative premiums and other comprehensive loss	(1,305)	(2,419)
Total	$(12,196)	$(8,431)

Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The decrease in commodity derivative losses in the 2007 period reflects the settlement of contracts at prices closer to the strike price than the contracts settled in 2006. Unrealized commodity derivative gains or losses represent the change in the fair value of our open derivative contracts from period to period. The increase in unrealized commodity derivative losses in the 2007 period reflects an increase in the number of derivative contracts outstanding as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The increase in amortization of derivative premiums and other comprehensive losses in the 2007 period reflects additional premiums paid in connection with the additional contracts outstanding in the 2007 period and amortization of other comprehensive loss in the 2007 period.

Other revenue decreased 55%, from $1.7 million in the second quarter of 2006 to $0.8 million in the second quarter of 2007. The decrease was primarily due to lower transportation income received from purchasers of oil production from the South Ellwood field.

As a result of the foregoing factors, total revenues increased $17.2 million (26%) to $82.8 million in the second quarter of 2007, compared to $65.6 million in the second quarter of 2006.

Production Expenses.   Production expenses increased $2.7 million (12%) to $25.9 million in the second quarter of 2007 from $23.2 million in the second quarter of 2006. The increase was primarily due to costs associated with new wells drilled in the Sacramento Basin in the first and second quarters of 2007 and workovers in the Hastings complex. On a per unit basis, production expenses declined to $14.53 per BOE in the second quarter of 2007 compared to $14.90 per BOE in the same period in 2006. This decrease was attributable to increased production from lower cost wells in the Sacramento Basin and additional production resulting from our workover programs.

Transportation Expenses.   Transportation expenses increased 75%, from $0.8 million in the second quarter of 2006 to $1.4 million in the second quarter of 2007. This was primarily attributable to increased transportation costs for barge deliveries. On a per BOE basis, transportation expenses increased $0.27 per BOE, from $0.52 per BOE in the second quarter of 2006 to $0.79 per BOE in the second quarter of 2007.

Depletion, Depreciation and Amortization (DD&A).   DD&A expense increased $6.8 million (40%) to $23.6 million in the second quarter of 2007 from $16.8 million in the second quarter of 2006. DD&A expense rose $2.40 per BOE, from $10.79 per BOE in the second quarter of 2006 to $13.19 per BOE in the second quarter of 2007. The increase was primarily due to the increase in oil and natural gas property costs during the quarter resulting from our capital expenditure program and properties acquired in the 2007 period.

Accretion of Abandonment Liability.   Accretion expense was $0.8 million in the second quarter of 2007 compared to $0.6 million in the second quarter of 2006. The increase was due to accretion from new liabilities incurred in connection with the Sacramento Basin drilling program and the addition of new properties acquired in the second quarter.

General and Administrative (G&A).   G&A expense decreased $0.5 million to $7.2 million in the second quarter of 2007 from $7.7 million in the second quarter of 2006. Increases in our professional staff and related infrastructure costs were offset by an increase in general and administrative costs that were capitalized for payroll and related overhead for activities that are involved directly in our development, exploitation, exploration and acquisition efforts. Non-cash SFAS 123R share-based compensation expense increased from $0.7 million in the second quarter of 2006 to $1.4 million in the second quarter of 2007.

Interest Expense and Amortization of Deferred Loan Costs.   Interest expense, net of interest income, increased $1.1 million (8%), to $16.0 million in the second quarter of 2007 from $14.9 million in the second quarter of 2006. The changes were primarily due to an increase in average debt outstanding during the 2007 period.

Loss on Extinguishment of Debt.   We incurred a loss on extinguishment of debt of $12.1 million in the second quarter of 2007 when we prepaid the prior second lien term loan facility and replaced it with the new term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment of the prior term loan facility.

Income tax expense.   The net loss in the second quarter of 2007 resulted in an income tax benefit of $2.1 million compared to income tax expense of $0.1 million for the second quarter of 2006.

Net Income (Loss).   The net loss for the second quarter of 2007 was $3.1 million compared to net income of $0.3 million for the same period in 2006. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2007

Oil and Natural Gas Revenues.   Oil and natural gas revenues increased $36.8 million (29%) to $164.2 million for the six months ended June 30, 2007 from $127.4 million for the same period in 2006. The increase was primarily due to a 32% increase in production, which is largely attributable to the TexCal acquisition completed on March 31, 2006 and increased natural gas production from our legacy properties.

Oil revenues increased by $10.6 million (12%) in the first half of 2007 to $101.3 million from $90.7 million in the first half of 2006. Oil production rose 18%, with production of 1,889 MBbl in the first half of 2007 compared to 1,606 MBbl in the first half of 2006. The production increase was attributable to the acquisition of the TexCal properties, partially offset by a 3% decline in production volumes from other Venoco properties. The production decline for the other Venoco properties primarily resulted from a temporary shut-in of production at the South Ellwood field in the first quarter of 2007 due to a disruption in barge deliveries from the field. Our average realized price for oil decreased $4.27 (7%) to $53.04 per Bbl for the period.

Natural gas revenues increased $26.2 million (71%) in the first half of 2007 to $62.8 million compared to $36.6 million in the first half of 2006. Natural gas production increased 55%, with production of 8,925

MMcf compared to 5,764 MMcf in the first half of 2006. The increase was due primarily to production attributable to the TexCal acquisition and increased production resulting from drilling and recompletion activities at our legacy properties in the Sacramento Basin. Our average realized price for natural gas increased $0.68 (11%) to $7.04 per Mcf for the period.

Commodity Derivatives and Other Revenues.   The following table sets forth the components of commodity derivative losses, net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2006	2007
Realized commodity derivative gains (losses)	$(9,696)	$23
Unrealized commodity derivative losses	(14,977)	(22,851)
Amortization of derivative premiums and other comprehensive loss	(3,093)	(4,317)
Total	$(27,766)	$(27,145)

Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gain in the 2007 period reflects the settlement of contracts at prices below the strike price, whereas the realized commodity derivative losses in the 2006 period reflects the settlement of contracts at prices above the strike price. Unrealized commodity derivative gains or losses represent the change in the fair value of our open derivative contracts from period to period. The increase in unrealized commodity derivative losses in the 2007 period reflects an increase in the number of derivative contracts outstanding as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The increase in amortization of derivative premiums and other comprehensive losses in the 2007 period reflects additional premiums paid in connection with the additional contracts outstanding in the 2007 period and amortization of other comprehensive losses beginning in the second quarter of 2007.

Other revenue decreased 54%, from $3.4 million in the first half of 2006 to $1.6 million in the first half of 2007. The decrease was primarily due to lower transportation income received from purchasers of oil production from the South Ellwood field.

As a result of the foregoing factors, total revenues increased $35.6 million (35%) to $138.6 million in the first half of 2007, compared to $103.0 million in the first half of 2006.

Production Expenses.   Production expenses increased $15.5 million (44%) to $51.0 million in the first half of 2007 from $35.5 million in the first half of 2006. The increase was primarily due to production expenses attributable to the TexCal acquisition and a 20% increase in production expenses related to other Venoco properties. The increase in production expenses for other Venoco properties relates to an increase in the number of producing wells, normal variances of timing of production expenses, including expenses relating to periodic maintenance projects which continued into the first half of 2007, and increased costs of third party services. On a per unit basis, production expenses rose to $15.11 per BOE in the first half of 2007 compared to $13.84 per BOE in the same period in 2006. A significant part of this increase was attributable to remedial work projects performed in the Hastings complex that began in mid-2006. In addition, production expenses for other Venoco properties increased 9% on a per unit basis in the first half of 2007 primarily as a result of lower production from the South Ellwood field due to a temporary disruption in barge deliveries in the first quarter and additional maintenance work that was performed during the shut-in period.

Transportation Expenses.   Transportation expenses increased 104%, from $1.6 million in the first half of 2006 to $3.3 million in the first half of 2007. This was primarily attributable to increased transportation costs for barge deliveries. On a per BOE basis, transportation expenses increased $0.34 per BOE, from $0.63 per BOE in the first half of 2006 to $0.97 per BOE in the first half of 2007.

Depletion, Depreciation and Amortization (DD&A).   DD&A expense increased $20.7 million (88%) to $44.2 million in the first half of 2007 from $23.5 million in the first half of 2006. DD&A expense per BOE rose $3.93, from $9.15 per BOE in the first half of 2006 to $13.08 per BOE in the first half of 2007. The increase was primarily due to a higher depletion expense resulting from the increase in the oil and natural gas properties obtained in the March 2006 TexCal acquisition, the properties acquired in April and May of 2007 and the increase in oil and natural gas property costs during the period resulting from our capital expenditure program.

Accretion of Abandonment Liability.   Accretion expense was $1.6 million in the first half of 2007 compared to $1.1 million in the first half of 2006. The increase was due to accretion from the acquired TexCal properties and from new wells drilled and completed in the second half of 2006 and the first half of 2007.

General and Administrative (G&A).   G&A expense increased $4.9 million (41%) to $17.0 million in the first half of 2007 from $12.1 million in the first half of 2006. The increase resulted primarily from increases in our professional staff and related infrastructure resulting from the March 31, 2006 acquisition of TexCal and other growth. Other significant increases in general and administrative expenses in the first half of 2007 relate to a non-recurring charge of $0.7 million attributable to a settlement of an employment contract and an increase in non-cash SFAS 123R share-based compensation expense from $1.3 million in the first half of 2006 to $2.6 million in the first half of 2007.

Interest Expense and Amortization of Deferred Loan Costs.   Interest expense, net of interest income, increased $10.7 million (57%) to $29.3 million in the first half of 2007 from $18.6 million in the first half of 2006. The change was primarily due to an increase in average debt outstanding during the 2007 period.

Loss on Extinguishment of Debt.   We incurred a loss on extinguishment of debt of $12.1 million in the second quarter of 2007 when we prepaid the prior second lien term loan facility and replaced it with the new term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment of the prior term loan facility.

Income tax expense.   The net loss in the first half of 2007 resulted in an income tax benefit of $8.7 million compared to income tax expense of $3.6 million for the first half of 2006.

Net Income.   The net loss for the first half of 2007 was $13.5 million compared to net income of $5.4 million for the same period in 2006. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Cash provided by operating activities	$56,467	$67,107
Cash used in investing activities	(531,262)	(268,664)
Cash provided by financing activities	478,793	207,776

Net cash provided by operating activities was $67.1 million in the first half of 2007 compared with $56.5 million in the first half of 2006. Cash flows from operating activities in the first half of 2007 were favorably impacted by production attributable to the March 2006 TexCal acquisition.

Net cash used in investing activities was $268.7 million in the first half of 2007 compared with $531.3 million in the first half of 2006. The primary investing activities in the first half of 2007 include $149.0 million in expenditures for oil and gas properties and $116.4 million paid to acquire the West Montalvo and Manvel fields and other minor property acquisitions. The primary investing activities in the first half of 2006 include $445.5 million paid in cash to acquire TexCal (net of TexCal cash) and $83.5 million in expenditures for oil and gas properties.

Net cash provided by financing activities was $207.8 million in the first half of 2007 compared to $478.8 million in the first half of 2006. The primary financing activities in the first half of 2007 were $151.1 million in net borrowings under the second lien term loan facility to fund capital expenditures and working capital needs, in addition to $64.4 million in net borrowings under the revolving credit facility. Proceeds from long-term debt in the first half of 2006 included $350.0 million borrowed under the term loan facility and $139.5 million in net borrowings under the revolving credit facility.

Capital Resources and Requirements

We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures in 2007 will be approximately $270.0 million, of which we spent $150.1 million in the first half of the year (excluding the effects of changes in accrued capital expenditures). In addition, we completed two acquisitions in the second quarter of 2007 for an aggregate purchase price of approximately $107.4 million and will continue to pursue acquisitions on an opportunistic basis. We intend to finance our remaining 2007 capital expenditures primarily with cash flow from operations and cash on hand, supplemented with additional borrowings under our revolving credit facility. As of August 10, 2007, there was no amount drawn under the revolving credit facility, which had a borrowing base of $125.0 million as of that date.

Equity Offerings.   We received $116.1 million in net proceeds from a public offering of common stock completed in July 2007, and used the majority of those proceeds to repay all amounts then outstanding under our revolving credit facility. In addition, we expect to form a master limited partnership, or MLP, and offer common units representing limited partnership interests to the public. We expect to capitalize the MLP through the contribution of our interests in certain onshore fields in Southern California and a portion of our interests in the South Ellwood field and in the Hastings complex. We anticipate receiving a portion of the proceeds of the offering of MLP interests as a distribution to us, but the amount of the distribution, if any, has not been determined. Our plans with respect to the MLP may change, and we cannot assure you that we will form the MLP or that any MLP offering will be completed.

Second Lien Term Loan.   On May 7, 2007, we entered into a new second lien term loan agreement to refinance and replace our prior second lien term loan facility. We entered into the new term loan agreement to facilitate the financing of our second quarter acquisitions of the West Montalvo and Manvel fields and to amend certain covenants included in the agreement governing the prior second lien term loan facility. We borrowed $500.0 million pursuant to the new term loan agreement on May 8, 2007. Of the total amount borrowed, $350.5 million was used to repay all amounts outstanding under the prior second lien term loan facility plus accrued interest, $3.5 million was used to pay a prepayment premium on those amounts and $4.6 million was used to pay transaction costs associated with the new facility. The remaining borrowings were used to reduce amounts then outstanding under our revolving credit facility.

The new term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict our ability to incur additional indebtedness. The covenants and other terms of the agreement contain exceptions that are intended to permit us to form an MLP and certain related entities, to contribute assets to the MLP, to sell securities of the MLP and to cause the MLP to incur indebtedness and issue securities, subject in each case to the satisfaction of certain requirements. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis thereafter. We cannot, however, enter into derivative contracts covering more than 80% of such oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The new term loan facility is secured by a second priority lien on substantially all of our assets.

Loans made under the new term loan agreement are designated, at our option, as either “Base Rate Loans” or “LIBO Rate Loans.” Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent’s announced base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%. We have entered into interest rate swaps pursuant to which amounts borrowed under the new term loan agreement will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. See “—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Derivative Transactions.”

Amended Revolving Credit Facility.   Also on May 7, 2007, we entered into a fifth amendment to the second amended and restated credit agreement governing our revolving credit facility. The principal effects of the amendment were (i) to permit us to enter into the new term loan agreement, (ii) to reduce the borrowing base under the revolving credit facility to $125.0 million and (iii) to change the rate at which amounts outstanding under the revolving credit agreement accrue interest. Pursuant to the amendment, Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal’s announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

Principal on the revolving credit facility is payable on March 30, 2009. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict our ability to incur indebtedness and financial covenants that require us to maintain specified ratios of EBITDA (as defined in the agreement) to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. The ratios required to be met in order to remain in compliance with our financial covenants change at specified times over the duration of the loans. On March 31, 2007, the required ratio of EBITDA to interest expense changed from 2.5:1 to 3:1 and the maximum permitted ratio of debt to EBITDA changed from 4.5:1 to 4:1. These covenant levels will remain in effect until September 30, 2007, at which time new EBITDA to interest expense and debt to EBITDA ratios come into effect that will require higher levels of financial performance and/or reduced indebtedness. The agreement governing the revolving credit facility will require us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

Senior Notes.   We issued $150.0 million of our senior notes in December 2004. The notes bear interest at 8.75% per year and will mature on December 15, 2011. We may redeem the notes after December 15, 2008, initially at a redemption price equal to 104.375% of the principal amount. In addition, before December 15, 2008, we may redeem all or part of the notes at a specified “make-whole” price, and before December 15, 2007, we may redeem up to 35% of the notes with the net proceeds of certain public or private equity offerings at a redemption price of 108.75% of the principal amount of the notes. Upon the occurrence of a change of control of our company, each holder of notes may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of those notes, plus any accrued and unpaid interest. The indenture governing the notes also contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets. The notes are guaranteed by all of our subsidiaries other than Ellwood Pipeline, Inc. and are secured with the new second lien term loan on an equal and ratable basis.

Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to the mandatory prepayment provisions in our credit facilities described above, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the facilities that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of the facilities in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We had hedging contracts in place for approximately 88% of our oil production and approximately 64% of our natural gas production for the six months ended June 30, 2007.

This section also provides information about derivative financial instruments we use to manage interest rate risk. See “—Interest Rate Derivative Transactions.”

Cumulative Effect of Derivative Transactions

Oil.   As of June 30, 2007, we had entered into option (including collar) agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at June 30, 2007 for production:
July 1—December 31, 2007	9,880	$51.98	8,915	$73.08
January 1—December 31, 2008	8,250	$58.85	8,250	$73.63
January 1—December 31, 2009	7,330	$58.18	7,330	$74.78
January 1—December 31, 2010	6,150	$61.10	6,150	$72.88

Natural Gas.   As of June 30, 2007, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at June 30, 2007 for production:
July 1—December 31, 2007	34,375	$6.74	28,685	$10.81
January 1—December 31, 2008	20,650	$7.59	19,097	$11.27
January 1—December 31, 2009	14,625	$7.65	14,625	$11.57
January 1—December 31, 2010	11,900	$7.22	11,900	$10.57

Portfolio of Derivative Transactions

Our portfolio of commodity derivative transactions as of June 30, 2007 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1—Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1—Dec 31, 07
Collar	NYMEX	1,600	$53.00/$75.00	Jan 1—Jun 30, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1—Dec 31, 07
Put	NYMEX	2,000	$58.00 Floor	Jan 1—Dec 31, 07
Call	NYMEX	566	$77.15 Cap	Jan 1—Jun 30, 07
Collar	NYMEX	2,000	$57.00/$73.55	Apr 1—Dec 31, 07
Call	NYMEX	1,035	$81.00 Cap	Jul 1—Dec 31, 07
Collar	NYMEX	850	$60.00/$80.00	Jul 1—Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1—Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1—Dec 31, 08
Collar	NYMEX	800	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1—Dec 31, 09
Collar	NYMEX	750	$60.00/$82.75	Jan 1—Dec 31, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1—Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1—Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1—Dec 31, 10
Collar	NYMEX	650	$60.00/$81.75	Jan 1—Dec 31, 10

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	PG&E Citygate	6,000	$6.00/$8.40	Jan 1—Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1—Dec 31, 07
Put	NYMEX	10,000	$7.985 Floor	Jan 1—Dec 31, 07
Call	NYMEX	4,564	$12.15 Cap	Jan 1—Jun 30, 07
Call	NYMEX	4,310	$11.95 Cap	Jul 1—Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.58)	Jan 1—Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.46)	Jan 1—Dec 31, 07
Collar	NYMEX	11,500	$7.50/$10.35	Apr 1—Dec 31, 07
Collar	NYMEX	1,875	$7.50/$14.10	Jul 1—Dec 31, 07
Put	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call	NYMEX	4,513	$12.15 Cap	Jan 1—Jun 30, 08
Call	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Collar	NYMEX	5,700	$7.75/$10.05	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1—Dec 31, 08
Collar	NYMEX	1,450	$8.00/$12.95	Jan 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1—Dec 31, 09
Collar	NYMEX	4,000	$7.30/$9.85	Jan 1—Dec 31, 09
Collar	NYMEX	1,125	$8.00/$12.00	Jan 1—Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1—Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$7.00/$9.10	Jan 1—Dec 31, 10
Collar	NYMEX	900	$7.50/$12.20	Jan 1—Dec 31, 10

Because a large portion of our commodity derivatives do not qualify for hedge accounting and to increase clarity in our financial statements, effective April 1, 2007 we elected to discontinue hedge accounting. Consequently, from that date forward, we will recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of derivatives are recorded in commodity derivative income (loss) on the income statement.

Interest Rate Derivative Transactions

We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of August 10, 2007, there was approximately $500.0 million outstanding under those facilities. We have entered into two interest rate swap transactions to limit our exposure to changes in interest rates with respect to our second lien term loan facility. In May 2006, we entered into a swap to lock in our interest cost on $200.0 million of borrowings through May 2008. In June 2007, we entered into a second swap to lock in our interest cost on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed under the revolving credit facility. A 1.0% increase in interest rates on unhedged variable rate borrowings of $95.0 million at June 30, 2007 would result in additional annualized interest expense of $1.0 million.

See note 3 to our condensed consolidated financial statements for a discussion of our long-term debt as of June 30, 2007.

Changes in Fair Value

The fair value of outstanding oil and natural gas commodity derivative instruments at June 30, 2007 was a net liability of $25.3 million. We would expect a $5.00 per Bbl increase in the price of oil and a $1.00 per MMBtu increase in the price of natural gas to increase the net liability at June 30, 2007 by $58.1 million.

The fair value of our swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the agreement, and approximate the cash gain or loss that would have been realized if the contracts had been closed out at period end. All hedge positions offset physical positions exposed to the cash market. None of these offsetting physical positions are included in the above table. Price risk sensitivities were calculated by assuming across-the-board increases in price of $5.00 per Bbl for oil and $1.00 per MMBtu for natural gas regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of actual changes in prompt month prices equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to lower volatility in out-month prices. In the event of actual changes in all months equal to the assumptions, the fair value of our derivative portfolio would typically change by less than the amount shown in the table due to the fact that many of the changes would be within the range of our derivative collars where the movement in fair value would typically be less than the changes in commodity prices.

With respect to oil, we had, as of June 30, 2007, NYMEX put options with a weighted average strike price of $58.00 per Bbl on 2,000 Bbl/d for 2007 oil production. With respect to natural gas, we had, as of June 30, 2007, put options with a weighted average strike price of $7.985 per MMBtu on 10,000 MMBtu/d for 2007 natural gas production. These put options cost an average of $4.23 per Bbl and $1.00 per MMBtu (a total of $6.7 million), which payment is deferred until the put options settle. The fair value of the put options is not included in the fair value of derivatives in the table above.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on the evaluation, they believe that:

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

Internal Control Over Financial Reporting

Other than in connection with the steps we are taking to enhance our internal control over financial reporting as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview—Internal Control Over Financial Reporting,” there has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

In March 2006, a complaint was filed in District Court in Madison County, Texas against one of our subsidiaries by the widow of an individual who was fatally injured while working as a gauger/pumper at a well operated by the subsidiary. The case as it relates to us and our subsidiary was settled in July 2007 for an amount that was covered by our insurance.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional stock. We, our directors and certain of our employees entered into agreements with the underwriters of the public offering of our common stock completed in July 2007 pursuant to which we and each of those persons agreed not to sell or otherwise dispose of shares of our common stock for a “lock-up” period of 90 days following the offering, subject to an extension of up to 34 days in certain circumstances. Two of our stockholders, the Marquez Trust and the Marquez Foundation, entered into similar lock-up agreements in connection with the offering. Subject to compliance with the Securities Act of 1933 and other applicable laws, each of the persons subject to the lock-up agreements will be able to sell shares of our common stock when the lock-up period expires. Similarly, we will not be prohibited from issuing shares of common stock following the expiration of the lock-up period. The substantial number of shares potentially eligible for sale following the expiration of the lock-up by us, our directors, our officers and/or our significant stockholders, could cause the market price of our stock to decline.

Our plans with respect to the proposed MLP are subject to a wide variety of risks and uncertainties.

We expect to form an MLP and to offer common units representing limited partnership interests in the MLP to the public. Our plans with respect to the MLP may change and are subject to market conditions and numerous other risks beyond our control. It is possible that the MLP will not be formed, will not complete an offering of securities, will not raise the expected amount of capital even if an offering of securities is completed and/or will not be able to complete its proposed activities on the currently contemplated schedule. In addition, the structure, nature, purpose and proposed assets and liabilities of the MLP may change materially from those currently anticipated. The MLP, and our retained investment in it, will be subject to a wide variety of risks, including those risks normally associated with operations in the oil and natural gas industry.

This report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.                        Defaults Upon Senior Securities.

Not Applicable

Item 4.                        Submission of Matters to a Vote of Security Holders.

The 2007 annual meeting of our stockholders was held on May 23, 2007 in Denver, Colorado. The following table summarizes the proposals submitted to a vote of the stockholders and the results of the voting:

	For	Against	Abstain or Withhold
Election of directors
Timothy Marquez	41,590,312	—	781,242
Mark Snell	41,819,183	—	552,371
Approval of amendment of the 2005 Stock Incentive Plan	31,424,756	9,596,292	11,139
Approval of performance-based compensation criteria, including the 2007 Senior Executive Bonus Plan	40,932,376	86,252	13,559
Ratification of Deloitte & Touche LLP as independent registered public accounting firm for 2007	42,363,736	3,468	4,350

The terms of office of directors J.C. McFarland, Joel Reed and J. Timothy Brittan continued after the meeting. Of the 43,005,182 shares of common stock issued and outstanding as of the record date for the meeting, 42,371,554 shares were present by proxy at the meeting.

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

August 13, 2007	VENOCO, INC.
	By:	/s/ Timothy M. Marquez
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
	By:	/s/ Timothy A. Ficker
Name: Timothy A. Ficker
Title: Chief Financial Officer