Form 10-Q
period 2007-09-30
Venoco, Inc.
filed 2007-11-19
CIK 1313024

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

YES ☐ NO ☒

        As of October 31, 2007, there were 50,351,435 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, (i) expected production and expenses in 2007 and 2008, (ii) the nature, timing and results of capital expenditure projects and amounts of future capital expenditures and (iii) our plans with respect to a master limited partnership. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2006. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2006 and such things as:

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

  •
  factors affecting the nature, timing and amounts of our capital expenditures, including permitting issues, weather and limits on the number of activities that can be conducted at any one time on our offshore platforms;

  •
  the impact of and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

  •
  difficulties in obtaining, or the failure to obtain, permits and other governmental authorizations necessary to conduct and/or expand our operations; and

  •
  other factors, many of which are beyond our control.

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2007

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2006	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,364	$818
Accounts receivable, net of allowance for doubtful accounts of $1,250 and $800 at December 31, 2006 and September 30, 2007, respectively	48,042	61,917
Inventories	3,211	3,099
Prepaid expenses and other current assets	7,226	6,293
Income tax receivable	8,098	5,814
Deferred income taxes	879	4,220
Commodity derivatives	10,348	8,182

Total current assets	86,168	90,343
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $4,850 and $7,877 for unproved properties were excluded from amortization at December 31, 2006 and September 30, 2007, respectively)	881,570	1,248,798
Drilling equipment	13,731	14,457
Other property and equipment	12,380	16,427

Total property, plant and equipment	907,681	1,279,682
Accumulated depletion, depreciation, amortization and impairment	(133,428)	(202,899)

Net property, plant and equipment	774,253	1,076,783
OTHER ASSETS:
Commodity derivatives	8,591	4,599
Deferred loan costs	17,318	10,565
Other	6,863	7,914

Total other assets	32,772	23,078

TOTAL ASSETS	$893,193	$1,190,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,406	$71,158
Undistributed revenue payable	15,596	17,685
Interest payable	5,295	6,860
Current maturities of long-term debt	3,557	2,121
Commodity and interest derivatives	8,907	26,829

Total current liabilities	86,761	124,653
LONG-TERM DEBT	529,616	660,210
DEFERRED INCOME TAXES	40,424	28,437
COMMODITY AND INTEREST DERIVATIVES	7,092	30,672
ASSET RETIREMENT OBLIGATIONS	38,984	44,478

Total liabilities	702,877	888,450
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 42,783,300 and 50,261,435 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively)	428	503
Additional paid-in capital	181,444	307,092
Retained earnings (accumulated deficit)	10,910	(2,097)
Accumulated other comprehensive loss	(2,466)	(3,744)

Total stockholders' equity	190,316	301,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,193	$1,190,204

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
REVENUES:
Oil and natural gas sales	$75,895	$97,274	$203,269	$261,420
Commodity derivative gains (losses), net	21,415	(11,289)	(6,351)	(38,434)
Other	1,329	1,014	4,709	2,579

Total revenues	98,639	86,999	201,627	225,565
EXPENSES:
Oil and natural gas production	27,049	28,386	62,567	79,419
Transportation expense	629	1,141	2,239	4,425
Depletion, depreciation and amortization	18,350	25,379	41,847	69,534
Accretion of asset retirement obligations	657	895	1,768	2,512
General and administrative, net of amounts capitalized	7,445	7,625	19,566	24,658

Total expenses	54,130	63,426	127,987	180,548

Income from operations	44,509	23,573	73,640	45,017
FINANCING COSTS AND OTHER:
Interest expense, net	15,290	15,493	34,121	44,595
Amortization of deferred loan costs	1,099	981	2,570	3,211
Interest rate derivative losses, net	1,381	8,318	1,179	8,555
Loss on extinguishment of debt	—	—	—	12,063

Total financing costs and other	17,770	24,792	37,870	68,424

Income (loss) before income taxes	26,739	(1,219)	35,770	(23,407)
Income tax provision (benefit)	10,500	(1,700)	14,100	(10,400)

Net income (loss)	$16,239	$481	$21,670	$(13,007)

Earnings per common share:
Basic	$0.50	$0.01	$0.66	$(0.29)
Diluted	$0.47	$0.01	$0.63	$(0.29)
Weighted average common shares outstanding:
Basic	32,693	49,735	32,693	45,138
Diluted	34,663	51,104	34,268	45,138

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$16,239	$481	$21,670	$(13,007)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	888	978	2,696	1,462
Changes in fair value of effective portion of outstanding hedging positions	10,008	—	7,193	(2,740)

Other comprehensive income (loss)	10,896	978	9,889	(1,278)

Comprehensive income (loss)	$27,135	$1,459	$31,559	$(14,285)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,670	$(13,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	41,847	69,534
Accretion of asset retirement obligations	1,768	2,512
Deferred income taxes (benefit)	14,300	(12,411)
Share-based compensation	1,845	3,880
Amortization of deferred loan costs	2,570	3,211
Loss on extinguishment of debt	—	12,063
Amortization of bond discounts and other non-cash interest	424	593
Unrealized interest rate swap derivative losses	1,045	8,497
Unrealized commodity derivative (gains) losses and amortization of premiums and other comprehensive loss	(7,875)	38,987
Changes in operating assets and liabilities:
Accounts receivable	1,749	(13,875)
Inventories	(596)	112
Prepaid expenses and other current assets	(712)	739
Income tax receivable	(2,902)	170
Other assets	(2,076)	(1,051)
Accounts payable and accrued liabilities	23,813	15,925
Undistributed revenue payable	2,252	2,089
Net premiums paid on derivative contracts	(5,982)	(1,907)

Net cash provided by operating activities	93,140	116,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(135,061)	(240,405)
Acquisitions of oil and natural gas properties	—	(120,424)
Expenditures for drilling equipment	(2,254)	(842)
Expenditures for other property and equipment	(2,460)	(4,033)
Proceeds from sale of oil and natural gas properties	3,031	—
Acquisition of TexCal Energy, net of cash acquired	(447,519)	—

Net cash used in investing activities	(584,263)	(365,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	524,529	725,421
Principal payments on long-term debt	(15,033)	(598,516)
Payments for deferred loan costs	(14,180)	(4,838)
Premium to retire debt	—	(3,489)
Proceeds from derivative premium financing	3,903	1,676
Proceeds from issuance of common stock	—	116,595
Stock issuance costs	—	(561)
Proceeds from exercise of stock options	—	3,695
Excess income tax benefits from share-based compensation	—	2,114
Dividend paid to shareholder	(426)	—

Net cash provided by financing activities	498,793	242,097

Net (decrease) increase in cash and cash equivalents	7,670	(7,546)
Cash and cash equivalents, beginning of period	9,389	8,364

Cash and cash equivalents, end of period	$17,059	$818

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$20,185	$43,174
Cash paid for income taxes	$2,702	$1,841
Supplemental Disclosure of Noncash Activities—
Decrease in accrued capital expenditures	$2,105	$785
Distribution of land and building	$18,399	$—
Distribution of building note payable	$9,857	$—

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

        Description of Operations—Venoco, Inc. (the "Company"), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore California and the Gulf Coast of Texas.

        Condensed Consolidated Financial Statements—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. Venoco's Annual Report on Form 10-K for the year ended December 31, 2006 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share. Basic earnings per common share of stock is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding used to calculate basic net income (loss) per share excludes the effect of non-vested restricted shares subject to future vesting. As those restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per common share (although all restricted shares are issued and outstanding upon grant). Diluted earnings per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The Company's dilutive securities include non-qualified stock option awards and non-vested restricted shares with only service conditions.

        The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Dilutive	4,053,661	4,106,582	3,826,161	—
Anti-dilutive	200,000	211,875	376,291	4,603,349

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$16,239	$481	$21,670	$(13,007)
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$16,239	$481	$21,670	$(13,007)

Basic weighted average common shares outstanding	32,693	49,735	32,693	45,138
Add: dilutive effect of stock options and non-vested restricted shares	1,970	1,369	1,575	—

Diluted weighted average common shares outstanding	34,663	51,104	34,268	45,138

Basic earnings per common share	$0.50	$0.01	$0.66	$(0.29)
Diluted earnings per common share	$0.47	$0.01	$0.63	$(0.29)

        Reclassifications—The Company made certain reclassifications to prior period condensed consolidated balance sheets, statements of operations and statements of cash flows to be consistent with the current presentation. The condensed consolidated balance sheet was modified to reclassify interest rate derivative liabilities from accounts payable and accrued liabilities to commodity and interest derivative liabilities and the condensed consolidated statements of operations were modified to combine commodity derivative gains and losses into one caption. These reclassifications were not material to the Company's financial position or cash flows from operating, investing or financing activities and had no impact on total revenues or income (loss) before taxes.

Recently Adopted Accounting Pronouncement

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48 ("FIN 48"), Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.

        The Company adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $3.8 million reduction in prepaid income taxes for unrecognized tax benefits which was offset by a corresponding reduction to deferred income tax liabilities. There was no cumulative adjustment made to the opening balance of retained earnings at January 1, 2007. The Company had a liability for unrecognized tax benefits of $3.8 million at January 1, 2007 and $2.4 million as of September 30, 2007. The Company's uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company's effective tax rate in future periods.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions as part of income tax expense. The Company has not incurred any significant interest and penalties related to income tax filings.

        The Company is subject to taxation at the federal and various state levels. The Company's tax years 2003 and forward are subject to examination by state tax authorities. The Company's federal income tax returns for the 2003 and 2004 tax years are currently under examination by the Internal Revenue Service ("IRS") and tax years 2005 and 2006 remain open to examination. The Company has received notices from the IRS relating to 2003 and 2004 in which the IRS has indicated that it is seeking adjustments in an aggregate amount that would exceed the amounts accrued as of September 30, 2007. The Company does not believe that, when ultimately determined, the adjustments, if any, will materially exceed the accrued amount. The Company anticipates that approximately $1.3 million of uncertain tax positions will be recognized within the next twelve month period.

New Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its financial position or results of operations.

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

        The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2006 and 2007 gives effect to the TexCal Acquisition (for the three months ended March 31, 2006 only) and the West Montalvo and Manvel acquisitions as if they had been completed as of January 1, 2006. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transactions had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on currently available information (in thousands except per share amounts) (unaudited).

	Nine Months Ended September 30,
	2006	2007
	Pro Forma	Pro Forma
Total revenues	$255,315	$234,910
Net income (loss)	$34,101	$(10,950)
Basic earnings per common share	$1.04	$(0.24)
Diluted earnings per common share	$1.00	$(0.24)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2006	September 30, 2007
Revolving credit agreement due March 2009	$30,579	$10,000
Second lien term loan due March 2011	348,882	—
New second lien term loan due September 2011	—	500,000
8.75% senior notes due December 2011	149,317	149,419
Financed derivative premiums due through 2010	4,395	2,912

Total long-term debt	533,173	662,331
Less: current portion of long-term debt	3,557	2,121

Long-term debt, net of current portion	$529,616	$660,210

        Senior notes.    On December 20, 2004, the Company issued $150.0 million in 8.75% senior notes (the "senior notes") due December 2011. Interest on the senior notes is due each June 15 and December 15. The senior notes are senior obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets. The senior notes were issued as unsecured obligations, but became secured equally and ratably with the Company's second lien term loan facility on March 30, 2006. Upon the replacement of the Company's second lien term loan facility with a new second lien term loan facility in May 2007 (see "—Second lien term loan facility"), the senior notes became secured equally and ratably with the new facility.

        Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility") with a maturity date of March 30, 2009. At September 30, 2007, the revolving credit facility had a borrowing base of $125.0 million, was secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and was unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secured the Company's obligations to hedging counterparties that were also lenders, or affiliates of lenders, under the revolving credit agreement. Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of EBITDA (as defined in the agreement) to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 (as defined in the agreement) to total debt. As of September 30, 2007, the Company had available borrowing capacity of $114.3 million (net of $0.7 million in outstanding letters of credit) under the revolving credit facility.

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

        Loans made under the new facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and a market base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%.

        The new term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness. The new facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the stock of all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. Principal on the new facility is payable on May 8, 2014. However, if the senior notes are not refinanced in full prior to September 20, 2011, principal on the new facility will be payable on that date.

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

        The Company was in compliance with all debt covenants at September 30, 2007.

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

        Mortgage.    On December 9, 2004, 6267 Carpinteria Avenue, LLC ("6267 Carpinteria"), which was then a wholly-owned subsidiary of the Company, purchased an office building in Carpinteria, California for $14.2 million. The purchase was financed in part by a secured 5.79% $10 million promissory note due January 1, 2015. On March 22, 2006, the Company paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria to its sole stockholder, a trust controlled by the Company's CEO. The obligation for the 5.79% mortgage on the office building owned by 6267 Carpinteria was transferred to the sole stockholder in connection with the dividend.

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

        The components of commodity derivative losses in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Realized commodity derivative gains (losses)	$(6,975)	$530	$(15,124)	$554
Amortization of commodity derivative premiums and other comprehensive loss	—	(3,243)	(4,640)	(7,560)
Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	27,438	(8,576)	13,599	(31,541)
Ineffective portion of derivatives qualifying for hedge accounting	952	—	(186)	113

Total unrealized commodity derivative gains (losses)	28,390	(8,576)	13,413	(31,428)

Commodity derivative gains (losses), net	$21,415	$(11,289)	$(6,351)	$(38,434)

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that qualify as cash flow hedges. The net mark-to-market loss on outstanding derivatives on the date the Company discontinued hedge accounting included in accumulated other comprehensive loss of $8.3 million ($5.1 million after tax) will be amortized into future earnings as the original hedged transactions occur. This change in reporting will have no impact on the Company's reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices.

        As of September 30, 2007, an unrealized derivative fair value loss of $6.1 million ($3.7 million after tax), related to derivative contracts previously designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The Company will amortize net unrealized derivative losses of $3.4 million ($2.1 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

        Crude Oil Agreements.    As of September 30, 2007, the Company has entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) and West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at September 30, 2007 for production:
October 1–December 31, 2007	9,880	$51.98	8,915	$73.08
January 1–December 31, 2008	8,100	$58.83	8,100	$73.46
January 1–December 31, 2009	6,983	$58.09	6,983	$74.38
January 1–December 31, 2010	6,150	$61.10	6,150	$72.88

        In November 2007, we entered into a NYMEX oil put for a total of 2,000 Bbls per day of 2008 production at $80.00 per Bbl.

        Natural Gas Agreements.    As of September 30, 2007, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at September 30, 2007 for production:
October 1–December 31, 2007	34,375	$6.74	28,685	$10.81
January 1–December 31, 2008	20,650	$7.59	19,097	$11.27
January 1–December 31, 2009	14,625	$7.65	14,625	$11.57
January 1–December 31, 2010	11,900	$7.22	11,900	$10.57

        The Company entered into an interest rate swap transaction during 2006 to lock in its interest cost on $200.0 million of borrowings under its second lien term loan facility through May 2008. The Company pays a fixed interest rate of 5.4225% and receives a floating interest rate based on the three-month LIBO rate. Settlements are made quarterly. In June 2007, the Company entered into an additional interest rate swap relating to borrowings under the second lien term loan. The swap fixes the interest rate on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. The Company pays a fixed interest rate of 5.32% and receives a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010 (including the 4.0% margin payable on borrowed amounts). The Company has not designated either interest rate swap as a hedge. The fair value liability of the interest rate swaps of $0.5 million at December 31, 2006 and $9.0 million at September 30, 2007 has been recorded in derivative liabilities.

        The components of interest rate derivative losses in the condensed statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Realized interest rate derivative losses	$134	$3	$134	$58
Unrealized interest rate derivative losses	1,247	8,315	1,045	8,497

Interest rate derivative losses, net	$1,381	$8,318	$1,179	$8,555

        The estimated fair values of derivatives included in the condensed consolidated balance sheets at December 31, 2006 and September 30, 2007 are summarized below. The net fair value of the Company's derivatives decreased by $47.7 million from a net asset of $2.9 million at December 31, 2006 to a net liability of $44.7 million at September 30, 2007 due to higher futures prices for crude oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, and lower estimated interest rates, which are used in the calculation of the fair value of interest derivatives (in thousands):

	December 31, 2006	September 30, 2007
Derivative assets:
Oil derivative contracts	$1,658	$217
Gas derivative contracts	17,281	12,564
Derivative liabilities:
Oil derivative contracts	(8,905)	(45,942)
Gas derivative contracts	(6,600)	(2,568)
Interest rate derivative contracts	(494)	(8,991)

Net derivative asset (liability)	$2,940	$(44,720)

5. ASSET RETIREMENT OBLIGATIONS

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

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2006 and 2007 (in thousands):

	Nine Months Ended September 30,
	2006	2007
Asset retirement obligations at beginning of period	$22,757	$42,049
Revisions of estimated liabilities	2,594	2,596
Liabilities incurred	9,896	4,675
Liabilities settled	(6)	(110)
Accretion expense	1,770	2,512

Asset retirement obligations at end of period	37,011	51,722
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,572)	(7,244)

Long-term asset retirement obligations	$35,439	$44,478

6. CAPITAL STOCK AND STOCKHOLDERS' EQUITY

        All of the Company's outstanding common stock was controlled by the Company's CEO from December 2004 until August 2006, when the Company's then sole stockholder, a trust affiliated with the CEO, donated shares of stock to two charitable institutions. The Company issued and sold 10,090,800 shares of its common stock in the fourth quarter of 2006 in an initial public offering and received net proceeds of $160.4 million. In July 2007, the Company completed an additional public offering of common stock in which it issued and sold 6,565,000 shares of stock and received net proceeds of $116.0 million. The majority of the net proceeds from the offering were used to repay the outstanding balance under the Company's revolving credit facility.

        The Company has 57.3 million shares of common stock issued or reserved for issuance at September 30, 2007, including 7.5 million shares issued or reserved for issuance under the Company's stock incentive plans. At September 30, 2007, the Company has 50,261,435 common shares issued and outstanding, of which 371,785 shares are restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2007, the Company had approximately 2.3 million shares available to be issued pursuant to awards under its stock incentive plans.

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

7. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO. As of September 30, 2007, there are a total of 4,325,013 options outstanding with a weighted average exercise price of $9.11 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder's options will vest if the Company terminates the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the Company ceases.

        For the nine months ended September 30, 2007, the Company granted 371,785 shares of restricted stock under the Company's 2005 stock incentive plan, including 205,882 shares awarded to its CEO. The restricted shares generally vest over a four year service period. The vesting of 225,882 of the shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies. At the end of the four year service period, the Company may repurchase any unvested restricted shares at $0.00001 per share.

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,740,663	$8.55
Granted	265,000	16.93
Exercised	(541,350)	6.83
Cancelled	(139,300)	13.75
Outstanding, end of period	4,325,013	9.11
Exercisable, end of period	2,375,268	$8.20

        The weighted average fair value of options granted during the nine months ended September 30, 2007 was $7.54 per option. As of September 30, 2007, there was $10.7 million of total unrecognized compensation cost related to stock options and restricted stock which is expected to be amortized over a weighted-average period of 3.0 years.

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

        One of the Company's insurers currently is paying for the defense of these lawsuits under a reservation of its rights. Three other insurers that provided insurance coverage to the Company (the "Declining Insurers") have taken the position that they are not required to provide coverage for losses arising out of, or to defend against, the lawsuits because of a pollution exclusion contained in their policies. The Beverly Hills Unified School District (the "District"), as an additional insured on those policies, brought a declaratory relief action against two of those insurers in Los Angeles County Superior Court. In November 2005, the court ruled in favor of one of the insurers and in February 2007, an appellate court affirmed the decision of the Superior Court. In July 2006, the same Los Angeles County Superior Court that ruled in favor of one of the insurers denied a motion for summary judgment brought by another of the insurers against the District on the issue of the insurer's duty to defend. In February 2006, the Company filed its own declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. The Company has entered into settlement agreements with two of the three Declining Insurers. In November 2007 the Court granted a motion for summary judgement in favor of the third Declining Insurer. The policy issued by the insurer that currently is providing defense of the lawsuits contains a pollution exclusion similar to that at issue in the actions brought against the Declining Insurers. However, the Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of the Company's policies applies, it will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

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

9. GUARANTOR FINANCIAL INFORMATION

        Company subsidiaries TexCal Energy (LP) LLC and its four subsidiaries, BMC, Ltd., and Whittier Pipeline Corp. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor (the "Non-Guarantor Subsidiary"). During the quarter ended September 30, 2007, two of the TexCal Energy subsidiaries and BMC, Ltd. were merged with and into

Venoco, Inc. The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2007. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$57,193	$18,702	$—	$—	$75,895
Commodity derivative losses	21,415	—	—	—	21,415
Other	1,181	(80)	1,263	(1,035)	1,329

Total revenues	79,789	18,622	1,263	(1,035)	98,639

EXPENSES:
Oil and natural gas production	15,843	10,670	536	—	27,049
Transportation expense	1,477	120	—	(968)	629
Depletion, depreciation and amortization	13,755	4,575	20	—	18,350
Accretion of asset retirement obligations	509	142	6	—	657
General and administrative, net of amounts capitalized	6,899	545	68	(67)	7,445

Total expenses	38,483	16,052	630	(1,035)	54,130

Income from operations	41,306	2,570	633	—	44,509

FINANCING COSTS AND OTHER:
Interest expense, net	16,104	(228)	(586)	—	15,290
Amortization of deferred loan costs	1,099	—	—	—	1,099
Interest rate derivative losses, net	1,381	—	—	—	1,381
Loss on extinguishment of debt	—	—	—	—	—

Total financing costs and other	18,584	(228)	(586)	—	17,770

Equity in subsidiary income	2,410	—	—	(2,410)	—

Income before income taxes	25,132	2,798	1,219	(2,410)	26,739
Income tax provision	8,893	1,120	487	—	10,500

Net income	$16,239	$1,678	$732	$(2,410)	$16,239

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$64,460	$32,814	$—	$—	$97,274
Commodity derivative losses	(11,289)	—	—	—	(11,289)
Other	872	12	1,425	(1,295)	1,014

Total revenues	54,043	32,826	1,425	(1,295)	86,999

EXPENSES:
Oil and natural gas production	18,242	9,844	300	—	28,386
Transportation expense	2,362	4	—	(1,225)	1,141
Depletion, depreciation and amortization	18,881	6,476	22	—	25,379
Accretion of asset retirement obligations	740	145	10	—	895
General and administrative, net of amounts capitalized	7,512	113	70	(70)	7,625

Total expenses	47,737	16,582	402	(1,295)	63,426

Income from operations	6,306	16,244	1,023	—	23,573

FINANCING COSTS AND OTHER:
Interest expense, net	16,153	29	(689)	—	15,493
Amortization of deferred loan costs	981	—	—	—	981
Interest rate derivative losses, net	8,318	—	—	—	8,318
Loss on extinguishment of debt	—	—	—	—	—

Total financing costs and other	25,452	29	(689)	—	24,792

Equity in subsidiary income	9,358	—	—	(9,358)	—

Income (loss) before income taxes	(9,788)	16,215	1,712	(9,358)	(1,219)
Income tax provision (benefit)	(10,269)	7,670	899	—	(1,700)

Net income (loss)	$481	$8,545	$813	$(9,358)	$481

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$168,385	$34,884	$—	$—	$203,269
Commodity derivative losses	(6,351)	—	—	—	(6,351)
Other	4,043	48	4,007	(3,389)	4,709

Total revenues	166,077	34,932	4,007	(3,389)	201,627

EXPENSES:
Oil and natural gas production	41,981	19,157	1,429	—	62,567
Transportation expense	4,888	180	—	(2,829)	2,239
Depletion, depreciation and amortization	34,547	7,185	115	—	41,847
Accretion of asset retirement obligations	1,454	297	17	—	1,768
General and administrative, net of amounts capitalized	19,069	787	270	(560)	19,566

Total expenses	101,939	27,606	1,831	(3,389)	127,987

Income from operations	64,138	7,326	2,176	—	73,640

FINANCING COSTS AND OTHER:
Interest expense, net	35,959	(248)	(1,590)	—	34,121
Amortization of deferred loan costs	2,570	—	—	—	2,570
Interest rate derivative losses, net	1,179	—	—	—	1,179
Loss on extinguishment of debt	—	—	—	—	—

Total financing costs and other	39,708	(248)	(1,590)	—	37,870

Equity in subsidiary income	6,804	—	—	(6,804)	—

Income before income taxes	31,234	7,574	3,766	(6,804)	35,770
Income tax provision	9,564	3,030	1,506	—	14,100

Net income	$21,670	$4,544	$2,260	$(6,804)	$21,670

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$193,925	$67,495	$—	$—	$261,420
Commodity derivative losses	(38,434)	—	—	—	(38,434)
Other	2,171	49	3,840	(3,481)	2,579

Total revenues	157,662	67,544	3,840	(3,481)	225,565

EXPENSES:
Oil and natural gas production	51,783	26,400	1,236	—	79,419
Transportation expense	7,692	4	—	(3,271)	4,425
Depletion, depreciation and amortization	54,822	14,655	57	—	69,534
Accretion of asset retirement obligations	2,097	398	17	—	2,512
General and administrative, net of amounts capitalized	22,974	1,683	211	(210)	24,658

Total expenses	139,368	43,140	1,521	(3,481)	180,548

Income from operations	18,294	24,404	2,319	—	45,017

FINANCING COSTS AND OTHER:
Interest expense, net	46,590	(16)	(1,979)	—	44,595
Amortization of deferred loan costs	3,211	—	—	—	3,211
Interest rate derivative losses, net	8,555	—	—	—	8,555
Loss on extinguishment of debt	12,063	—	—	—	12,063

Total financing costs and other	70,419	(16)	(1,979)	—	68,424

Equity in subsidiary income	15,972	—	—	(15,972)	—

Income (loss) before income taxes	(36,153)	24,420	4,298	(15,972)	(23,407)
Income tax provision (benefit)	(23,146)	10,838	1,908	—	(10,400)

Net income (loss)	$(13,007)	$13,582	$2,390	$(15,972)	$(13,007)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2006
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(12)	$8,358	$18	$—	$8,364
Accounts receivable	26,182	21,738	122	—	48,042
Inventories	3,210	1	—	—	3,211
Prepaid expenses and other current assets	5,777	1,449	—	—	7,226
Income taxes receivable	8,098	—	—	—	8,098
Deferred income taxes	879	—	—	—	879
Commodity derivatives	10,348	—	—	—	10,348

TOTAL CURRENT ASSETS	54,482	31,546	140	—	86,168

PROPERTY, PLANT & EQUIPMENT, NET	556,640	238,505	772	(21,664)	774,253
COMMODITY DERIVATIVES	8,591	—	—	—	8,591
INVESTMENTS IN AFFILIATES	375,332	—	—	(375,332)	—
OTHER	18,413	5,768	—	—	24,181

TOTAL ASSETS	$1,013,458	$275,819	$912	$(396,996)	$893,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$49,526	$3,880	$—	$—	$53,406
Undistributed revenue payable	7,831	7,765	—	—	15,596
Interest payable	5,300	(5)	—	—	5,295
Current maturities of long-term debt	3,557	—	—	—	3,557
Commodity and interest derivatives	8,907	—	—	—	8,907

TOTAL CURRENT LIABILITIES:	75,121	11,640	—	—	86,761

LONG-TERM DEBT	529,616	—	—	—	529,616
DEFERRED INCOME TAXES	40,424	—	—	—	40,424
COMMODITY AND INTEREST DERIVATIVES	7,092	—	—	—	7,092
ASSET RETIREMENT OBLIGATIONS	32,261	6,443	280	—	38,984
INTERCOMPANY PAYABLES (RECEIVABLES)	138,628	(107,464)	(31,164)	—	—
OTHER LONG-TERM LIABILITIES	—	—	—	—	—

TOTAL LIABILITIES	823,142	(89,381)	(30,884)	—	702,877

TOTAL STOCKHOLDERS' EQUITY	190,316	365,200	31,796	(396,996)	190,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,013,458	$275,819	$912	$(396,996)	$893,193

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124	$694	$—	$—	$818
Accounts receivable	42,123	19,737	57	—	61,917
Inventories	3,099	—	—	—	3,099
Prepaid expenses and other current assets	5,080	1,213	—	—	6,293
Income taxes receivable	5,814	—	—	—	5,814
Deferred income taxes	4,220	—	—	—	4,220
Commodity derivatives	8,182	—	—	—	8,182

TOTAL CURRENT ASSETS	68,642	21,644	57	—	90,343

PROPERTY, PLANT & EQUIPMENT, NET	734,819	362,349	1,279	(21,664)	1,076,783
COMMODITY DERIVATIVES	4,599	—	—	—	4,599
INVESTMENTS IN AFFILIATES	404,050	—	—	(404,050)	—
OTHER	12,650	5,829	—	—	18,479

TOTAL ASSETS	$1,224,760	$389,822	$1,336	$(425,714)	$1,190,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,223	$2,935	$—	$—	$71,158
Undistributed revenue payable	10,010	7,675	—	—	17,685
Interest payable	6,860	—	—	—	6,860
Current maturities of long-term debt	2,121	—	—	—	2,121
Commodity and interest derivatives	26,829	—	—	—	26,829

TOTAL CURRENT LIABILITIES:	114,043	10,610	—	—	124,653

LONG-TERM DEBT	660,210	—	—	—	660,210
DEFERRED INCOME TAXES	28,437	—	—	—	28,437
COMMODITY AND INTEREST DERIVATIVES	30,672	—	—	—	30,672
ASSET RETIREMENT OBLIGATIONS	35,411	8,234	833	—	44,478
INTERCOMPANY PAYABLES (RECEIVABLES)	54,233	(18,641)	(35,592)	—	—
OTHER LONG-TERM LIABILITIES	—	—	—	—	—

TOTAL LIABILITIES	923,006	203	(34,759)	—	888,450

TOTAL STOCKHOLDERS' EQUITY	301,754	389,619	36,095	(425,714)	301,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,224,760	$389,822	$1,336	$(425,714)	$1,190,204

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER, 2006 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$116,241	$(20,829)	$(2,272)	$—	$93,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natrual gas properties	(121,543)	(13,518)	—	—	(135,061)
Acqusitions of oil and natural gas properties	—	—	—	—	—
Expenditures for property and equipment and other	(4,679)	(35)	—	—	(4,714)
Proceeds from sale of oil and natural gas properties	3,031	—	—	—	3,031
Acquisition of Texcal Energy, net of cash acquired	(456,810)	9,291	—	—	(447,519)

Net cash used in investing activities	(580,001)	(4,262)	—	—	(584,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(34,964)	32,936	2,028	—	—
Proceeds from long-term debt	524,529	—	—	—	524,529
Principal payments on long-term debt	(15,000)	—	(33)	—	(15,033)
Payments for deferred loan costs	(14,180)	—	—	—	(14,180)
Premium to retire debt	—	—	—	—	—
Proceeds from derivative premium financing	3,903	—	—	—	3,903
Proceeds from issuance of common stock	—	—	—	—	—
Stock issuance costs	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Excess income tax benefits from share-based compensation	—	—	—	—	—
Dividend paid to shareholder	(426)	—	—	—	(426)

Net cash provided by financing activities	463,862	32,936	1,995	—	498,793

Net increase (decrease) in cash and cash equivalents	102	7,845	(277)	—	7,670
Cash and cash equivalents, beginning of period	9,041	—	348	—	9,389

Cash and cash equivalents, end of period	$9,143	$7,845	$71	$—	$17,059

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER, 2007 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$80,301	$32,895	$2,865	$—	$116,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(102,992)	(137,386)	(27)	—	(240,405)
Acqusitions of oil and natural gas properties	(120,424)	—	—	—	(120,424)
Expenditures for property and equipment and other	(4,594)	(281)	—	—	(4,875)
Proceeds from sale of oil and natural gas properties	—	—	—	—	—
Acquisition of Texcal Energy, net of cash acquired	—	—	—	—	—
Net cash used in investing activities	(228,010)	(137,667)	(27)	—	(365,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(94,252)	97,108	(2,856)	—	—
Proceeds from long-term debt	725,421	—	—	—	725,421
Principal payments on long-term debt	(598,516)	—	—	—	(598,516)
Payments for deferred loan costs	(4,838)	—	—	—	(4,838)
Premium to retire debt	(3,489)	—	—	—	(3,489)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Proceeds from issuance of common stock	116,595	—	—	—	116,595
Stock issuance costs	(561)	—	—	—	(561)
Proceeds from exercise of stock options	3,695	—	—	—	3,695
Excess income tax benefits from share-based compensation	2,114	—	—	—	2,114
Dividend paid to shareholder	—	—	—	—	—

Net cash provided by financing activities	147,845	97,108	(2,856)	—	242,097

Net increase (decrease) in cash and cash equivalents	136	(7,664)	(18)	—	(7,546)
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364

Cash and cash equivalents, end of period	$124	$694	$—	$—	$818

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 20,701 BOE/d in the third quarter of 2007, compared to 19,628 BOE/d in the second quarter of 2007 and 16,962 BOE/d in the third quarter of 2006. We expect further increases in our production through the remainder of 2007 and in 2008. See "—Trends Affecting Our Results of Operations."

Capital Expenditures

        We have developed an active capital expenditure program to systematically exploit our extensive inventory of drilling prospects and other projects. We expect that our exploration, exploitation and development capital expenditures, which were $240 million in the first nine months of 2007, will be approximately $320.0 million for the year. We increased our previous estimate of 2007 capital expenditures due primarily to higher than expected capital expenditures associated with increases in fluid processing capacity in the Hastings complex, an increase in the number of wells expected to be drilled in the Sacramento Basin and increased activity in the West Montalvo field. For 2007 as a whole, we anticipate drilling or spudding approximately 150 gross wells, compared to 70 gross wells drilled in 2006. We currently estimate our inventory of drilling locations to be approximately 650. The following summarizes certain significant aspects of our capital spending program to date in 2007:

Coastal California—Exploitation and Development

        In the Coastal California area, we are focusing on development activities in the West Montalvo field, where we have drilled one well and initiated an aggressive workover, recompletion and return to production program on existing wells since acquiring the field in May 2007. On platform Grace in the Santa Clara field, facilities construction is complete and we have completed our first well. We expect to see production from the platform in the fourth quarter. In the Sockeye field, we are continuing to implement our waterflood program from platform Gail and are working on the evaluation and design of a possible expansion of the program. We are also continuing to evaluate a possible expansion of our horizontal-well drilling activities to the Monterey formation in the Sockeye field. In the South Ellwood field, the permitting process for a full-field development project, including a lease extension, is continuing. We expect to receive the draft environmental impact report for the project early in 2008 and to commence work on the project in 2009.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We spudded 101 wells in the basin in the first nine months of 2007 and expect to drill approximately 130 wells for the year. In addition, we expect to achieve our target of 100 well workovers and/or recompletions in the basin during the year. We continue to test and evaluate potential downspacing opportunities, as well as new methods of improving productivity and reducing drilling costs. In particular, we have initiated a hydraulic fracturing program targeting the Forbes and deeper formations, a program that could potentially enhance production and reserves from these fields. We fracture stimulated the initial wells in the basin in November 2007, and plan to fracture a number of additional wells there during 2008. The strategy of using hydraulic refracturing to enhance oil and natural gas production and recovery is a well established and proven process, although it is not currently employed in the Sacramento Basin. As of September 30, 2007, our acreage position in the basin had grown to approximately 187,000 net acres (235,000 gross).

Texas—Exploitation and Development

        In Texas, we have continued our workover and recompletion program in the Hastings complex, focusing primarily on increasing lift capacity through electrical submersible pump conversions and improving fluid handling capacity. Our objective is to reach 500,000 Bbls/d of total fluid handling capacity by year end (up more than 200% from approximately 150,000 Bbls/d at the time of acquisition). In addition, we drilled five infill replacement wells in the Hastings complex in the first nine months of 2007. Although we are still evaluating this program, we are not planning any additional replacement wells at this time. Also, we initiated a workover and recompletion program in the Manvel field, which produces from the same reservoir and exhibits similar operating characteristics to the Hastings complex.

Higher Impact Exploration Activities

        We expect to drill up to seven higher impact exploration wells in 2007, including six in the Sacramento Basin and one in Coastal California. We drilled one higher impact exploration well in the first nine months of the year, a successful well in the Sacramento Basin. We spudded the Coastal California well in September and are currently running logs. We are in the process of drilling a second higher impact exploration well in the Sacramento Basin, and expect to spud up to four additional wells in the basin in the fourth quarter.

        The aggregate levels of capital expenditures for 2007 and 2008, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures, the availability of service contractors and equipment, permitting issues, weather, costs of equipment and third-party services, limits on the number of activities that can be conducted at any one time on our offshore platforms and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from the estimates described above.

Acquisitions

        TexCal Transaction.    We acquired TexCal Energy on March 31, 2006 for $456.8 million in cash. The acquisition is consistent with our strategy of acquiring large, mature fields with established reserves and significant exploitation and development potential, and provided us with substantial additions to our multi-year drilling inventory.

        West Montalvo and Manvel Acquisitions.    We acquired the West Montalvo field in Ventura County, California in May 2007 for approximately $61.3 million. The field includes an offshore portion that is reachable from onshore locations. We acquired the Manvel field in Brazoria County, Texas, and certain related fields, in April 2007 for $46.1 million. We believe that the Manvel field provides us with exploitation and development opportunities that are similar to those in the Hastings complex. We believe that both the West Montalvo and Manvel fields may be suitable for CO2 flooding.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties in and around our existing core areas of operations.

Trends Affecting Our Results of Operations

        Expected Production.    We expect that the execution of our capital expenditure program in the remainder of 2007 and in 2008 will result in significant increases in our average net production. We are pursuing a multi-year drilling program in the Sacramento Basin and are on pace to drill approximately 130 wells there in 2007. In 2008, we plan to drill approximately 110 new wells and perform over 100 workovers in the basin. In the Hastings complex, we are continuing our active workover and recompletion program and expect to do so for the remainder of 2007 and throughout 2008. We have also implemented development and workover programs in the West Montalvo and Manvel fields, and these programs are expected to continue throughout 2008. Finally, we expect production increases in 2008 from platform Grace in the Santa Clara field, where we commenced drilling operations in the third quarter of 2007. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with the availability and cost of rigs and third party services, oil and natural gas prices, the potential for mechanical problems or other events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, the accuracy of our assumptions regarding the sustainability of historical growth rates and the performance of existing wells, weather and other factors, including those referenced in "Risk Factors."

        Production Expenses.    Production expenses averaged $14.90 per BOE in the third quarter of 2007 compared to $14.53 per BOE in the second quarter of 2007. Third quarter 2007 production expenses reflect a full quarter of West Montalvo and Manvel operations, where expenses increased as remedial efforts accelerated in both fields. These efforts, coupled with a production curtailment at West Montalvo for facility vessel inspections and repairs, resulted in an increase in production expenses per BOE. We expect our production expenses to decrease on a BOE basis in 2008 due to reduced remedial activities in the Hastings complex and production volume increases from the Sacramento Basin, platform Grace and the West Montalvo and Manvel fields and the Hastings complex. Our expectations with respect to future per-unit expenses are based in part on the projected increases in our production and are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses were $3.97 per BOE in the first nine months of 2007, excluding per BOE charges under SFAS 123R of $0.70. This represented a decrease from per BOE G&A costs of $4.29 (excluding SFAS 123R charges of $0.45) in the first nine months of 2006. The change resulted from an overall increase in G&A costs in the 2007 period being more than offset by production growth. Excluding SFAS 123R charges, we expect our 2008 G&A costs to be similar to our full year 2007 costs on a per BOE basis. As with production expenses, our expectations in this regard are based in part on our projected increases in production, which are subject to numerous risks and uncertainties.

        Unrealized Derivative Gains and Losses.    Rising oil prices created substantial unrealized commodity derivative losses in the first nine months of 2007, while fluctuating oil prices and lower natural gas prices led to unrealized commodity derivative gains in 2006. These unrealized gains and losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We may incur significant gains or losses of this type for the remainder of 2007 and in subsequent years. As described in note 4 to the condensed consolidated financial statements included in this report, we discontinued

hedge accounting as of April 1, 2007. This may increase volatility in gains and losses of this type in subsequent periods. We may also have significant unrealized interest rate derivative gains and losses in subsequent periods due to changes in market interest rates.

Internal Control Over Financial Reporting

        In November 2005, we restated the financial statements included in our Quarterly Reports on Form 10-Q for the first two quarters of 2005. In addition, historically we operated with a relatively small number of employees in the accounting and financial reporting area. If we had previously conducted an assessment of our internal controls under the standards set forth in Section 404 of the Sarbanes-Oxley Act and related rules, either or both of these factors likely would have led us to conclude that we had one or more material weaknesses in our internal controls. In addition, our independent registered public accounting firm, in the performance of their 2005 and 2006 audits, concluded that material weaknesses in our internal controls existed in 2005 and 2006. We have taken a variety of actions to address these issues, including the adoption of more extensive accounting controls and financial review procedures and the hiring of additional accounting staff. A substantial part of our efforts in this regard in 2006 focused on the design of a more comprehensive system of internal controls. We are focusing on the implementation and testing of this system in 2007.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Production Volume:
Oil (MBbls)	872	1,071	2,478	2,960
Natural gas (MMcf)	4,131	5,001	9,895	13,926
MBOE	1,561	1,905	4,127	5,281
Daily Average Production Volume:
Oil (Bbls/d)	9,478	11,641	9,877	10,842
Natural gas (Mcf/d)	44,902	54,359	43,150	51,011
BOE/d	16,962	20,701	17,069	19,344
Oil Price per Bbl Produced (in dollars):
Realized price before hedging gain (loss)	$61.17	$66.73	$58.66	$58.00
Realized hedging gain (loss)	(10.05)	(2.91)	(9.26)	(0.99)

Net realized	$51.12	$63.82	$49.40	$57.01

Natural Gas Price per Mcf (in dollars):
Realized price before hedging gain	$5.83	$5.71	$6.14	$6.56
Realized hedging gain	0.43	0.73	0.32	0.25

Net realized	$6.26	$6.44	$6.46	$6.81

Average Sale Price per BOE(1)	$46.61	$50.90	$45.04	$48.44
Expense per BOE:
Production expenses(2)	$17.33	$14.90	$15.16	$15.04
Transportation expenses	0.40	0.60	0.54	0.84
Depreciation, depletion and amortization	11.76	13.32	10.14	13.17
General and administrative expense(3)	4.77	4.00	4.74	4.67
Interest expense, net	9.80	8.13	8.27	8.44

(1)
Amounts shown are based on oil and natural gas sales, net of inventory changes, realized commodity derivative gains (losses), and amortization of commodity derivative premiums, divided by sales volumes.

(2)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2006 to Quarter Ended September 30, 2007

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $21.4 million (28%) to $97.3 million for the quarter ended September 30, 2007 from $75.9 million for the same period in 2006. The increase was primarily due to a 22% increase in production and a 9% increase in our average sale price per BOE.

        Oil revenues increased by $16.9 million (33%) in the third quarter of 2007 to $68.7 million, compared to $51.8 million in the third quarter of 2006. Oil production rose 23%, with production of 1,071 MBbl in the third quarter of 2007 compared to 872 MBbl in the third quarter of 2006. The increase was attributable to our successful workover program in the Hastings complex, production from the West Montalvo and Manvel fields and production increases from the waterflood program at platform Gail. Our average realized price for oil increased $5.56 (9%) to $66.73 per Bbl for the period.

        Natural gas revenues increased $4.4 million in the third quarter of 2007 (18%) to $28.5 million compared to $24.1 million in the third quarter of 2006. Natural gas production increased 21%, with production of 5,001 MMcf compared to 4,131 MMcf in the third quarter of 2006. The majority of the increase was due to our drilling program in the Sacramento Basin. Our average realized price for natural gas decreased $0.12 (2%) to $5.71 per Mcf for the period.

        Commodity Derivatives and Other Revenues.    The following table sets forth the components of commodity derivative losses, net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2006	2007
Realized commodity derivative gains (losses)	$(6,975)	$530
Unrealized commodity derivative gains (losses)	28,390	(8,576)
Amortization of derivative premiums and other comprehensive loss	—	(3,243)

Total	$21,415	$(11,289)

        Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the 2007 period reflect the settlement of contracts at prices below the strike price, whereas the realized commodity derivative losses in the 2006 period reflect the settlement of contracts at prices above the strike price. Unrealized commodity derivative gains (losses) represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative gains (losses) reflects an increase in the number of derivative contracts outstanding in the 2007 period as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The increase in amortization of derivative premiums and other comprehensive losses in the 2007 period reflects additional premiums paid in connection with the additional contracts outstanding in the 2007 period and amortization of other comprehensive loss in the 2007 period.

        Other revenue decreased 24%, from $1.3 million in the third quarter of 2006 to $1.0 million in the third quarter of 2007. The decrease was primarily due to lower transportation income received from purchasers of oil production from the South Ellwood field.

        As a result of the foregoing factors, total revenues decreased $11.6 million (12%) to $87.0 million in the third quarter of 2007, compared to $98.6 million in the third quarter of 2006.

        Production Expenses.    Production expenses increased $1.4 million (5%) to $28.4 million in the third quarter of 2007 from $27.0 million in the third quarter of 2006. The increase was primarily due to costs associated with new wells drilled in the Sacramento Basin during the quarter, workovers in the Hastings complex and operating expenses from properties acquired in the first half of 2007. On a per unit basis, production expenses declined to $14.90 per BOE in the third quarter of 2007 from $17.33 per BOE in the same period in 2006. This decrease was primarily attributable to increased production from lower cost wells in the Sacramento Basin, additional production resulting from our workover programs and a reduction in Hastings remedial work compared to the prior year period. In addition, production expenses on a per BOE basis were relatively high in the third quarter of 2006 because production from the South Ellwood field was shut in for part of the period due to barge maintenance and our acceleration of scheduled maintenance to coincide with the barge maintenance.

        Transportation Expenses.    Transportation expenses increased 81%, from $0.6 million in the third quarter of 2006 to $1.1 million in the third quarter of 2007. This was primarily attributable to increased transportation costs for barge deliveries. On a per BOE basis, transportation expenses increased $0.20 per BOE, from $0.40 per BOE in the third quarter of 2006 to $0.60 per BOE in the third quarter of 2007.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $7.0 million (38%) to $25.4 million in the third quarter of 2007 from $18.4 million in the third quarter of 2006. DD&A expense rose $1.56 per BOE, from $11.76 per BOE in the third quarter of 2006 to $13.32 per BOE in the third quarter of 2007. The increase was primarily due to the increase in oil and natural gas property costs during the quarter resulting from our capital expenditure program and properties acquired in the 2007 period.

        Accretion of Asset Retirement Obligations.    Accretion expense was $0.9 million in the third quarter of 2007 compared to $0.7 million in the third quarter of 2006. The increase was due to accretion from new liabilities incurred in connection with the Sacramento Basin drilling program and the addition of new properties acquired in the first half of the year.

        General and Administrative (G&A).    G&A expense, net of amounts capitalized, increased $0.2 million to $7.6 million in the third quarter of 2007 from $7.4 million in the third quarter of 2006. The increase resulted primarily from increases in our professional staff and related infrastructure costs, a non-recurring charge of $0.6 million for the settlement of an employment contract, and an increase in non-cash SFAS 123R share based compensation expense from $0.5 million in the third quarter of 2006 to $1.2 million in the third quarter of 2007. These increases were partially offset by an increase in the G&A costs that were capitalized for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. On a per BOE basis, G&A expenses decreased $1.07, from $4.43 in the third quarter of 2006 to $3.36 in the third quarter of 2007, excluding per BOE charges under SFAS 123R of $0.34 and $0.64, respectively.

        Financing Costs and Other.    Interest expense, net of interest income, increased from $15.3 million in the third quarter of 2006 to $15.5 million in the third quarter of 2007. The increase was due to an increase in average debt outstanding in the 2007 period, partially offset by a reduction in average interest rates. Amortization of deferred loan costs decreased slightly from $1.1 million in the third quarter of 2006 to $1.0 million in the third quarter of 2007. Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $1.2 million in the 2006 period and $8.3 million in the 2007 period as a result of a decrease in estimated interest rates used to determine the fair value of the derivative instruments.

        Income tax expense.    The net loss in the third quarter of 2007 resulted in an income tax benefit of $1.7 million compared to income tax expense of $10.5 million for the third quarter of 2006. The effective tax rate for the third quarter of 2007 reflects the impact of applying our estimated effective tax rate for the full year 2007 under the provisions of FIN 18.

        Net Income (Loss).    Net income for the third quarter of 2007 was $0.5 million compared to net income of $16.2 million for the same period in 2006. The change between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2007

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $58.1 million (29%) to $261.4 million for the nine months ended September 30, 2007 from $203.3 million for the same period in 2006. The increase was primarily due to a 28% increase in production, as further described below.

        Oil revenues increased by $27.6 million (19%) in the first nine months of 2007 to $170.1 million from $142.5 million in the first nine months of 2006. Oil production rose 19%, with production of 2,960 MBbl in the first nine months of 2007 compared to 2,478 MBbl in the first nine months of 2006. The production increase was attributable primarily to the acquisition of the TexCal properties in March 2006, the Manvel field in April 2007 and the West Montalvo field in May 2007, our successful workover program in the Hastings field and, to a lesser extent, increases from other Venoco properties. Our average realized price for oil decreased $0.66 (1%) to $58.00 per Bbl for the period.

        Natural gas revenues increased $30.6 million (50%) in the first nine months of 2007 to $91.3 million compared to $60.7 million in the first nine months of 2006. Natural gas production increased 41%, with production of 13,926 MMcf compared to 9,895 MMcf in the first nine months of 2006. The increase was due primarily to production attributable to the TexCal acquisition and increased production resulting from drilling and recompletion activities in the Sacramento Basin. Our average realized price for natural gas increased $0.42 (7%) to $6.56 per Mcf for the period.

        Commodity Derivatives and Other Revenues.    The following table sets forth the components of commodity derivative losses, net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2006	2007
Realized commodity derivative gains (losses)	$(15,124)	$554
Unrealized commodity derivative gains (losses)	13,413	(31,428)
Amortization of derivative premiums and other comprehensive loss	(4,640)	(7,560)

Total	$(6,351)	$(38,434)

        Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the 2007 period reflect the settlement of contracts at prices below the strike price, whereas the realized commodity derivative losses in the 2006 period reflect the settlement of contracts at prices above the strike price. Unrealized commodity derivative gains (losses) represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative gains (losses) reflects an increase in the number of derivative contracts outstanding in the 2007 period as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The increase in amortization of derivative premiums and other comprehensive losses in the 2007 period reflects additional premiums paid in connection with the additional contracts outstanding in the 2007 period and amortization of other comprehensive losses beginning in the second quarter of 2007.

        Other revenue decreased 45%, from $4.7 million in the first nine months of 2006 to $2.6 million in the first nine months of 2007. The decrease was primarily due to lower transportation income received from purchasers of oil production from the South Ellwood field.

        As a result of the foregoing factors, total revenues increased $23.9 million (12%) to $225.6 million in the first nine months of 2007, compared to $201.6 million in the first nine months of 2006.

        Production Expenses.    Production expenses increased $16.9 million (27%) to $79.4 million in the first nine months of 2007 from $62.6 million in the first nine months of 2006. The increase was primarily due to production expenses attributable to the March 2006 TexCal acquisition, acquisitions made in the first half of 2007 and a 17% increase in production expenses related to other Venoco properties. The increase in production expenses for other Venoco properties relates to an increase in the number of producing wells, normal variances of timing of production expenses, including expenses relating to periodic maintenance projects which continued into the third quarter of 2007, and increased costs of third party services. On a per unit basis, production expenses declined to $15.04 per BOE in the first nine months of 2007 compared to $15.16 per BOE in the same period in 2006.

        Transportation Expenses.    Transportation expenses increased 98%, from $2.2 million in the first nine months of 2006 to $4.4 million in the first nine months of 2007. This was primarily attributable to increased transportation costs for barge deliveries. On a per BOE basis, transportation expenses increased $0.30 per BOE, from $0.54 per BOE in the first nine months of 2006 to $0.84 per BOE in the first nine months of 2007.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $27.7 million (66%) to $69.5 million in the first nine months of 2007 from $41.8 million in the first nine months of 2006. DD&A expense per BOE rose $3.03, from $10.14 per BOE in the first nine months of 2006 to $13.17 per BOE in the first nine months of 2007. The increase was primarily due to a higher depletion expense resulting from the increase in the oil and natural gas properties obtained in the TexCal, Manvel and West Montalvo acquisitions and the increase in oil and natural gas property costs during the period resulting from our capital expenditure program.

        Accretion of Asset Retirement Obligations.    Accretion expense was $2.5 million in the first nine months of 2007 compared to $1.8 million in the first nine months of 2006. The increase was primarily due to accretion from the properties obtained in the TexCal, Manvel and West Montalvo acquisitions and from new wells drilled and completed in the second half of 2006 and the first nine months of 2007.

        General and Administrative (G&A).    G&A expense, net of amounts capitalized, increased $5.1 million (26%) to $24.7 million in the first nine months of 2007 from $19.6 million in the first nine months of 2006. The increase resulted primarily from increases in our professional staff and related infrastructure costs, non-recurring charges of $1.3 million for the settlement of employment contracts, and an increase in non-cash SFAS 123R share based compensation expense from $1.8 million in the first nine months of 2006 to $3.7 million in the first nine months of 2007. These increases were partially offset by an increase in the G&A costs that were capitalized for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. On a per BOE basis, G&A expenses decreased $0.32, from $4.29 in the first nine months of 2006 to $3.97 per BOE in the first nine months of 2007, excluding per BOE charges under SFAS 123R of $0.45 and $0.70, respectively.

        Financing Costs and Other.    Interest expense, net of interest income, increased $10.5 million (31%) from $34.1 million in the first nine months of 2006 to $44.6 million in the first nine months of 2007. The increase was primarily due to an increase in average debt outstanding during the 2007 period. Amortization of deferred loan costs increased $0.6 million (25%) from $2.6 million in the first nine months of 2006 to $3.2 million in the first nine months of 2007 because the 2007 period includes nine months of amortization of loan costs related to the second lien term loan compared to six months in 2006 (the debt was initially incurred on March 31, 2006). Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $1.0 million in the first nine months of 2006 and $8.5 million in the first nine months of 2007 as a result of a decrease in estimated interest rates used to determine the fair value of the derivative instruments. We incurred a loss on extinguishment of debt of $12.1 million in the second quarter of 2007 when we prepaid the prior second lien term loan facility and replaced it with the new term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment of the prior term loan facility.

        Income tax expense.    The loss before taxes in the first nine months of 2007 resulted in an income tax benefit of $10.4 million compared to income tax expense of $14.1 million for the first nine months of 2006. The effective tax rate for the first nine months of 2007 reflects the impact of applying our estimated effective tax rate for the full year 2007 under the provisions of FIN 18.

        Net Income (Loss).    The net loss for the first nine months of 2007 was $13.0 million compared to net income of $21.7 million for the same period in 2006. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Cash provided by operating activities	$93,140	$116,061
Cash used in investing activities	(584,263)	(365,704)
Cash provided by financing activities	498,793	242,097

        Net cash provided by operating activities was $116.1 million in the first nine months of 2007 compared with $93.1 million in the first nine months of 2006. Cash flows from operating activities in the first nine months of 2007 were favorably impacted by production increases in the 2007 period.

        Net cash used in investing activities was $365.7 million in the first nine months of 2007 compared with $584.3 million in the first nine months of 2006. The primary investing activities in the first nine months of 2007 include $240.4 million in expenditures for oil and gas properties and $120.4 million paid to acquire the West Montalvo and Manvel fields and other properties. The primary investing activities in the first nine months of 2006 include $447.5 million paid in cash to acquire TexCal (net of TexCal cash) and $135.1 million in expenditures for oil and gas properties.

        Net cash provided by financing activities was $242.1 million in the first nine months of 2007 compared to $498.8 million in the first nine months of 2006. The primary financing activities in the first nine months of 2007 were $151.1 million in net borrowings under the second lien term loan facility to fund capital expenditures and working capital needs and $20.6 million in net payments under the revolving credit facility. Net proceeds from an additional offering of common stock completed in July 2007 were $116.0 million, of which $95.0 million was used to pay down amounts outstanding under our revolving credit facility; the remainder was used to fund our 2007 capital expenditure program. Proceeds from long-term debt in the first nine months of 2006 included $350.0 million borrowed under the prior term loan facility and $159.5 million in net borrowings under the revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $240 million in the first nine months of 2007, will be approximately $320.0 million for the year. In addition, we completed two acquisitions in the second quarter of 2007 for an aggregate purchase price of approximately $107.4 million and will continue to pursue acquisitions on an opportunistic basis. We currently expect that our exploration, exploitation and development capital expenditures in 2008 will be approximately $235.0 million. We intend to finance capital expenditures in the remainder of 2007 and in 2008 primarily with cash flow from operations, supplemented with additional borrowings under our revolving credit facility. As of November 16, 2007, $37.0 million was outstanding under the revolving credit facility, which had a borrowing base of $125.0 million as of that date.

        Master Limited Partnership.    We expect to form a master limited partnership, or MLP, and offer common units representing limited partnership interests to the public. We expect to capitalize the MLP through the contribution of our interests in certain onshore fields in Southern California and a portion of our interests in the South Ellwood field and in the Hastings complex. We anticipate receiving a portion of the proceeds of the offering of MLP interests as a distribution to us, but the amount of the distribution, if any, has not been determined. Our plans with respect to the MLP may change, and we cannot assure you that we will form the MLP or that any MLP offering will be completed.

        Second Lien Term Loan.    In May 2007, we entered into a new second lien term loan agreement to refinance and replace our prior second lien term loan facility. We entered into the new term loan agreement to facilitate the financing of our acquisitions of the West Montalvo and Manvel fields and to amend certain covenants included in the agreement governing the prior second lien term loan facility. We borrowed $500.0 million pursuant to the new term loan agreement on May 8, 2007. Of the total amount borrowed, $350.5 million was used to repay all amounts outstanding under the prior second lien term loan facility plus accrued interest, $3.5 million was used to pay a prepayment premium on those amounts and $4.6 million was used to pay transaction costs associated with the new facility. The remaining borrowings were used to reduce amounts then outstanding under our revolving credit facility.

        The new term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict our ability to incur additional indebtedness. The covenants and other terms of the agreement contain exceptions that are intended to permit us to form an MLP and certain related entities, to contribute assets to the MLP, to sell securities of the MLP and to cause the MLP to incur indebtedness and issue securities, subject in each case to the satisfaction of certain requirements. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis thereafter. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The new term loan facility is secured by a second priority lien on substantially all of our assets.

        Loans made under the new term loan agreement are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent's announced base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%. We have entered into interest rate swaps pursuant to which amounts borrowed under the new term loan agreement will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. See "—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Derivative Transactions."

        Amended Revolving Credit Facility.    Also in May 2007, we entered into a fifth amendment to the second amended and restated credit agreement governing our revolving credit facility. The principal effects of the amendment were (i) to permit us to enter into the new term loan agreement, (ii) to reduce the borrowing base under the revolving credit facility to $125.0 million and (iii) to change the rate at which amounts outstanding under the revolving credit agreement accrue interest. Pursuant to the amendment, Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of Bank of Montreal's announced base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        Principal on the revolving credit facility is payable on March 30, 2009. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict our ability to incur indebtedness and financial covenants that require us to maintain specified ratios of EBITDA (as defined in the agreement) to interest expense, current assets to current liabilities, debt to EBITDA and PV-10 to total debt. The ratios required to be met in order to remain in compliance with our financial covenants change at specified times over the duration of the loans. On September 30, 2007, the required ratio of EBITDA to interest expense changed from 3:1 to 3.5:1 and the maximum permitted ratio of debt to EBITDA changed from 4:1 to 3.5:1. The agreement governing the revolving credit facility will require us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of interest on our debt, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our credit facilities, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the facilities that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under one or both of the facilities in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves.

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

        This section also provides information about derivative financial instruments we use to manage interest rate risk. See "—Interest Rate Derivative Transactions."

Commodity Derivative Transactions

        Oil.    As of September 30, 2007, we had entered into option (including collar) agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at September 30, 2007 for production:
October 1–December 31, 2007	9,880	$51.98	8,915	$73.08
January 1–December 31, 2008	8,100	$58.83	8,100	$73.46
January 1–December 31, 2009	6,983	$58.09	6,983	$74.38
January 1–December 31, 2010	6,150	$61.10	6,150	$72.88

        Natural Gas.    As of September 30, 2007, we had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at September 30, 2007 for production:
October 1–December 31, 2007	34,375	$6.74	28,685	$10.81
January 1–December 31, 2008	20,650	$7.59	19,097	$11.27
January 1–December 31, 2009	14,625	$7.65	14,625	$11.57
January 1–December 31, 2010	11,900	$7.22	11,900	$10.57

Portfolio of Commodity Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2007 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	2,000	$40.00/$65.80	Jan 1–Dec 31, 07
Collar	NYMEX	1,000	$40.00/$67.50	Jan 1–Dec 31, 07
Collar	NYMEX	1,000	$58.00/$76.25	Jan 1–Dec 31, 07
Collar	NYMEX	1,030	$53.00/$75.00	Jul 1–Dec 31, 07
Put	NYMEX	2,000	$58.00 Floor	Jan 1–Dec 31, 07
Collar	NYMEX	2,000	$57.00/$73.55	Apr 1–Dec 31, 07
Call	NYMEX	1,035	$81.00 Cap	Jul 1–Dec 31, 07
Collar	NYMEX	850	$60.00/$80.00	Jul 1–Dec 31, 07
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1–Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1–Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1–Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1–Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1–Dec 31, 08
Collar	NYMEX	800	$60.00/$82.75	Jan 1–Dec 31, 08
Collar	NYMEX	(150)	$60.00/$82.75	Jan 1–Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1–Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1–Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1–Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1–Dec 31, 09
Collar	NYMEX	750	$60.00/$82.75	Jan 1–Dec 31, 09
Collar	NYMEX	(700)	$60.00/$82.75	Jan 1–Jun 30, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1–Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1–Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1–Dec 31, 10
Collar	NYMEX	650	$60.00/$81.75	Jan 1–Dec 31, 10

        In November 2007, we entered into a NYMEX oil put for a total of 2,000 Bbls per day of 2008 production at $80.00 per Bbl.

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	PG&E Citygate	6,000	$6.00/$8.40	Jan 1–Dec 31, 07
Collar	NYMEX	5,000	$8.00/$14.60	Jan 1–Dec 31, 07
Put	NYMEX	10,000	$7.985 Floor	Jan 1–Dec 31, 07
Call	NYMEX	4,310	$11.95 Cap	Jul 1–Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.58)	Jan 1–Dec 31, 07
Basis Swap	PG&E Citygate	10,000	$(0.46)	Jan 1–Dec 31, 07
Collar	NYMEX	11,500	$7.50/$10.35	Apr 1–Dec 31, 07
Collar	NYMEX	1,875	$7.50/$14.10	Jul 1–Dec 31, 07
Put	NYMEX	6,000	$8.00 Floor	Jan 1–Dec 31, 08
Call	NYMEX	4,513	$12.15 Cap	Jan 1–Jun 30, 08
Call	NYMEX	4,382	$10.60 Cap	Jul 1–Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1–Dec 31, 08
Collar	NYMEX	5,700	$7.75/$10.05	Jan 1–Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1–Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1–Dec 31, 08
Collar	NYMEX	1,450	$8.00/$12.95	Jan 1–Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1–Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1–Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1–Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1–Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1–Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1–Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1–Dec 31, 09
Collar	NYMEX	4,000	$7.30/$9.85	Jan 1–Dec 31, 09
Collar	NYMEX	1,125	$8.00/$12.00	Jan 1–Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1–Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1–Dec 31, 10
Collar	NYMEX	1,000	$7.00/$9.10	Jan 1–Dec 31, 10
Collar	NYMEX	900	$7.50/$12.20	Jan 1–Dec 31, 10

        Because a large portion of our commodity derivatives do not qualify for hedge accounting and to increase clarity in our financial statements, effective April 1, 2007 we elected to discontinue hedge accounting. Consequently, from that date forward, we have recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or confirmed by the counterparty. Changes in the fair value of derivatives are recorded in commodity derivative income (loss) on the statement of operations.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of November 16, 2007, there was approximately $537 million outstanding under those facilities. We have entered into two interest rate swap transactions to limit our exposure to changes in interest rates with respect to our second lien term loan facility. In May 2006, we entered into a swap to lock in our interest cost on $200.0 million of borrowings through May 2008. In June 2007, we entered into a second swap to lock in our interest cost on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed under the revolving credit facility. A 1.0% increase in interest rates on unhedged variable rate borrowings of $10 million at September 30, 2007 would result in additional annualized interest expense of $0.1 million. As of September 30, 2007, the fair value of our interest rate derivatives was a liability of $9.0 million.

        See note 3 to our condensed consolidated financial statements for a discussion of our long-term debt as of September 30, 2007.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on the evaluation, they believe that:

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

Internal Control Over Financial Reporting

        Other than in connection with the steps we are taking to enhance our internal control over financial reporting as described in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Internal Control Over Financial Reporting," there has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Not Applicable

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the matters discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007, any of which could materially affect our business, financial condition and/or future results. The risks described in those reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following sets forth additional and/or updated information with respect to certain of the risks described in our Annual Report on Form 10-K and our other reports:

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

        Not Applicable

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

November 19, 2007	VENOCO, INC.
	By:	/s/ TIMOTHY M. MARQUEZ
		Name:	Timothy M. Marquez
		Title:	Chairman and Chief Executive Officer
	By:	/s/ TIMOTHY A. FICKER
		Name:	Timothy A. Ficker
		Title:	Chief Financial Officer