Form 10-Q
period 2008-03-31
Venoco, Inc.
filed 2008-05-12
CIK 1313024

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

YES ☒        NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

        As of March 31, 2008, there were 50,867,872 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, (i) expected production in 2008, (ii) the nature, timing and results of capital expenditure projects and amounts of future capital expenditures and (iii) our plans with respect to a master limited partnership. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2007	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,735	$14,397
Accounts receivable, net of allowance for doubtful accounts of $850 at December 31, 2007 and March 31, 2008	55,597	67,241
Inventories	10,377	8,250
Prepaid expenses and other current assets	4,391	4,815
Income tax receivable	6,725	6,625
Deferred income taxes	21,967	35,167
Commodity derivatives	7,780	2,986

Total current assets	116,572	139,481

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $12,034 and $13,594 for unproved properties were excluded from amortization at December 31, 2007 and March 31, 2008, respectively)	1,331,531	1,401,997
Drilling equipment	14,460	14,460
Other property and equipment	17,208	17,750

Total property, plant and equipment	1,363,199	1,434,207
Accumulated depletion, depreciation and amortization	(232,167)	(263,403)

Net property, plant and equipment	1,131,032	1,170,804

OTHER ASSETS:
Commodity derivatives	3,768	4,460
Deferred loan costs	9,699	8,807
Other	4,414	3,668

Total other assets	17,881	16,935

TOTAL ASSETS	$1,265,485	$1,327,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$82,094	$58,918
Undistributed revenue payable	11,298	9,237
Interest payable	6,839	8,978
Current maturities of long-term debt	3,449	2,583
Commodity and interest derivatives	68,756	98,587

Total current liabilities	172,436	178,303
LONG-TERM DEBT	691,896	744,469
DEFERRED INCOME TAXES	16,607	13,920
COMMODITY AND INTEREST DERIVATIVES	87,224	114,708
ASSET RETIREMENT OBLIGATIONS	51,720	54,130

Total liabilities	1,019,883	1,105,530
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 50,593,403 and 50,867,872 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively)	506	508
Additional paid-in capital	309,887	311,249
Retained earnings (accumulated deficit)	(62,462)	(87,918)
Accumulated other comprehensive loss	(2,329)	(2,149)

Total stockholders' equity	245,602	221,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,485	$1,327,220

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2008
REVENUES:
Oil and natural gas sales	$73,639	$136,958
Commodity derivative losses, net	(18,714)	(74,929)
Other	813	785

Total revenues	55,738	62,814
EXPENSES:
Oil and natural gas production	25,087	32,009
Transportation expense	1,877	1,297
Depletion, depreciation and amortization	20,599	31,246
Accretion of asset retirement obligations	773	993
General and administrative, net of amounts capitalized	9,795	9,066

Total expenses	58,131	74,611

Income (loss) from operations	(2,393)	(11,797)
FINANCING COSTS AND OTHER:
Interest expense, net	13,279	14,589
Amortization of deferred loan costs	1,245	999
Interest rate derivative losses, net	48	13,971

Total financing costs and other	14,572	29,559

Income (loss) before income taxes	(16,965)	(41,356)
Income tax benefit	(6,600)	(15,900)

Net loss	$(10,365)	$(25,456)

Earnings per common share:
Basic	$(0.24)	$(0.51)
Diluted	$(0.24)	$(0.51)
Weighted average common shares outstanding:
Basic	42,790	50,227
Diluted	42,790	50,227

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2007	2008
Net loss	$(10,365)	$(25,456)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	130	180
Changes in fair value of effective portion of outstanding hedging positions	(2,740)	—

Other comprehensive income (loss)	(2,610)	180

Comprehensive loss	$(12,975)	$(25,276)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,365)	$(25,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	20,599	31,246
Accretion of asset retirement obligations	773	993
Deferred income tax benefit	(10,542)	(16,000)
Share-based compensation	1,140	1,340
Amortization of deferred loan costs	1,245	999
Amortization of bond discounts and other non-cash interest	268	112
Unrealized interest rate swap derivative losses	24	13,554
Unrealized commodity derivative losses and amortization of premiums and other comprehensive loss	18,888	56,666
Changes in operating assets and liabilities:
Accounts receivable	(1,711)	(11,644)
Inventories	(148)	2,127
Prepaid expenses and other current assets	1,117	(462)
Income tax receivable	4,215	100
Other assets	(14)	746
Accounts payable and accrued liabilities	9,835	(3,241)
Undistributed revenue payable	43	(2,061)
Net premiums paid on derivative contracts	(1,676)	(8,511)

Net cash provided by operating activities	33,691	40,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(61,549)	(81,048)
Acquisitions of oil and natural gas properties	(14,305)	(5,328)
Expenditures for drilling equipment	(128)	—
Expenditures for other property and equipment	(1,806)	(1,021)

Net cash used in investing activities	(77,788)	(87,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	41,421	60,000
Principal payments on long-term debt	(1,138)	(10,893)
Payments for deferred loan costs	(78)	(68)
Proceeds from derivative premium financing	1,676	2,488
Proceeds from exercise of stock options	72	29
Stock issuance costs	—	(5)

Net cash provided by financing activities	41,953	51,551

Net (decrease) increase in cash and cash equivalents	(2,144)	4,662
Cash and cash equivalents, beginning of period	8,364	9,735

Cash and cash equivalents, end of period	$6,220	$14,397

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$12,643	$12,453
Cash received for income taxes	$(273)	$—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$47,974	$24,884
Decrease (increase) in accrued capital expenditures	$(8,459)	$17,796

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

        Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. Venoco's Annual Report on Form 10-K for the year ended December 31, 2007 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in impairment tests of long-lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates.

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended March 31, 2008, the Company's overall effective tax rate for continuing operations was different than the statutory rate of 35% primarily due to state income taxes. The Company expects its effective tax rate to be approximately 38% for the remainder of 2008.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

service conditions. Non-vested restricted shares with service and market conditions are excluded from basic earnings per common share calculations until they vest.

        The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Three months ended March 31,
	2007	2008
Dilutive	—	—
Anti-dilutive	4,730,184	4,151,501

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three months ended March 31,
	2007	2008
Net income (loss)	$(10,365)	$(25,456)
Adjustments to net income for dilution	—	—

Net income (loss) adjusted for the effect of dilution	$(10,365)	$(25,456)

Basic weighted average common shares outstanding	42,790	50,227
Add: dilutive effect of stock options and non-vested restricted shares	—	—

Diluted weighted average common shares outstanding	42,790	50,227

Basic earnings per common share	$(0.24)	$(0.51)
Diluted earnings per common share	$(0.24)	$(0.51)

        Reclassifications—The Company made certain reclassifications to prior period condensed consolidated statements of operations to be consistent with the current presentation. The condensed consolidated statements of operations were modified to separately disclose interest rate derivative losses.

  Recently Adopted Accounting Pronouncements

        In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, ("FIN 39-1") to amend FIN 39, Offsetting of Amounts Related to Certain Contracts ("FIN 39"). The terms "conditional contracts" and "exchange contracts" used in FIN 39 have been replaced with the more general term "derivative contracts." In addition, FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a company's accounting policy with respect to offsetting fair value amounts. The guidance in FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting principle through retrospective application for all periods presented. The Company adopted FIN 39-1 and no change in accounting principle was necessary. There was no impact on the Company's operating results, financial position or cash flows.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company adopted SFAS 159 as of January 1, 2008, and the adoption did not have a material impact on the Company's operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities.

        In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 ("SFAS 161"). The adoption of SFAS 161 is not expected to have an impact on the Company's consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

        In December 2007, the FASB issued Statement No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R may have an impact on the Company's consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008. See "Fair Value Measurements" below for more details.

        Fair Value Measurements—In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for all financial and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing for unproved properties, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

        As defined in SFAS 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

        The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

        Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

        Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, but are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for interest rates and commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

        Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, options and collars that are valued similar to the industry-standard models described above, however, these derivatives are classified in Level 3 because volatility factors are generally less observable from objective sources.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2008
Assets (Liabilities):
Commodity derivatives	$—	$—	$7,446	$7,446
Commodity derivatives	—	—	$(181,934)	(181,934)
Interest rate swaps	—	(31,361)	—	(31,361)

        Derivatives listed above include interest rate swaps that are carried at fair value. All of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the forward curve for interest rates based on quoted market prices.

        The table below presents a reconciliation for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008. The fair values of Level 3 commodity derivative instruments are estimated using valuation models that utilize both market observable and unobservable parameters. Level 3 instruments presented in the table consist of net commodity derivatives valued using pricing models incorporating assumptions that, in management's judgment, reflect the assumptions a marketplace participant would have used at March 31, 2008 (in thousands).

Derivatives
Balance as of January 1, 2008	$(126,625)
Total realized and unrealized gains (losses) included in earnings in commodity derivative losses, net	(56,373)
Purchases, issuances and settlements	8,511
Transfers in and out of level 3	—

Balance as of March 31, 2008	$(174,488)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2008	$(54,609)

2. ACQUISITIONS AND SALES OF PROPERTIES

        West Montalvo and Manvel acquisitions.    The Company acquired the West Montalvo field in Ventura County, California in May 2007 for approximately $61.3 million. The Company acquired the Manvel field in Brazoria County, Texas, and certain other fields in Texas, in April 2007 for $44.5 million.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

        The following unaudited pro forma condensed consolidated operating results for the quarter ended March 31, 2007 gives effect to the West Montalvo and Manvel acquisitions as if they had been completed as of January 1, 2007. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on information available at the time they were prepared (in thousands, except per share amounts) (unaudited).

Quarter Ended, March 31, 2007
Pro Forma
Total revenues	$62,883
Net loss	$(8,867)
Basic earnings per common share	$(0.21)
Dilutive earnings per common share	$(0.21)

        Willows-Beehive.    The Company acquired additional working interests in the Arbuckle, Beehive Bend, and Bounde Creek fields in March 2008 for approximately $4.5 million. All fields are located in the Sacramento Basin in California.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Revolving credit agreement due March 2011	$42,000	$92,000
New second lien term loan due September 2011	500,000	500,000
8.75% senior notes due December 2011	149,453	149,487
Financed derivative premiums due through 2010	3,892	5,565

Total long-term debt	695,345	747,052
Less: current portion of long-term debt	3,449	2,583

Long-term debt, net of current portion	$691,896	$744,469

        Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility"). In May 2008, the revolving credit facility was amended to, among other things, extend the maturity date to March 30, 2011 and increase the borrowing base from $140.0 million to $200.0 million. The revolving credit facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and was unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are or were also lenders, or affiliates of lenders, under the revolving credit agreement. Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA. As of May 9, 2008, the Company had available borrowing capacity of $117.3 million (net of $0.7 million in outstanding letters of credit) under the revolving credit facility.

        Second lien term loan facility.    The Company entered into its $500.0 million senior secured second lien term loan facility in May 2007. Loans made under the facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and a market base rate, plus (ii) 3.00%. LIBO Rate Loans bear interest at LIBOR plus 4.00%.

        The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness. The facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. Principal on the facility is payable on May 8, 2014. However, if the senior notes (see below) are not refinanced in full prior to September 20, 2011, principal on the new facility will be payable on that date.

        The Company may from time to time make optional prepayments of amounts borrowed under the facility if no amounts are outstanding under the revolving credit facility. Optional prepayments made prior to May 7, 2009 are subject to a prepayment premium of 1%. After that date, no premium will be payable with respect to any optional prepayment. Amounts prepaid under the facility may not be reborrowed.

        Senior notes.    In December 2004, the Company issued $150.0 million in 8.75% senior notes (the "senior notes") due December 2011. Interest on the senior notes is due each June 15 and December 15. The senior notes are senior obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets. The senior notes were issued as unsecured obligations, but are currently secured equally and ratably with the Company's second lien term loan facility.

        The Company was in compliance with all debt covenants at March 31, 2008.

        Financed Derivative Premiums.    The Company has entered into derivative contracts that contain provisions for the deferral of the payment or receipt of premiums until the period of production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

        The components of commodity derivative losses in the consolidated statements of operations are as follows (in thousands):

	Quarter Ended March 31,
	2007	2008
Realized commodity derivative gains (losses)	$174	$(18,263)
Amortization of commodity derivative premiums and other comprehensive loss	(1,898)	(2,057)
Unrealized commodity derivative gains (losses):
Change in fair value of derivatives that do not qualify for hedge accounting	(17,103)	(54,609)
Ineffective portion of derivatives qualifying for hedge accounting	113	—

Total unrealized commodity derivative losses	(16,990)	(54,609)

Commodity derivative losses, net	$(18,714)	$(74,929)

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

        As of March 31, 2008, the remaining unrealized derivative fair value loss of $3.5 million ($2.1 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize net unrealized derivative losses of $1.8 million ($1.1 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

        Crude Oil Agreements.    As of March 31, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

(NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at March 31, 2008 for production:
April 1—December 31, 2008	11,100	$63.74	9,100	$79.81
January 1—December 31, 2009	7,983	$59.58	7,983	$82.60
January 1—December 31, 2010	7,150	$62.34	7,150	$83.66
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

        Natural Gas Agreements.    As of March 31, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at March 31, 2008 for production:
April 1—December 31, 2008	32,650	$7.56	31,075	$11.42
January 1—December 31, 2009	23,125	$7.60	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

        In May 2008, the Company entered into two NYMEX natural gas put contracts for 2009 production to establish a minimum price of $8.50 on a total of 20,000 MMbtu per day.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of interest rate derivative losses in the consolidated statements of operations are as follows (in thousands):

	Quarter ended March 31,
	2007	2008
Realized interest rate derivative losses	$(24)	$(417)
Unrealized interest rate derivative losses	(24)	(13,554)

Interest rate derivative losses, net	$(48)	$(13,971)

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2007 and March 31, 2008 are summarized below. The net fair value of the Company's derivatives increased by $61.4 million from a net liability of $144.4 million at December 31, 2007 to a net liability of $205.8 million at March 31, 2008 due to higher futures prices for crude oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, and lower estimated futures interest rates, which are used in the calculation of the fair value of interest derivatives. As of the dates indicated, the Company's derivative assets and liabilities consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Derivative assets:
Oil derivative contracts	$3,341	$4,958
Gas derivative contracts	8,207	2,488
Derivative liabilities:
Oil derivative contracts	(134,505)	(171,213)
Gas derivative contracts	(3,668)	(10,721)
Interest rate derivative contracts	(17,807)	(31,361)

Net derivative liability	$(144,432)	$(205,849)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the quarters ended March 31, 2007 and 2008 (in thousands):

	Quarter Ended March 31,
	2007	2008
Asset retirement obligations at beginning of period	$42,049	$52,220
Revisions of estimated liabilities	639	515
Liabilities incurred	916	953
Liabilities settled	—	(51)
Accretion expense	773	993

Asset retirement obligations at end of period	44,377	54,630
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(4,529)	(500)

Long-term asset retirement obligations	$39,848	$54,130

6. CAPITAL STOCK

        The Company has 57.3 million shares of common stock issued or reserved for issuance at March 31, 2008, including 7.5 million shares issued or reserved for issuance under the Company's stock incentive plans. At March 31, 2008, the Company has 50,867,872 common shares issued and outstanding, of which 640,254 shares are restricted stock granted under the Company's 2005 stock incentive plan. At March 31, 2008, the Company had approximately 2.0 million shares available to be issued pursuant to awards under its stock incentive plans.

7. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO. As of March 31, 2008, there are a total of 4,147,443 options outstanding with a weighted average exercise price of $9.18 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder's options will vest if the Company terminates the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the Company ceases.

        As of March 31, 2008, there are a total of 640,254 shares of restricted shares outstanding under the Company's 2005 stock incentive plan, including 365,773 granted to its CEO. The restricted shares generally vest over a four year service period. The vesting of 485,851 of the shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. As of March 31, 2008, none of the shares subject to market conditions have vested.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation expense of $1.1 million and $1.3 million during the quarters ended March 31, 2007 and 2008, respectively. As of March 31, 2008, there was $4.1 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 2.2 years and $6.3 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 3.4 years.

        The following summarizes the Company's stock option activity for the quarter ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,159,463	$9.19
Granted	—	—
Exercised	(5,000)	7.20
Cancelled	(7,020)	13.85

Outstanding, end of period	4,147,443	$9.18

Exercisable, end of period	2,934,640	$8.28

8. LITIGATION

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in late 2008. The Company vigorously defended the actions, and will continue to do so until they are resolved. The Company also has defense and indemnity obligations to certain other defendants in the actions who have asserted claims for indemnity for events occurring after the Company acquired the property in 1995. In addition, certain defendants have made claims for indemnity for events

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. LITIGATION (Continued)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. LITIGATION (Continued)

  Other

        In addition, the Company is subject from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

9. GUARANTOR FINANCIAL INFORMATION

        Company subsidiaries TexCal Energy (LP) LLC and its two subsidiaries, Catco Energy LLC and Whittier Pipeline Corp. (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. In addition to two subsidiaries formed in connection with the Company's proposed master limited partnership, each of which has nominal assets, the Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2008. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$60,443	$13,196	$—	$—	$73,639
Commodity derivative losses, net	(18,714)	—	—	—	(18,714)
Other	682	2	1,183	(1,054)	813

Total revenues	42,411	13,198	1,183	(1,054)	55,738

EXPENSES:
Oil and natural gas production	16,380	8,183	524	—	25,087
Transportation expense	2,770	91	—	(984)	1,877
Depletion, depreciation and amortization	17,140	3,445	14	—	20,599
Accretion of abandonment liability	650	119	4	—	773
General and administrative, net of amounts capitalized	8,748	1,046	71	(70)	9,795

Total expenses	45,688	12,884	613	(1,054)	58,131

Income from operations	(3,277)	314	570	—	(2,393)

FINANCING COSTS AND OTHER:
Interest, net	13,927	(19)	(629)	—	13,279
Amortization of deferred loan costs	1,245	—	—	—	1,245
Interest rate derivative losses, net	48				48

Total financing costs	15,220	(19)	(629)	—	14,572

Equity in subsidiary income	935	—	—	(935)	—

Income before income taxes	(17,562)	333	1,199	(935)	(16,965)
Income tax provision	(7,197)	130	467	—	(6,600)

Net income	$(10,365)	$203	$732	$(935)	$(10,365)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$102,296	$34,662	$—	$—	$136,958
Commodity derivative losses, net	(74,929)	—	—	—	(74,929)
Other	683	9	1,211	(1,118)	785

Total revenues	28,050	34,671	1,211	(1,118)	62,814

EXPENSES:
Oil and natural gas production	20,911	10,749	349	—	32,009
Transportation expense	2,341	—	—	(1,044)	1,297
Depletion, depreciation and amortization	25,249	5,974	23	—	31,246
Accretion of abandonment liability	784	193	16	—	993
General and administrative, net of amounts capitalized	8,468	598	74	(74)	9,066

Total expenses	57,753	17,514	462	(1,118)	74,611

Income from operations	(29,703)	17,157	749	—	(11,797)

FINANCING COSTS AND OTHER:
Interest expense, net	15,347	(8)	(750)	—	14,589
Amortization of deferred loan costs	999	—	—	—	999
Interest rate derivative losses, net	13,971	—	—	—	13,971

Total financing costs	30,317	(8)	(750)	—	29,559

Equity in subsidiary income	11,488	—	—	(11,488)	—

Income (loss) before income taxes	(48,532)	17,165	1,499	(11,488)	(41,356)
Income tax provision (benefit)	(23,076)	6,600	576	—	(15,900)

Net income (loss)	$(25,456)	$10,565	$923	$(11,488)	$(25,456)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2007

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,762	$973	$—	$—	$9,735
Accounts receivable	38,020	17,512	65	—	55,597
Inventories	5,217	5,160	—	—	10,377
Prepaid expenses and other current assets	4,391	—	—	—	4,391
Income taxes receivable	6,725	—	—	—	6,725
Deferred income taxes	21,967	—	—	—	21,967
Commodity derivatives	7,780	—	—	—	7,780

TOTAL CURRENT ASSETS	92,862	23,645	65	—	116,572

PROPERTY, PLANT & EQUIPMENT, NET	755,487	374,246	1,299	—	1,131,032
COMMODITY DERIVATIVES	3,768	—	—	—	3,768
INVESTMENTS IN AFFILIATES	431,083	—	—	(431,083)	—
OTHER	13,296	817	—	—	14,113

TOTAL ASSETS	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,524	$6,570	$—	$—	$82,094
Undistributed revenue payable	11,298	—	—	—	11,298
Interest payable	6,839	—	—	—	6,839
Current maturities of long-term debt	3,449	—	—	—	3,449
Commodity and interest derivatives	68,756	—	—	—	68,756

TOTAL CURRENT LIABILITIES:	165,866	6,570	—	—	172,436

LONG-TERM DEBT	691,896	—	—	—	691,896
DEFERRED INCOME TAXES	16,607	—	—	—	16,607
COMMODITY AND INTEREST DERIVATIVES	87,224	—	—	—	87,224
ASSET RETIREMENT OBLIGATIONS	40,587	10,317	816	—	51,720
INTERCOMPANY PAYABLES (RECEIVABLES)	48,714	(11,705)	(37,009)	—	—

TOTAL LIABILITIES	1,050,894	5,182	(36,193)	—	1,019,883

TOTAL STOCKHOLDERS' EQUITY	245,602	393,526	37,557	(431,083)	245,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

CONDENSED CONSOLIDATING BALANCE SHEETS

AT MARCH 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,397	$—	$—	$—	$14,397
Accounts receivable	47,772	19,417	52	—	67,241
Inventories	3,784	4,466	—	—	8,250
Prepaid expenses and other current assets	4,815	—	—	—	4,815
Income taxes receivable	6,625	—	—	—	6,625
Deferred income taxes	35,167	—	—	—	35,167
Commodity derivatives	2,986	—	—	—	2,986

TOTAL CURRENT ASSETS	115,546	23,883	52	—	139,481

PROPERTY, PLANT & EQUIPMENT, NET	785,948	383,593	1,263	—	1,170,804
COMMODITY DERIVATIVES	4,460	—	—	—	4,460
INVESTMENTS IN AFFILIATES	449,746	—	—	(449,746)	—
OTHER	11,675	800	—	—	12,475

TOTAL ASSETS	$1,367,375	$408,276	$1,315	$(449,746)	$1,327,220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$49,237	$9,681	$—	$—	$58,918
Undistributed revenue payable	9,237	—	—	—	9,237
Interest payable	8,978	—	—	—	8,978
Current maturities of long-term debt	2,583	—	—	—	2,583
Commodity and interest derivatives	98,587	—	—	—	98,587

TOTAL CURRENT LIABILITIES:	168,622	9,681	—	—	178,303

LONG-TERM DEBT	744,469	—	—	—	744,469
DEFERRED INCOME TAXES	13,920	—	—	—	13,920
COMMODITY AND INTEREST DERIVATIVES	114,708	—	—	—	114,708
ASSET RETIREMENT OBLIGATIONS	42,973	10,325	832	—	54,130
INTERCOMPANY PAYABLES (RECEIVABLES)	60,993	(22,418)	(38,575)	—	—

TOTAL LIABILITIES	1,145,685	(2,412)	(37,743)	—	1,105,530

TOTAL STOCKHOLDERS' EQUITY	221,690	410,688	39,058	(449,746)	221,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,367,375	$408,276	$1,315	$(449,746)	$1,327,220

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$27,846	$5,375	$470	$—	$33,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(47,826)	(13,723)	—	—	(61,549)
Acqusitions of oil and natural gas properties	(12,801)	(1,504)	—	—	(14,305)
Expenditures for property and equipment and other	(1,838)	(96)	—	—	(1,934)

Net cash used in investing activities	(62,465)	(15,323)	—	—	(77,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(6,094)	6,582	(488)	—	—
Proceeds from long-term debt	41,421	—	—	—	41,421
Principal payments on long-term debt	(1,138)	—	—	—	(1,138)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Deferred loan costs	(78)	—	—	—	(78)
Proceeds from exercise of stock options	72	—	—	—	72

Net cash provided by financing activities	35,859	6,582	(488)	—	41,953

Net increase (decrease) in cash and cash equivalents	1,240	(3,366)	(18)	—	(2,144)
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364

Cash and cash equivalents, end of period	$1,228	$4,992	$—	$—	$6,220

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$20,953	$18,586	$969	$—	$40,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(67,628)	(13,417)	(3)	—	(81,048)
Acqusitions of oil and natural gas properties	(3,300)	(2,028)	—	—	(5,328)
Expenditures for property and equipment and other	(968)	(53)	—	—	(1,021)

Net cash used in investing activities	(71,896)	(15,498)	(3)	—	(87,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,027	(4,061)	(966)	—	—
Proceeds from long-term debt	60,000	—	—	—	60,000
Principal payments on long-term debt	(10,893)	—	—	—	(10,893)
Payments for deferred loan costs	(68)	—	—	—	(68)
Proceeds from derivative premium financing	2,488	—	—	—	2,488
Stock issuance costs	(5)	—	—	—	(5)
Proceeds from exercise of stock options	29	—	—	—	29

Net cash provided by financing activities	56,578	(4,061)	(966)	—	51,551

Net increase (decrease) in cash and cash equivalents	5,635	(973)	—	—	4,662
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$14,397	$—	$—	$—	$14,397

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 21,026 BOE/d in the first quarter of 2008, compared to 17,670 BOE/d in the first quarter of 2007 and 20,100 BOE/d in the fourth quarter of 2007.

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

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. In 2008, we expect that our exploration, exploitation and development capital expenditures will be approximately $235.0 million, of which approximately $63.7 million (excluding changes in accrued capital expenditures) was expended in the first quarter of the year. We expect to spend approximately 60% of the budgeted amount on projects in the Sacramento Basin, 25% in Southern California and 15% in Texas. Included in the budget is $25.0 million for exploration projects. The aggregate levels of capital expenditures for 2008, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our capital spending program in 2008:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2008 is on development activities in the West Montalvo field, where we are continuing an aggressive workover, recompletion and return to production program that we began when we acquired the field in May 2007. In the first quarter of 2008, we returned three wells to production and worked over two wells in the field. We plan to drill two new development wells in the field later in 2008. We also plan to commission a seismic survey to assist us in designing and optimizing an infill development program.

        In the Sockeye field, we continue to implement our waterflood program from platform Gail and are working on the evaluation and design of a possible expansion of the program. We are also continuing to evaluate a possible expansion of our horizontal and multi-lateral well drilling activities to the Monterey formation in the field.

        In the South Ellwood field, the permitting process continues for our full-field development project. Key components of the project include an extension of our current field area (which would effectively double the size of the existing field) and the installation of an onshore oil transport pipeline to replace the existing barge. Development of the extended lease area can be accomplished from our existing platform, platform Holly. We anticipate receiving the environmental impact report for this project in 2008 with project approval and startup expected in 2009.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We currently have five drilling rigs and five workover/completion rigs working in the basin and expect to drill over 110 new wells and perform more than 125 workovers and recompletions there during 2008. In the first quarter of 2008, we spudded 29 wells, completed 31 wells, and performed 29 workovers and recompletions in the basin.

        We also continue to pursue our hydraulic fracturing program in the basin, a program that could potentially enhance production and reserves significantly. We initiated the program in November 2007 and we fractured 16 wells during the first quarter of 2008. We are encouraged by the success of these early wells and currently plan to fracture more than 50 wells in the basin during the year.

Texas—Exploitation and Development

        In Texas, our focus in 2008 is on the continuation of our workover and recompletion programs in the Hastings complex and the Manvel field. In the first quarter, we performed 29 workovers and recompletions in Hastings and three in Manvel. We are also focused on lowering operating expenses in the Hastings complex as we reduce our remediation and redevelopment activities there.

Higher Impact Exploration Activities

        In 2008, we expect to drill as many as fifteen higher impact exploration wells, including ten in the Sacramento Basin, three in Southern California and two in Texas. We spudded one higher impact exploration well in Texas during the first quarter.

Acquisitions and Divestitures

        West Montalvo and Manvel Acquisitions.    We acquired the West Montalvo field in Ventura County, California in May 2007 for $61.3 million. We acquired the Manvel field in Brazoria County, Texas, and certain other fields in Texas, in April 2007 for $44.5 million.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Certain Trends Affecting our Results of Operations

        Expected Production.    We expect that the continued execution of our capital expenditure program will result in increases in our average net production from each of our operating areas over the remainder of 2008. In Southern California, we expect to achieve production increases from the drilling and workover/recompletion programs we began in the West Montalvo field in 2007. In the Sacramento Basin, we are continuing our multi-year drilling program and our hydraulic fracturing program and anticipate production increases from both. We also expect production to increase in the Hastings complex as a result of the enhancement of our water processing and injection capabilities and the continuation of our workover and recompletion program. At the Manvel field, we are implementing a similar redevelopment program to increase production by upgrading our fluid handling and injection capacity and performing workovers and recompletions. We expect production in the second quarter of the year to be similar to the level achieved in the first quarter due primarily to scheduled downtime affecting operations in the South Ellwood and Sockeye fields, and for production to increase in the second half of the year. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, and other factors, including those referenced in "Risk Factors."

        Commodity Prices.    Rising oil and natural gas prices have contributed to significant increases in our oil and natural gas sales in recent periods, including the first quarter of 2008. Rising commodity prices have also caused us to incur substantial unrealized commodity derivative losses. These unrealized losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. Oil and natural gas prices have continued to rise in the second quarter of 2008. If this trend persists, it is likely that we will continue to experience increases in our oil and natural gas sales and significant unrealized commodity derivative losses, at least in the near term. Oil and natural gas prices are affected by many factors outside of our control, including changes in worldwide supply and demand, and we cannot predict future changes in those prices.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the quarters ended March 31, 2007 and 2008.

	Three Months Ended March 31,
	2007	2008
Production Volume:
Oil (MBbls)	883	984
Natural gas (MMcf)	4,244	5,576
MBOE	1,590	1,913
Daily Average Production Volume:
Oil (Bbls/d)	9,811	10,813
Natural gas (Mcf/d)	47,156	61,275
BOE/d	17,670	21,026
Oil Price per Bbl Produced (in dollars):
Realized price	$49.26	$90.84
Realized commodity derivative loss and amortization of commodity derivative premiums	0.35	(18.49)

Net realized price	$49.61	$72.35

Natural Gas Price per Mcf (in dollars):
Realized price	$7.12	$7.88
Realized commodity derivative loss and amortization of commodity derivative premiums	(0.03)	(0.01)

Net realized price	$7.09	$7.87

Average Sale Price per BOE(1)	$45.54	$59.21

Expense per BOE:
Production expenses(2)	$15.78	$16.73
Transportation expenses	1.18	0.68
Depreciation, depletion and amortization	12.96	16.33
General and administrative expense(3)	6.16	4.74
Interest expense	8.38	7.63

(1)
Amounts shown are based on oil and natural gas sales, net of inventory changes, realized commodity derivative gains (losses), and amortization of commodity derivative premiums, divided by sales volumes.

(2)
Production expenses are comprised of oil and natural gas production expenses and production taxes.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007

        Oil and Natural Gas Revenues.    Oil and natural gas revenues increased $63.4 million (86%) to $137.0 million for the quarter ended March 31, 2008 from $73.6 million for the same period in 2007. The increase was primarily due to a 20% increase in production and a 30% increase in average sales prices as described below.

        Oil revenues increased by $49.6 million (114%) in the first quarter of 2008 to $93.0 million compared to $43.4 million in the first quarter of 2007. Oil production rose 11%, with production of 984 MBbl in the first quarter of 2008 compared to 883 MBbl in the first quarter of 2007. The production increase was attributable primarily to the acquisition of the Manvel field in April 2007 and the West Montalvo field in May 2007 and to our workover program in the Hastings complex. Our average realized price for oil increased $41.58 (84%) to $90.84 per Bbl for the period.

        Natural gas revenues increased $13.7 million (45%) in the first quarter of 2008 to $44.0 million compared to $30.2 million in the first quarter of 2007. Natural gas production increased 31%, with production of 5,576 MMcf in the first quarter of 2008 compared to 4,244 MMcf in the first quarter of 2007. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. These factors were partially offset by decreases in natural gas production at the South Ellwood field and the Santa Clara Federal Unit. Our average realized price for natural gas increased $0.76 (11%) to $7.88 per Mcf for the period.

        Commodity Derivatives and Other Revenues.    The following table sets forth the components of commodity derivative losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2008
Realized commodity derivative gains (losses)	$174	$(18,263)
Unrealized commodity derivative gains (losses)	(16,990)	(54,609)
Amortization of derivative premiums and other comprehensive loss	(1,898)	(2,057)

Total	$(18,714)	$(74,929)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the first quarter of 2008 reflect the settlement of contracts at prices above the relevant strike prices. Unrealized commodity derivative losses represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative losses reflects an increase in the notional volumes under derivative contracts outstanding in the 2008 period and an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The increase in amortization of derivative premiums and other comprehensive losses in the 2008 period reflect additional premiums paid in connection with the additional contracts outstanding in 2008.

        Other revenue of $0.8 million in the first quarter of 2008 was unchanged relative to the same period in 2007.

        As a result of the foregoing factors, total revenues increased $7.1 million (13%) to $62.8 million in the first quarter of 2008, compared to $55.7 million in the first quarter of 2007.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, increased $6.9 million (28%) to $32.0 million in the first quarter of 2008 from $25.1 million in the first quarter of 2007. The increase was primarily due to production expenses attributable to the Manvel and West Montalvo acquisitions, the workover program at the Hastings complex and an increase in the number of producing wells at other Venoco properties. On a per unit basis, LOE declined to $14.68 per BOE in the first quarter of 2008 from $15.09 per BOE in the same period in 2007, but this was more than offset by the effect of an increase of approximately 1% in production/property taxes as a percentage of oil and natural gas revenue. The tax increase was due to higher property tax assessments on mineral rights.

        Transportation Expenses.    Transportation expenses decreased 31%, from $1.9 million in the first quarter of 2007 to $1.3 million in the first quarter of 2008. Barge deliveries were made to a refinery closer to our Ellwood Marine Terminal in the 2008 period, resulting in decreased costs for those deliveries. On a per BOE basis, transportation expenses decreased $0.50 per BOE, from $1.18 per BOE in the first quarter of 2007 to $0.68 per BOE in the first quarter of 2008.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $10.6 million (52%) to $31.2 million in the first quarter of 2008 from $20.6 million in the first quarter of 2007. DD&A expense rose $3.37 per BOE, from $12.96 per BOE in the first quarter of 2007 to $16.33 per BOE in the first quarter of 2008. The increase was primarily due to a higher depletion expense resulting from the increase in our oil and natural gas property cost as a result of the Manvel and West Montalvo acquisitions in the second quarter of 2007 and the increase in oil and natural gas property costs during the period resulting from our capital expenditure program.

        Accretion of Abandonment Liability.    Accretion expense was $1.0 million in the first quarter of 2008 compared to $0.8 million in the first quarter of 2007. The increase was due to accretion from the properties acquired in the Manvel and West Montalvo acquisitions and from new wells drilled and completed in 2007 and the first quarter of 2008.

        General and Administrative (G&A).    G&A expense decreased $0.7 million (7%) to $9.1 million in the first quarter of 2008 from $9.8 million in the first quarter of 2007. The decrease resulted primarily from a decrease of $0.8 million in charges for the settlement of employment contracts and an increase in the G&A costs that were capitalized for payroll and related overhead for activities that are directly related to our development, exploitation, exploration and acquisition efforts. These factors more than offset costs arising from increases in our professional staff and related infrastructure. Non-cash SFAS 123R compensation expense charged to G&A increased $0.2 million (15%) from $1.1 million in 2007 to $1.3 million in 2008 as a result of equity compensation awards made in 2007 and the first quarter of 2008.

        Financing Costs and Other.    Financing costs and other increased $15.0 million (103%) to $29.6 million in the first quarter of 2008 from $14.6 million in the first quarter of 2007. Interest expense, net of interest income, increased $1.3 million (10%) from $13.3 million in the first quarter of 2007 to $14.6 million in the first quarter of 2008. The increase was primarily due to an increase in average debt outstanding in the period partially offset by lower interest rates. Amortization of deferred loan costs decreased $0.2 million, from $1.2 million in the first quarter of 2007 to $1.0 million in the 2008 period, primarily as a result of the write-off of deferred loan costs in connection with the refinancing of our term loan facility in the second quarter of 2007. Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $13.6 million in the first quarter of 2008 and $24,000 in the 2007 period. The change between periods is the result of an increase in the notional amount of debt covered by the interest rate swap and a decrease in estimated interest rates used to determine the fair value of the derivative instruments.

        Income tax expense.    The net loss in the first quarter of 2008 resulted in an income tax benefit of $15.9 million compared to the income tax benefit of $6.6 million for the first quarter of 2007.

        Net Income.    The net loss for the first quarter of 2008 was $25.5 million compared to a net loss of $10.4 million for the same period in 2007. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Cash provided by operating activities	$33,691	$40,508
Cash used in investing activities	(77,788)	(87,397)
Cash provided by (used in) financing activities	41,953	51,551

        Net cash provided by operating activities was $40.5 million in the first quarter of 2008 compared with $33.7 million in the first quarter of 2007. Cash flows from operating activities in the first quarter of 2008 were favorably impacted by increases in commodity prices and production from properties acquired and our development program. Cash flows from operating activities were unfavorably impacted in the first quarter of 2008 by increases in receivables and decreases in accounts payable and accrued liabilities. Cash flows from operating activities in the 2007 period were favorably impacted by increases in accounts payable and accrued expenses.

        Net cash used in investing activities was $87.4 million in the first quarter of 2008 compared with $77.8 million in the first quarter of 2007. The primary investing activities in the first quarter of 2008 include $86.4 million in capital expenditures on oil and natural gas properties related to our 2008 capital expenditure program. The primary investing activities in the first quarter of 2007 include $75.9 million in capital expenditures on oil and gas properties.

        Net cash provided by financing activities was $51.6 million in the first quarter of 2008 compared to $42.0 million in the first quarter of 2007. The primary financing activities in the first quarter of 2008 were $49.1 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs. The primary financing activities in the first quarter of 2007 were $40.3 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. In 2008, we expect that our exploration, exploitation and development capital expenditures will be approximately $235.0 million, although we may increase this amount modestly if oil and natural gas prices remain at high levels. We expect to be able to finance our capital expenditures for the remainder of the year primarily with cash flow from operations before working capital adjustments. We expect to supplement our capital budget with additional amounts borrowed under our revolving credit facility, in particular to satisfy short-term working capital needs, but do not currently expect our total indebtedness to increase significantly by the end of 2008 relative to total current indebtedness. As of May 9, 2008, we had $117.3 million in unused borrowing capacity under the revolving credit facility. Uncertainties relating to our capital resources and requirements in 2008 include a possible expansion of our exploration, exploitation and development capital expenditure budget, uncertainties associated with the planned master limited partnership offering discussed below and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. In addition, we have entered into an agreement pursuant to which Denbury Resources Inc. has an option to acquire our interest in part of the Hastings complex for cash or by entering into a volumetric production payment or similar arrangement with us. If the option is exercised, the consideration we would receive would be a significant additional source of liquidity, subject to potential mandatory repayment requirements under our credit facilities. However, we would not expect to receive any such consideration until the first quarter of 2009 at the earliest.

        Master Limited Partnership.    A recently-formed subsidiary of ours, Venoco Acquisition Company, L.P., which we refer to as the master limited partnership or the MLP, has filed a preliminary registration statement on Form S-1 in connection with a proposed offering of common units representing limited partnership interests in the MLP. We expect to capitalize the MLP through the contribution of our interests in certain onshore fields in California and a portion of our interests in the South Ellwood field. We anticipate receiving an initial cash distribution in connection with the offering of MLP interests, but the amount of the distribution, if any, has not been determined. We currently expect to use any such distribution, net of any required tax payments, to reduce indebtedness under one or both of our credit facilities or to repurchase or redeem some or all of our senior notes. The nature, amount and timing of such a reduction in indebtedness will depend on a variety of factors, including the amount of the distribution and the amount then outstanding under our revolving credit facility. In some circumstances, we would be required to use some or all of the distribution to reduce the amount outstanding under the revolving credit facility. Our plans with respect to the MLP, the MLP offering and any related distribution to us may change, and we cannot assure you that any MLP offering will be completed. We expect the MLP offering to be completed only if capital market conditions are favorable. This report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

        Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. In May 2008 we amended the facility to, among other things, extend its maturity to March 2011. The borrowing base under the facility is currently $200.0 million. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict our ability to incur indebtedness and financial covenants that require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA (as defined in the agreement). The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The completion of the MLP offering could result in a reduction of the borrowing base under the facility, and thus require us to prepay some of the borrowings then outstanding under the facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        Second Lien Term Loan.    We entered into a $500.0 million senior secured second lien term loan agreement in May 2007. The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict our ability to incur additional indebtedness. The covenants and other terms of the agreement contain exceptions that are intended to permit us to form an MLP and certain related entities, to contribute assets to the MLP, to sell securities of the MLP and to cause the MLP to incur indebtedness and issue securities, subject in each case to the satisfaction of certain requirements. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis thereafter. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets.

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

        Senior Notes.    We issued $150.0 million of our senior notes in December 2004. The notes bear interest at 8.75% per year and will mature on December 15, 2011. We may redeem the notes after December 15, 2008, initially at a redemption price equal to 104.375% of the principal amount. In addition, before December 15, 2008, we may redeem all or part of the notes at a specified "make-whole" price. Upon the occurrence of a change of control of our company, each holder of notes may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of those notes, plus any accrued and unpaid interest. The indenture governing the notes also contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets. The notes are secured with the second lien term loan on an equal and ratable basis.

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

Off-Balance Sheet Arrangements

        At March 31, 2008, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Oil.    As of March 31, 2008, we had entered into option (including collar) agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Crude oil derivatives at March 31, 2008 for production:
April 1—December 31, 2008	11,100	$63.74	9,100	$79.81
January 1—December 31, 2009	7,983	$59.58	7,983	$82.60
January 1—December 31, 2010	7,150	$62.34	7,150	$83.66
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

        Natural Gas.    As of March 31, 2008, we had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas derivatives at March 31, 2008 for production:
April 1—December 31, 2008	32,650	$7.56	31,075	$11.42
January 1—December 31, 2009	23,125	$7.60	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2008 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	3,450	$52.00/$75.00	Jan 1—Jun 30, 08
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1—Dec 31, 08
Collar	NYMEX	800	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	(150)	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	1,000	$70.00/$130.75	Mar 1—Dec 31, 08
Put	NYMEX	2,000	$80.00	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1—Dec 31, 09
Collar	NYMEX	750	$60.00/$82.75	Jan 1—Dec 31, 09
Collar	NYMEX	(700)	$60.00/$82.75	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$70.00/$140.00	Jan 1—Dec 31, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1—Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1—Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1—Dec 31, 10
Collar	NYMEX	650	$60.00/$81.75	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$70.00/$150.00	Jan 1—Dec 31, 10
Collar	NYMEX	2,000	$70.00/$144.75	Jan 1—Dec 31, 11
Collar	NYMEX	2,000	$70.00/$141.00	Jan 1—Dec 31, 11
Collar	NYMEX	3,000	$70.00/$140.00	Jan 1—Dec 31, 11

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Put	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call	NYMEX	4,513	$12.15 Cap	Jan 1—Jun 30, 08
Call	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Collar	NYMEX	5,700	$7.75/$10.05	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1—Dec 31, 08
Collar	NYMEX	1,450	$8.00/$12.95	Jan 1—Dec 31, 08
Collar	NYMEX	12,000	$7.50/$11.75	Mar 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1—Dec 31, 09
Collar	NYMEX	4,000	$7.30/$9.85	Jan 1—Dec 31, 09
Collar	NYMEX	1,125	$8.00/$12.00	Jan 1—Dec 31, 09
Collar	NYMEX	8,500	$7.50/$11.15	Jan 1—Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1—Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$7.00/$9.10	Jan 1—Dec 31, 10
Collar	NYMEX	900	$7.50/$12.20	Jan 1—Dec 31, 10
Collar	NYMEX	6,000	$7.50/$11.95	Jan 1—Dec 31, 10
Collar	NYMEX	12,000	$7.50/$13.50	Jan 1—Dec 31, 11

        In May 2008, the Company entered into two NYMEX natural gas put contracts for 2009 production to establish a minimum price of $8.50 on a total of 20,000 MMbtu per day.

        We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities attempt to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our ability to fund expected capital expenditures. Finally, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

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

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of May 9, 2008, there was approximately $582.0 million outstanding under those facilities. We have entered into two interest rate swap transactions to limit our exposure to changes in interest rates with respect to our second lien term loan facility. In May 2006, we entered into a swap to lock in our interest cost on $200.0 million of borrowings through May 2008. In June 2007, we entered into a second swap to lock in our interest cost on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed under the revolving credit facility. A 1.0% increase in interest rates on unhedged variable rate borrowings of $92.0 million at March 31, 2008 would result in additional annualized interest expense of $0.9 million. As of March 31, 2008, the fair value of our interest rate derivatives was a liability of $31.4 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits

Exhibit Number	Exhibit
10.1	Venoco, Inc. 2007 Senior Executive Bonus Plan, as amended.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2008

VENOCO, INC.

By:	/s/ TIMOTHY M. MARQUEZ

	Name:	Timothy M. Marquez
	Title:	Chairman and Chief Executive Officer

By:	/s/ TIMOTHY A. FICKER

	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer