Form 10-Q
period 2008-06-30
Venoco, Inc.
filed 2008-08-07
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        As of June 30, 2008, there were 51,457,224 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected production and expenses in 2008, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels, our receipt of approvals relating to the South Ellwood full-field development project and the possible exercise by Denbury Resources of its option to purchase an interest in the Hastings complex. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,735	$4,547
Accounts receivable, net of allowance for doubtful accounts of $850 at December 31, 2007 and June 30, 2008	55,597	72,727
Inventories	10,377	8,724
Prepaid expenses and other current assets	4,391	2,474
Income tax receivable	6,725	6,625
Deferred income taxes	21,967	82,167
Commodity derivatives	7,780	11,221

Total current assets	116,572	188,485

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $12,034 and $14,592 for unproved properties were excluded from amortization at December 31, 2007 and June 30, 2008, respectively)	1,331,531	1,482,770
Drilling equipment	14,460	14,460
Other property and equipment	17,208	19,209

Total property, plant and equipment	1,363,199	1,516,439
Accumulated depletion, depreciation and amortization	(232,167)	(293,249)

Net property, plant and equipment	1,131,032	1,223,190

OTHER ASSETS:
Commodity derivatives	3,768	3,150
Deferred loan costs	9,699	8,678
Other	4,414	1,339
Deferred income taxes	—	44,856

Total other assets	17,881	58,023

TOTAL ASSETS	$1,265,485	1,469,698

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$82,094	$68,347
Undistributed revenue payable	11,298	12,864
Interest payable	6,839	5,722
Current maturities of long-term debt	3,449	4,425
Commodity and interest derivatives	68,756	230,205

Total current liabilities	172,436	321,563
LONG-TERM DEBT	691,896	740,204
DEFERRED INCOME TAXES	16,607	—
COMMODITY AND INTEREST DERIVATIVES	87,224	298,399
ASSET RETIREMENT OBLIGATIONS	51,720	56,533

Total liabilities	1,019,883	1,416,699
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 50,593,403 and 51,457,224 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively)	506	514
Additional paid-in capital	309,887	314,924
Retained earnings (accumulated deficit)	(62,462)	(260,487)
Accumulated other comprehensive loss	(2,329)	(1,952)

Total stockholders' equity	245,602	52,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,485	$1,469,698

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
REVENUES:
Oil and natural gas sales	$89,930	$167,132	$163,358	$303,797
Other	752	915	1,565	1,700

Total revenues	90,682	168,047	164,923	305,497
EXPENSES
Oil and natural gas production	25,946	33,138	51,033	65,147
Transportation expense	1,407	1,382	3,284	2,679
Depletion, depreciation and amortization	23,556	29,870	44,155	61,116
Accretion of asset retirement obligations	844	1,028	1,617	2,021
General and administrative, net of amounts capitalized	7,238	12,165	17,033	21,231

Total expenses	58,991	77,583	117,122	152,194

Income (loss) from operations	31,691	90,464	47,801	153,303
FINANCING COSTS AND OTHER:
Interest expense, net	15,823	13,169	29,102	27,758
Amortization of deferred loan costs	985	889	2,230	1,888
Interest rate derivative losses (gains), net	189	(9,908)	237	4,063
Loss on extinguishment of debt	12,063	—	12,063	—
Commodity derivative losses, net	7,854	364,783	26,357	439,419

Total financing costs and other	36,914	368,933	69,989	473,128

Income (loss) before income taxes	(5,223)	(278,469)	(22,188)	(319,825)
Income tax provision (benefit)	(2,100)	(105,900)	(8,700)	(121,800)

Net income (loss)	$(3,123)	$(172,569)	$(13,488)	$(198,025)

Earnings per common share:
Basic	$(0.07)	$(3.43)	$(0.32)	$(3.94)
Diluted	$(0.07)	$(3.43)	$(0.32)	$(3.94)
Weighted average common shares outstanding:
Basic	42,812	50,347	42,801	50,287
Diluted	42,812	50,347	42,801	50,287

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$(3,123)	$(172,569)	$(13,488)	$(198,025)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	354	197	484	377
Changes in fair value of effective portion of outstanding hedging positions	—	—	(2,740)	—

Other comprehensive income (loss)	354	197	(2,256)	377

Comprehensive income (loss)	$(2,769)	$(172,372)	$(15,744)	$(197,648)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,488)	$(198,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	44,155	61,116
Accretion of abandonment liability	1,617	2,021
Deferred income taxes (benefit)	(8,800)	(121,900)
Share-based compensation	2,600	2,520
Amortization of deferred loan costs	2,230	1,888
Loss on extinguishment of debt	12,063	—
Unrealized interest rate swap derivative losses	181	340
Amortization of bond discounts and other non-cash interest	779	254
Unrealized commodity derivative losses and amortization of premiums and other comprehensive loss	27,168	383,914
Changes in operating assets and liabilities:
Accounts receivable	(6,648)	(17,130)
Inventories	574	1,653
Prepaid expenses and other current assets	2,888	1,861
Income tax receivable	(680)	100
Other assets	(1,063)	3,075
Accounts payable and accrued liabilities	7,383	(1,658)
Undistributed revenue payable	(1,773)	1,566
Net premiums paid on derivative contracts	(2,079)	(13,839)

Net cash provided by operating activities	67,107	107,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(149,024)	(156,583)
Acquisitions of oil and natural gas properties	(116,430)	(4,624)
Expenditures for drilling equipment	(129)	—
Expenditures for other property and equipment	(3,081)	(2,481)

Net cash used in investing activities	(268,664)	(163,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	705,421	135,000
Principal payments on long-term debt	(492,303)	(93,787)
Payments for deferred loan costs	(4,790)	(811)
Premium to retire debt	(3,489)	—
Proceeds from derivative premium financing	1,676	7,817
Proceeds from exercise of stock options	208	2,530
Excess income tax benefits from share-based compensation	1,053	—
Stock issuance costs	—	(5)

Net cash provided by financing activities	207,776	50,744

Net increase (decrease) in cash and cash equivalents	6,219	(5,188)
Cash and cash equivalents, beginning of period	8,364	9,735

Cash and cash equivalents, end of period	$14,583	$4,547

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$29,961	$28,795
Cash paid for income taxes	$780	—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$42,725	$29,474
Decrease (increase) in accrued capital expenditures	$(3,210)	$13,206

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the six months ended June 30, 2008, the Company's overall effective tax rate for continuing operations was different than the statutory rate of 35% primarily due to state income taxes. The Company expects its effective tax rate to be approximately 38% for the remainder of 2008.

        Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share. Basic earnings per common share of stock is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding used to calculate basic net income (loss) per share excludes the effect of non-vested restricted shares subject to future vesting. As those restricted shares vest, they will be included in the shares outstanding used to calculate basic earnings per common share (although all restricted shares are issued and outstanding upon grant). Diluted earnings per common share of stock is calculated by dividing net income by the weighted average number of common shares outstanding and other dilutive securities. The Company's dilutive securities include non-qualified stock option awards and non-vested restricted shares with service conditions. Non-vested restricted shares with service and market conditions are excluded from basic earnings per common share calculations until they vest.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Dilutive	—	—	—	—
Anti-dilutive	4,765,913	4,022,266	4,748,156	4,086,883

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$(3,123)	$(172,569)	$(13,488)	$(198,025)
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$(3,123)	$(172,569)	$(13,488)	$(198,025)

Basic weighted average common shares outstanding	42,812	50,347	42,801	50,287
Add: dilutive effect of stock options	—	—	—	—
Add: dilutive effect of non-vested restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	42,812	50,347	42,801	50,287

Basic earnings per common share	$(0.07)	$(3.43)	$(0.32)	$(3.94)
Diluted earnings per common share	$(0.07)	$(3.43)	$(0.32)	$(3.94)

        Reclassifications—The Company made certain reclassifications to prior period condensed consolidated statements of operations to be consistent with the current presentation. The condensed consolidated statements of operations were modified to separately disclose interest rate derivative losses. In addition, commodity derivative losses were reclassified from revenues to financing costs and other in the condensed consolidated statements of operations so as not to distort revenue trends with significant non-designated future economic hedging. These reclassifications had no impact on the Company's financial position, income (loss) before taxes or cash flows from operating, investing or financing activities.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value Measurements—In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for all financial and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing for unproved properties, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

        Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, options and collars that are valued similar to the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

industry-standard models described above, however, these derivatives are classified in Level 3 because of inputs that may not be observable.

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of June 30, 2008
Assets (Liabilities):
Commodity derivatives	$—	$14,371	$—	$14,371
Commodity derivatives	—	(510,458)	—	(510,458)
Interest rate swaps	—	(18,146)	—	(18,146)

        The fair value of the interest rate swaps are valued using Level 2 fair value methodologies. The Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the forward curve for interest rates based on quoted market prices.

        In the first quarter of 2008, commodity derivative instruments were classified as a Level 3 measurement because the Company was unable to document certain observable factors. In the second quarter of 2008, the commodity derivatives previously classified as a Level 3 measurement were transferred to a Level 2 measurement classification due to additional documentation obtained by the Company to support such a classification. The table below presents a reconciliation for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2008 (in thousands).

Six Months Ended June 30, 2008
Beginning Balance	$(126,625)
Realized and Unrealized Losses(1)	(56,373)
Purchases, issuances and settlements	8,510
Transfers in and out of Level 3	174,488

Balance as of June 30, 2008	$—

Change in unrealized gains (losses) included in earnings relating to Level 3 derivatives still held as of June 30, 2008	$—

    (1)
    Realized and unrealized losses are included in commodity derivative losses, net in the consolidated statement of operations.

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

        The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2007 gives effect to the West Montalvo and Manvel acquisitions as if they had been completed as of January 1, 2007. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on information available at the time they were prepared (in thousands, except per share amounts) (unaudited).

Six Months Ended June 30, 2007
Pro Forma
Total revenues	$147,911
Net income (loss)	$(11,431)
Basic earnings per common share	$(0.27)
Diluted earnings per common share	$(0.27)

         Willows-Beehive.    The Company acquired additional working interests in the Arbuckle, Beehive Bend, and Bounde Creek fields in March 2008 for approximately $4.5 million. All fields are located in the Sacramento Basin in California.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Revolving credit agreement due March 2011	$42,000	$85,000
Second lien term loan due September 2011	500,000	500,000
8.75% senior notes due December 2011	149,453	149,521
Financed derivative premiums due through 2011	3,892	10,108

Total long-term debt	695,345	744,629
Less: current portion of long-term debt	3,449	4,425

Long-term debt, net of current portion	$691,896	$740,204

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

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

Company's obligations to hedging counterparties that are or were also lenders, or affiliates of lenders, under the revolving credit agreement. Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA. As of August 6, 2008, the Company had available borrowing capacity of $119.3 million (net of $0.7 million in outstanding letters of credit) under the revolving credit facility.

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

        The Company was in compliance with all debt covenants at June 30, 2008.

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

        The components of commodity derivative losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Realized commodity derivative (gains) losses	$151	$37,856	$(23)	$56,119
Amortization of commodity derivative premiums	1,842	1,765	3,529	3,529
Unrealized commodity derivative (gains) losses:
Change in fair value of derivatives that do not qualify for hedge accounting	5,861	325,162	22,964	379,771
Ineffective portion of derivatives qualifying for hedge accounting	—	—	(113)	—

Total unrealized commodity derivative (gains) losses	5,861	325,162	22,851	379,771

Commodity derivative (gains) losses	$7,854	$364,783	$26,357	$439,419

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (loss) for those commodity derivatives that qualify as cash flow hedges. The net mark-to-market loss on outstanding derivatives on the date the Company discontinued hedge accounting included in accumulated other comprehensive loss of $8.3 million ($5.1 million after tax) is being amortized into future earnings as the original hedged transactions affect earnings. This change in reporting has no impact on the Company's reported cash flows, although future results of operations are affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices. The Company amortized accumulated other

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

comprehensive loss into oil and natural gas sales of $0.6 million and $0.3 million during the quarters ended June 30, 2007 and 2008, respectively, and $0.8 million and $0.6 million for the six month periods ended June 30, 2007 and 2008, respectively.

        As of June 30, 2008, the remaining unrealized derivative fair value loss of $3.1 million ($2.0 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize net unrealized derivative losses of $2.0 million ($1.2 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

         Crude Oil Agreements.    As of June 30, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at June 30, 2008 for production:
July 1—December 31, 2008	11,100	$63.92	9,100	$79.92
January 1—December 31, 2009	7,983	$59.58	7,983	$82.60
January 1—December 31, 2010	7,150	$62.34	7,150	$83.66
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

         Natural Gas Agreements.    As of June 30, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at June 30, 2008 for production:
July 1—December 31, 2008	32,650	$7.56	31,032	$11.35
January 1—December 31, 2009	43,125	$8.02	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

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

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Realized interest rate derivative (gains) losses	$31	$3,307	$55	$3,724
Unrealized interest rate derivative (gains) losses	158	(13,215)	182	339

Interest rate derivative (gains) losses, net	$189	$(9,908)	$237	$4,063

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2007 and June 30, 2008 are summarized below. The net fair value of the Company's derivatives increased by $369.8 million from a net liability of $144.4 million at December 31, 2007 to a net liability of $514.2 million at June 30, 2008 due to higher futures prices for crude oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, and lower estimated futures interest rates, which are used in the calculation of the fair value of interest derivatives. As of the dates indicated, the Company's derivative assets and liabilities consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Derivative assets:
Oil derivative contracts	$3,341	$8,844
Gas derivative contracts	8,207	5,527
Derivative liabilities:
Oil derivative contracts	(134,505)	(466,649)
Gas derivative contracts	(3,668)	(43,809)
Interest rate derivative contracts	(17,807)	(18,146)

Net derivative liability	$(144,432)	$(514,233)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2007 and 2008 (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Asset retirement obligations at beginning of period	$42,049	$52,220
Revisions of estimated liabilities	1,201	768
Liabilities incurred	3,919	2,127
Liabilities settled	(52)	(103)
Accretion expense	1,617	2,021

Asset retirement obligations at end of period	48,734	57,033
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(5,813)	(500)

Long-term asset retirement obligations	$42,921	$56,533

6. CAPITAL STOCK

        The Company has 57.3 million shares of common stock issued or reserved for issuance at June 30, 2008, including 5.6 million shares reserved for issuance under the Company's stock incentive plans. At June 30, 2008, the Company has 51,457,224 common shares issued and outstanding, of which 849,646 shares are restricted stock granted under the Company's 2005 stock incentive plan. At June 30, 2008, the Company had approximately 3.8 million options outstanding and 1.8 million shares available to be issued pursuant to awards under its stock incentive plans.

7. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO. As of June 30, 2008, there are a total of 3,751,913 options outstanding with a weighted average exercise price of $9.41 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder's options will vest if the Company terminates the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the Company ceases.

        As of June 30, 2008, there are a total of 849,646 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 365,773 granted to its CEO. The restricted shares generally vest over a four year service period. The vesting of 485,851 of the shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. As of June 30, 2008, none of the shares subject to market conditions have vested.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation expense of $1.5 million and $1.2 million during the quarters ended June 30, 2007 and 2008, respectively, and $2.6 million and $2.5 million for the six month periods ended June 30, 2007 and 2008, respectively. As of June 30, 2008, there was $3.5 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 2.0 years and $8.1 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 3.3 years.

        The following summarizes the Company's stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,159,463	$9.19
Granted	—	—
Exercised	(384,960)	6.62
Cancelled	(22,590)	17.36

Outstanding, end of period	3,751,913	$9.41

Exercisable, end of period	2,617,010	$8.58

8. LITIGATION

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in late 2008. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

9. GUARANTOR FINANCIAL INFORMATION

        Company subsidiaries TexCal Energy (LP) LLC and its two subsidiaries, Catco Energy LLC and Whittier Pipeline Corp. (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of June 30, 2008. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$68,445	$21,485	$—	$—	$89,930
Other	617	35	1,232	(1,132)	752

Total revenues	69,062	21,520	1,232	(1,132)	90,682

EXPENSES:
Oil and natural gas production	17,161	8,373	412	—	25,946
Transportation expense	2,560	(91)	—	(1,062)	1,407
Depletion, depreciation and amortization	18,801	4,734	21	—	23,556
Accretion of abandonment liability	707	134	3	—	844
General and administrative, net of amounts capitalized	6,714	524	70	(70)	7,238

Total Expenses	45,943	13,674	506	(1,132)	58,991

Income from operations	23,119	7,846	726	—	31,691

FINANCING COSTS AND OTHER:
Interest expense, net	16,510	(26)	(661)	—	15,823
Amortization of deferred loan costs	985	—	—	—	985
Interest rate derivative losses, net	189				189
Loss on extinguishment of debt	12,063	—	—	—	12,063
Commodity derivative losses	7,854	—	—	—	7,854

Total financing costs and other	37,601	(26)	(661)	—	36,914

Equity in subsidiary income	5,679	—	—	(5,679)	—

Income (loss) before income taxes	(8,803)	7,872	1,387	(5,679)	(5,223)
Income tax provision (benefit)	(5,680)	3,038	542	—	(2,100)

Net income (loss)	$(3,123)	$4,834	$845	$(5,679)	$(3,123)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$120,452	$46,680	$—	$—	$167,132
Other	699	16	1,192	(992)	915

Total revenues	121,151	46,696	1,192	(992)	168,047

EXPENSES:
Oil and natural gas production	19,468	13,070	600	—	33,138
Transportation expense	2,297	4	—	(919)	1,382
Depletion, depreciation and amortization	23,715	6,132	23	—	29,870
Accretion of asset retirement obligations	815	197	16	—	1,028
General and administrative, net of amounts capitalized	11,239	926	73	(73)	12,165

Total expenses	57,534	20,329	712	(992)	77,583

Income from operations	63,617	26,367	480	—	90,464

FINANCING COSTS AND OTHER:
Interest expense, net	13,957	(6)	(782)	—	13,169
Amortization of deferred loan costs	889	—	—	—	889
Interest rate derivative losses, net	(9,908)	—	—	—	(9,908)
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses, net	364,783	—	—	—	364,783

Total financing costs and other	369,721	(6)	(782)	—	368,933

Equity in subsidiary income	17,180	—	—	(17,180)	—

Income (loss) before income taxes	(288,924)	26,373	1,262	(17,180)	(278,469)
Income tax provision (benefit)	(116,355)	9,980	475	—	(105,900)

Net income (loss)	$(172,569)	$16,393	$787	$(17,180)	$(172,569)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$128,677	$34,681	$—	$—	$163,358
Other	1,299	37	2,415	(2,186)	1,565

Total revenues	129,976	34,718	2,415	(2,186)	164,923

EXPENSES:
Oil and natural gas production	33,541	16,556	936	—	51,033
Transportation expense	5,330	—	—	(2,046)	3,284
Depletion, depreciation and amortization	35,941	8,179	35	—	44,155
Accretion of abandonment liability	1,357	253	7	—	1,617
General and administrative, net of amounts capitalized	15,462	1,570	141	(140)	17,033

Total Expenses	91,631	26,558	1,119	(2,186)	117,122

Income from operations	38,345	8,160	1,296	—	47,801

FINANCING COSTS AND OTHER:
Interest, net	30,437	(45)	(1,290)	—	29,102
Amortization of deferred loan costs	2,230	—	—	—	2,230
Interest rate derivative losses, net	237	—	—	—	237
Loss on extinguishment of debt	12,063	—	—	—	12,063
Commodity derivative losses, net	26,357	—	—	—	26,357

Total financing costs and other	71,324	(45)	(1,290)	—	69,989

Equity in subsidiary income	6,614	—	—	(6,614)	—

Income (loss) before income taxes	(26,365)	8,205	2,586	(6,614)	(22,188)
Income tax provision (benefit)	(12,877)	3,168	1,009	—	(8,700)

Net income (loss)	$(13,488)	$5,037	$1,577	$(6,614)	$(13,488)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$222,455	$81,342	$—	$—	$303,797
Other	1,382	25	2,403	(2,110)	1,700

Total revenues	223,837	81,367	2,403	(2,110)	305,497

EXPENSES:
Oil and natural gas production	40,379	23,819	949	—	65,147
Transportation expense	4,638	4	—	(1,963)	2,679
Depletion, depreciation and amortization	48,964	12,106	46	—	61,116
Accretion of asset retirement obligations	1,599	390	32	—	2,021
General and administrative, net of amounts capitalized	19,707	1,524	147	(147)	21,231

Total expenses	115,287	37,843	1,174	(2,110)	152,194

Income from operations	108,550	43,524	1,229	—	153,303

FINANCING COSTS AND OTHER:
Interest expense, net	29,304	(14)	(1,532)	—	27,758
Amortization of deferred loan costs	1,888	—	—	—	1,888
Interest rate derivative losses, net	4,063	—	—	—	4,063
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses, net	439,419	—	—	—	439,419

Total financing costs and other	474,674	(14)	(1,532)	—	473,128

Equity in subsidiary income	28,668	—	—	(28,668)	—

Income (loss) before income taxes	(337,456)	43,538	2,761	(28,668)	(319,825)
Income tax provision (benefit)	(139,431)	16,580	1,051	—	(121,800)

Net income (loss)	$(198,025)	$26,958	$1,710	$(28,668)	$(198,025)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2007

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,762	$973	$—	$—	$9,735
Accounts receivable	38,020	17,512	65	—	55,597
Inventories	5,217	5,160	—	—	10,377
Prepaid expenses and other current assets	4,391	—	—	—	4,391
Income taxes receivable	6,725	—	—	—	6,725
Deferred income taxes	21,967	—	—	—	21,967
Commodity derivatives	7,780	—	—	—	7,780

TOTAL CURRENT ASSETS	92,862	23,645	65	—	116,572

PROPERTY, PLANT & EQUIPMENT, NET	755,487	374,246	1,299	—	1,131,032
COMMODITY DERIVATIVES	3,768	—	—	—	3,768
INVESTMENTS IN AFFILIATES	431,083	—	—	(431,083)	—
OTHER	13,296	817	—	—	14,113

TOTAL ASSETS	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,524	$6,570	$—	$—	$82,094
Undistributed revenue payable	11,298	—	—	—	11,298
Interest payable	6,839	—	—	—	6,839
Current maturities of long-term debt	3,449	—	—	—	3,449
Commodity and interest derivatives	68,756	—	—	—	68,756

TOTAL CURRENT LIABILITIES:	165,866	6,570	—	—	172,436

LONG-TERM DEBT	691,896	—	—	—	691,896
DEFERRED INCOME TAXES	16,607	—	—	—	16,607
COMMODITY AND INTEREST DERIVATIVES	87,224	—	—	—	87,224
ASSET RETIREMENT OBLIGATIONS	40,587	10,317	816	—	51,720
INTERCOMPANY PAYABLES (RECEIVABLES)	48,714	(11,705)	(37,009)	—	—

TOTAL LIABILITIES	1,050,894	5,182	(36,193)	—	1,019,883

TOTAL STOCKHOLDERS' EQUITY	245,602	393,526	37,557	(431,083)	245,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

CONDENSED CONSOLIDATING BALANCE SHEETS

AT JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,546	$1	$—	$—	$4,547
Accounts receivable	51,398	21,124	205	—	72,727
Inventories	4,112	4,612	—	—	8,724
Prepaid expenses and other current assets	2,474	—	—	—	2,474
Income taxes receivable	6,625	—	—	—	6,625
Deferred income taxes	82,167	—	—	—	82,167
Commodity derivatives	11,221	—	—	—	11,221

TOTAL CURRENT ASSETS	162,543	25,737	205	—	188,485

PROPERTY, PLANT & EQUIPMENT, NET	832,649	389,301	1,240	—	1,223,190
COMMODITY DERIVATIVES	3,150	—	—	—	3,150
INVESTMENTS IN AFFILIATES	477,381	—	—	(477,381)	—
DEFERRED INCOME TAXES	44,856	—	—	—	44,856
OTHER	9,234	783	—	—	10,017

TOTAL ASSETS	$1,529,813	$415,821	$1,445	$(477,381)	$1,469,698

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$60,354	$7,993	$—	$—	$68,347
Undistributed revenue payable	12,864	—	—	—	12,864
Interest payable	5,722	—	—	—	5,722
Current maturities of long-term debt	4,425	—	—	—	4,425
Deferred income taxes	—	—	—	—	—
Commodity and interest derivatives	230,205	—	—	—	230,205

TOTAL CURRENT LIABILITIES:	313,570	7,993	—	—	321,563

LONG-TERM DEBT	740,204	—	—	—	740,204
DEFERRED INCOME TAXES	—	—	—	—	—
COMMODITY AND INTEREST DERIVATIVES	298,399	—	—	—	298,399
ASSET RETIREMENT OBLIGATIONS	44,724	10,961	848	—	56,533
INTERCOMPANY PAYABLES (RECEIVABLES)	79,917	(40,195)	(39,722)	—	—
OTHER LONG-TERM LIABILITIES	—	—	—	—	—

TOTAL LIABILITIES	1,476,814	(21,241)	(38,874)	—	1,416,699

TOTAL STOCKHOLDERS' EQUITY	52,999	437,062	40,319	(477,381)	52,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,529,813	$415,821	$1,445	$(477,381)	$1,469,698

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$53,677	$11,823	$1,607	$—	$67,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(89,917)	(59,107)	—	—	(149,024)
Acquisitions of oil and natural gas properties	(66,776)	(49,654)	—	—	(116,430)
Expenditures for property and equipment and other	(2,945)	(265)	—	—	(3,210)

Net cash provided by (used in) investing activities	(159,638)	(109,026)	—	—	(268,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(92,363)	93,988	(1,625)	—	—
Proceeds from long-term debt	705,421	—	—	—	705,421
Principal payments on long-term debt	(492,303)	—	—	—	(492,303)
Premium to retire debt	(3,489)	—	—	—	(3,489)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Deferred loan costs	(4,790)	—	—	—	(4,790)
Proceeds from exercise of stock options	208	—	—	—	208
Excess income tax benefits from share-based compensation	1,053	—	—	—	1,053

Net cash provided by (used in) financing activities	115,413	93,988	(1,625)	—	207,776

Net increase (decrease) in cash and cash equivalents	9,452	(3,215)	(18)	—	6,219
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364

Cash and cash equivalents, end of period	$9,440	$5,143	$—	$—	$14,583

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$68,275	$37,834	$1,647	$—	$107,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(129,790)	(26,806)	13	—	(156,583)
Acquisitions of oil and natural gas properties	(2,589)	(2,035)	—	—	(4,624)
Expenditures for property and equipment and other	(2,395)	(86)	—	—	(2,481)
Proceeds from sale of oil and natural gas properties	—	—	—	—	—
Acquisition of Texcal Energy, net of cash acquired	—	—	—	—	—

Net cash provided by (used in) investing activities	(134,774)	(28,927)	13	—	(163,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	11,539	(9,879)	(1,660)	—	—
Proceeds from long-term debt	135,000	—	—	—	135,000
Principal payments on long-term debt	(93,787)	—	—	—	(93,787)
Deferred loan costs	(811)	—	—	—	(811)
Premium to retire debt	—	—	—	—	—
Proceeds from derivative premium financing	7,817	—	—	—	7,817
Proceeds from issuance of common stock	—	—	—	—	—
Stock issuance costs	(5)	—	—	—	(5)
Proceeds from exercise of stock options	2,530	—	—	—	2,530
Excess income tax benefits from share-based compensation	—	—	—	—	—
Dividend paid to shareholder	—	—	—	—	—

Net cash provided by (used in) financing activities	62,283	(9,879)	(1,660)	—	50,744

Net increase (decrease) in cash and cash equivalents	(4,216)	(972)	—	—	(5,188)
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$4,546	$1	$—	$—	$4,547

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 21,033 BOE/d in the second quarter of 2008, compared to 21,026 BOE/d in the first quarter of 2008 and 19,628 BOE/d in the second quarter of 2007.

        In the execution of our strategy, our management is principally focused on increasing our reserves of oil and natural gas and on increasing annual production through development, exploitation and exploration activities and acquisitions. Our management is also focused on the risks and opportunities associated with current oil and natural gas prices, which remain high compared to longer-term historical averages, and on the goal of maximizing production rates while operating in a safe manner.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2008 is $235.0 million, of which approximately $143.8 million (excluding changes in accrued capital expenditures) was expended in the first half of the year. We expect to spend approximately 60% of the budgeted amount on projects in the Sacramento Basin, 25% in Southern California and 15% in Texas. Included in the budget is $25.0 million for exploration projects. If oil and natural gas prices remain at high levels, we may increase our capital expenditure budget to accelerate the development of some projects. The aggregate levels of capital expenditures for 2008, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2008 capital spending program:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2008 is on development activities in the West Montalvo field, where we are continuing an aggressive workover, recompletion and return to production program that we began when we acquired the field in May 2007. We worked over five wells and returned five wells to production during the first half of the year and plan to return an additional four wells to production later this year. We also plan to drill two new development wells in the field during the second half of the year. We plan to commission a seismic survey to assist us in designing and optimizing an infill development program. This survey will most likely be conducted in late 2008 or early 2009.

        In the Sockeye field, we continue to implement our waterflood program from platform Gail and are working on the evaluation and design of a possible expansion of the program. We redrilled one well as an injector and performed two successful workovers in the field during the second quarter. Three additional workovers are planned in view of the favorable production response from our initial efforts. We also continue to develop our plans for additional infill development drilling, waterflood expansion and natural gas production.

        In the South Ellwood field, the permitting process continues for our full-field development project. We received the draft environmental impact report for this project from the California State Lands Commission in June, and will now focus on the project approval hearings which we expect to commence later this year. Key components of the project include an extension of our current lease area (which would effectively double the size of the existing lease area) and the installation of an onshore oil transport pipeline to replace the existing barge. Development of the extended lease area can be accomplished from the field's existing platform.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We currently have five drilling rigs and five workover/completion rigs working in the basin and expect to drill over 110 new wells and perform more than 125 workovers and recompletions there during 2008. In the first half of 2008, we spudded 59 wells, completed 44 wells, and performed 55 workovers and recompletions in the basin.

        We also continue to pursue our hydraulic fracturing program in the basin, a program that could potentially enhance production and reserves significantly. We initiated the program in November 2007 and we fractured 35 wells during the first half of 2008. We are encouraged by the success of these early wells and are currently conducting a comprehensive analysis of the results in order to optimize future fracture stimulations in the basin. We currently plan to fracture more than 60 wells in the basin during the year.

Texas—Exploitation and Development

        In Texas, our focus in 2008 is on the continuation of our workover and recompletion programs in the Hastings complex and the Manvel field. During the first half of the year, we performed 61 workovers and recompletions and converted 14 wells into injectors at the Hastings complex. We are also focused on lowering operating expenses in the Hastings complex as we reduce our remediation and redevelopment activities there. At Manvel, we performed five workovers and converted one well to an injector during the first half of the year and have seen daily production increase by 22% from the first quarter to the second. During the second half of the year, we plan to continue our work at Hastings and Manvel and to drill up to three new development wells in other Texas fields.

Higher Impact Exploration Activities

        In 2008, we expect to drill as many as fifteen higher impact exploration wells. During the first half of the year we drilled one higher impact exploration well in Texas and three in the Sacramento Basin. The Texas well is a new discovery in our South Liberty field.

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

Certain Trends Affecting our Results of Operations

         Expected Production.    We expect that the continued execution of our capital expenditure program will result in increases in our average net production from each of our operating areas over the remainder of 2008. In Southern California, we expect to achieve production increases from the drilling and workover/recompletion programs we began in the West Montalvo field in 2007 and the workover program we began this year on Platform Gail in the Sockeye field. In the Sacramento Basin, we are continuing our multi-year drilling program and our hydraulic fracturing program and anticipate production increases from both. We continue to assess and develop plans for a further expansion of our activities in the area. We also expect production to increase in the Hastings complex as a result of the enhancement of our water processing and injection capabilities and the continuation of our workover and recompletion program. At the Manvel field, we are implementing a similar redevelopment program to increase production by upgrading our fluid handling and injection capacity and performing workovers and recompletions. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, and other factors, including those referenced in "Risk Factors."

         Commodity Prices.    Rising oil and natural gas prices have contributed to significant increases in our oil and natural gas sales in recent periods, including the first half of 2008. Rising commodity prices have also caused us to incur substantial unrealized commodity derivative losses. These unrealized losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. If oil and natural gas prices continue to rise, it is likely that we will continue to experience increases in our oil and natural gas sales and significant unrealized commodity derivative losses, at least in the near term. Oil and natural gas prices are affected by many factors outside of our control, including changes in worldwide supply and demand, and we cannot predict future changes in those prices.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Production Volume:
Oil (MBbls)	1,006	975	1,889	1,959
Natural gas (MMcf)	4,681	5,634	8,925	11,210
MBOE	1,786	1,914	3,377	3,827
Daily Average Production Volume:
Oil (Bbls/d)	11,055	10,714	10,436	10,764
Natural gas (Mcf/d)	51,440	61,912	49,309	61,593
BOE/d	19,628	21,033	18,654	21,030
Oil Price per Bbl Produced (in dollars):
Realized price	$56.37	$114.37	$53.04	$102.55
Realized commodity derivative gain (loss) and amortization of commodity derivative premiums	(0.10)	(38.44)	0.11	(28.42)

Net realized price	$56.27	$75.93	$53.15	$74.13

Natural Gas Price per Mcf (in dollars):
Realized price	$6.96	$10.39	$7.04	$9.14
Realized commodity derivative loss and amortization of commodity derivative premiums	(0.01)	(0.07)	(0.02)	(0.04)

Net realized price	$6.95	$10.32	$7.02	$9.10

Average Price per BOE(1)	$48.42	$67.46	$47.09	$63.25
Expense per BOE:
Production expenses(2)	$14.53	$17.31	$15.11	$17.02
Transportation expenses	0.79	0.72	0.97	0.70
Depreciation, depletion and amortization	13.19	15.61	13.08	15.97
General and administrative expense(3)	4.05	6.36	5.04	5.55
Interest expense	8.86	6.88	8.62	7.25

(1)
Amounts shown are based on oil and natural gas sales, net of inventory changes, realized commodity derivative gains (losses), and amortization of commodity derivative premiums, divided by sales volumes.

(2)
Production expenses are comprised of lease operating expenses and production/property taxes.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2008 to Quarter Ended June 30, 2007

         Oil and Natural Gas Sales.    Oil and natural gas sales increased $77.2 million (86%) to $167.1 million for the quarter ended June 30, 2008 from $89.9 million for the same period in 2007. The increase was primarily due to a 39% increase in average sales prices and a 7% increase in production as described below.

        Oil sales increased by $51.1 million (89%) in the second quarter of 2008 to $108.6 million compared to $57.5 million in the second quarter of 2007. Oil production decreased by 3%, with production of 975 MBbl in the second quarter of 2008 compared to 1,006 MBbl in the second quarter of 2007. The production decrease was primarily related to scheduled downtime in the Sockeye and South Ellwood fields in April and June 2008, respectively. The decrease was partially offset by the effect of a full quarter of production from the West Montalvo field, which was acquired in May 2007. Our average realized price for oil increased $58.00 (103%) to $114.37 per Bbl for the period.

        Natural gas sales increased $26.1 million (80%) in the second quarter of 2008 to $58.5 million compared to $32.4 million in the second quarter of 2007. Natural gas production increased 20%, with production of 5,634 MMcf in the second quarter of 2008 compared to 4,681 MMcf in the second quarter of 2007. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. These increases were partially offset by decreases in natural gas production in the South Ellwood field due to the scheduled downtime. Our average realized price for natural gas increased $3.43 (49%) to $10.39 per Mcf for the period.

         Other Revenues.    Other revenue remained relatively constant at $0.9 million in the second quarter of 2008 compared to $0.8 million in the second quarter of 2007.

         Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, increased $7.2 million (28%) to $33.1 million in the second quarter of 2008 from $25.9 million in the second quarter of 2007. The increase was primarily due to maintenance costs related to the scheduled downtime at South Ellwood, production expenses attributable to the Montalvo and Manvel acquisitions, which reflect a full quarter of expense in 2008, the workover program at the Hastings complex and an increase in the number of producing wells at other properties. On a per unit basis, LOE increased to $15.40 per BOE in the second quarter of 2008 from $13.00 per BOE in the same period in 2007. Also contributing to the overall increase in production expeses was an increase of approximately 1% in production/property taxes as a percentage of oil and natural gas revenue. The tax increase was due to higher property tax assessments on mineral rights.

         Transportation Expenses.    Transportation expenses of $1.4 million remained unchanged for the second quarter of 2008 relative to the 2007 period. On a per BOE basis, transportation expenses decreased $.07 per BOE, from $.79 per BOE in the second quarter of 2007 to $.72 per BOE in the second quarter of 2008.

         Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $6.3 million (27%) to $29.9 million in the second quarter of 2008 from $23.6 million in the second quarter of 2007. DD&A expense rose $2.42 per BOE, from $13.19 per BOE in the second quarter of 2007 to $15.61 per BOE in the second quarter of 2008. The increase was primarily due to a higher depletion expense based on an increase in our oil and natural gas property cost resulting from our capital expenditure program.

         Accretion of Abandonment Liability.    Accretion expense was $1.0 million in the second quarter of 2008 compared to $0.8 million in the second quarter of 2007. The increase was due to accretion from new wells drilled and completed in 2007 and the first half of 2008.

         General and Administrative (G&A).    G&A expense increased $5.0 million (68%) to $12.2 million in the second quarter of 2008 from $7.2 million in the second quarter of 2007. The increase resulted primarily from costs of $2.7 million that were expensed in the second quarter of 2008 in connection with the cancellation of a planned master limited partnership, or MLP, offering. The increase also resulted from an increase in our professional staff and related infrastructure. Non-cash SFAS 123R compensation expense charged to G&A decreased $0.3 million (20%) from $1.4 million in 2007 to $1.1 million in 2008 as a result of the settlement of an employment contract in 2007.

         Interest Expense, Net.    Interest expense, net of interest income, decreased $2.6 million (17%) from $15.8 million in the second quarter of 2007 to $13.2 million in the second quarter of 2008. The decrease was primarily the result of a decrease in interest rates realized during the second quarter of 2008, partially offset by an increase in average debt outstanding.

         Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.1 million, from $1.0 million in the second quarter of 2007 to $0.9 million in the second quarter of 2008. The decrease was primarily due to the write-off of deferred loan costs in connection with the refinancing of our term loan facility in the second quarter of 2007, as well as the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

         Interest Rate Derivative Losses (Gains), Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized gains of $13.2 million in the second quarter of 2008 and a loss of $0.2 million in the 2007 period. The change between periods is the result of an increase in the notional amount of debt covered by the interest rate swap and an increase in estimated interest rates used to determine the fair value of the derivative instruments during the second quarter of 2008. Realized interest rate swap losses were $3.3 million in the second quarter of 2008 compared to $31,000 in the second quarter of 2007.

         Loss on Extinguishment of Debt.    We incurred a loss on extinguishment of debt of $12.1 million in the second quarter of 2007 when we prepaid our original second lien term loan facility and replaced it with our current term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment of the prior term loan facility.

         Commodity Derivative Losses, Net.    The following table sets forth the components of commodity derivative losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2007	2008
Realized commodity derivative (gains) losses	$151	$37,856
Unrealized commodity derivative (gains) losses	5,861	325,162
Amortization of derivative premiums	1,842	1,765

Total	$7,854	$364,783

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the second quarter of 2008 reflect the settlement of contracts at prices above the relevant strike prices. Unrealized commodity derivative losses represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative losses reflects an increase in the notional volumes under derivative contracts outstanding in the 2008 period and an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The decrease in amortization of derivative premiums and other comprehensive losses in the 2008 period reflects lower premiums paid in connection with the contracts outstanding in 2008.

         Income Tax Expense.    The net loss in the second quarter of 2008 resulted in an income tax benefit of $105.9 million compared to the income tax benefit of $2.1 million for the second quarter of 2007.

         Net Income (Loss).    The net loss for the second quarter of 2008 was $172.6 million compared to a net loss of $3.1 million for the same period in 2007. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

         Oil and Natural Gas Sales.    Oil and natural gas sales increased $140.4 million (86%) to $303.8 million for the six months ended June 30, 2008 from $163.4 million for the same period in 2007. The increase was primarily due to a 34% increase in realized sales prices and a 13% increase in production, as further described below.

        Oil sales increased by $100.5 million (100%) in the first half of 2008 to $201.3 million from $100.8 million in the first half of 2007. Oil production rose 4%, with production of 1,959 MBbl in the first half of 2008 compared to 1,889 MBbl in the first half of 2007. The production increase was attributable primarily to the effect of a full period of production from the Manvel field, which was purchased in April 2007, and from the West Montalvo field, which was purchased in May 2007. The increase was offset by a reduction in production from the Sockeye and South Ellwood fields due to scheduled downtime in April and June 2008, respectively. Our average realized price for oil increased $49.51 (93%) to $102.55 per Bbl for the period.

        Natural gas sales increased $39.9 million (64%) in the first six months of 2008 to $102.5 million compared to $62.6 million in the first six months of 2007. Natural gas production increased 26%, with production of 11,210 MMcf compared to 8,925 MMcf in the first six months of 2007. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. The increase was partially offset by decreased production from the South Ellwood field due to scheduled downtime in June 2008. Our average realized price for natural gas increased $2.10 (30%) to $9.14 per Mcf for the period.

         Other Revenues.    Other revenue remained relatively flat at $1.7 million in the first half of 2008 compared to $1.6 million in the first half of 2007.

         Production Expenses.    Production expenses, which consist of lease operating expenses and production/property taxes, increased $14.1 million (28%) to $65.1 million in the first half of 2008 from $51.0 million in the first half of 2007. The increase was primarily due to maintenance costs associated with the scheduled downtime at Sockeye and South Ellwood during the second quarter of 2008, as well as the effect of a full six months of expense related to the Manvel and Montalvo acquisitions, which occurred in April and May 2007, respectively. The continuing workover program at the Hastings complex also contributed to the increase. On a per unit basis, LOE increased to $15.04 per BOE in the first half of 2008 compared to $13.99 per BOE in the same period in 2007.

         Transportation Expenses.    Transportation expenses decreased 18%, from $3.3 million in the first half of 2007 to $2.7 million in the first half of 2008. On a per BOE basis, transportation expenses decreased $.27 per BOE, from $.97 per BOE in the first half of 2007 to $.70 per BOE in the first half of 2008.

         Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $16.9 million (38%) to $61.1 million in the first half of 2008 from $44.2 million in the first half of 2007. DD&A expense per BOE rose $2.89, from $13.08 per BOE in the first half of 2007 to $15.97 per BOE in the first half of 2008. The increase was primarily due to a higher depletion expense based on an increase in the oil and natural gas property costs resulting from our capital expenditure program.

         Accretion of Asset Retirement Obligations.    Accretion expense was $2.0 million in the first half of 2008 compared to $1.6 million in the first half of 2007. The increase was primarily due to accretion from new wells drilled and completed in 2007 and the first half of 2008.

         General and Administrative (G&A).    G&A expense, net of amounts capitalized, increased $4.2 million (25%) to $21.2 million in the first half of 2008 from $17.0 million in the first half of 2007. The increase resulted primarily from costs of $2.7 million that were expensed in the second quarter of

2008 in connection with the cancellation of a planned MLP offering. The increase also resulted from an increase in our professional staff and related infrastructure. Non-cash SFAS 123R share-based compensation expense for the first half of 2007 was $2.5 million and was $2.3 million in the first half of 2008.

         Interest Expense, Net.    Interest expense, net of interest income, decreased $1.3 million (5%) from $29.1 million in the first half of 2007 to $27.8 million in the first half of 2008, primarily as a result of a decrease in interest rates during the first half of 2008, partially offset by an increase in average debt outstanding.

         Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.3 million (15%) from $2.2 million in the first half of 2007 to $1.9 million in the first half of 2008. The decrease was primarily due to the write-off of deferred loan costs in connection with the refinancing of our term loan facility in the first half of 2007, as well as the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

         Interest Rate Derivative Losses (Gains), Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $0.3 million in the first half of 2008 and $0.2 million in the first half of 2007. Realized interest rate swap losses were $3.7 million in the first half of 2008 compared to $0.1 million in the first half of 2007.

         Loss on Extinguishment of Debt.    We incurred a loss on extinguishment of debt of $12.1 million in the first half of 2007 when we prepaid our original second lien term loan facility and replaced it with our current term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment.

         Commodity Derivative Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2007	2008
Realized commodity derivative (gains) losses	$(23)	$56,119
Unrealized commodity derivative (gains) losses	22,851	379,771
Amortization of derivative premiums	3,529	3,529

Total	$26,357	$439,419

        Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the 2007 period reflect the settlement of contracts at prices below the strike price, whereas the realized commodity derivative losses in the 2008 period reflect the settlement of contracts at prices above the strike price. Unrealized commodity derivative gains (losses) represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative losses reflects an increase in the notional volumes under derivative contracts outstanding in the 2008 period as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts. The decrease in amortization of derivative premiums and other comprehensive losses in the 2008 period reflects lower premiums paid in connection with the contracts outstanding in 2008.

         Income Tax Expense.    The loss before taxes in the first half of 2008 resulted in an income tax benefit of $121.8 million compared to income tax benefit of $8.7 million for the first half of 2007.

         Net Income (Loss).    The net loss for the first half of 2008 was $198.0 million compared to net loss of $13.5 million for the same period in 2007. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Cash provided by operating activities	$67,107	$107,756
Cash used in investing activities	(268,664)	(163,688)
Cash provided by financing activities	207,776	50,744

        Net cash provided by operating activities was $107.8 million in the first half of 2008 compared with $67.1 million in the first half of 2007. Cash flows from operating activities in the first half of 2008 were favorably impacted by increases in commodity prices and production from properties acquired and our development program. Cash flows from operating activities were unfavorably impacted in the first half of 2008 by increases in receivables and premiums paid for derivative contracts.

        Net cash used in investing activities was $163.7 million in the first half of 2008 compared with $268.7 million in the first half of 2007. The primary investing activities in the first half of 2008 include $161.2 million in capital expenditures on oil and natural gas properties related to our 2008 capital expenditure program. The primary investing activities in the first half of 2007 include $149.0 million in capital expenditures on oil and gas properties and $116.4 million paid for acquisitions, including the West Montalvo and Manvel fields.

        Net cash provided by financing activities was $50.7 million in the first half of 2008 compared to $207.8 million in the first half of 2007. The primary financing activities in the first half of 2008 were $43.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs. The primary financing activities in the first half of 2007 were $151.1 million in net borrowings under the second lien term loan facility and $64.4 million in net borrowings under the revolving credit facility to fund acquisitions, capital expenditures and working capital needs.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. In 2008, we expect that our exploration, exploitation and development capital expenditures will be approximately $235.0 million, although we may increase this amount if oil and natural gas prices remain at high levels. We currently expect to be able to finance our capital expenditures for the remainder of the year primarily with cash flow from operations before working capital adjustments. We expect to supplement our capital budget with additional amounts borrowed under our revolving credit facility, in particular to satisfy short-term working capital needs, but do not currently expect our total indebtedness to increase significantly by the end of 2008 relative to total current indebtedness. As of August 6, 2008, we had $119.3 million in unused borrowing capacity under the revolving credit facility. Uncertainties relating to our capital resources and requirements in 2008 include a possible expansion of our exploration, exploitation and development capital expenditure budget and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. In addition, we have entered into an agreement pursuant to which Denbury Resources Inc. has an option to acquire our interest in part of the Hastings complex for cash or by entering into a volumetric production payment or similar arrangement with us. If the option is exercised, the consideration we would receive would be a significant additional source of liquidity, subject to potential mandatory repayment requirements under our credit facilities. However, we would not expect to receive any such consideration until the first quarter of 2009 at the earliest. Our subsidiary, Venoco Acquisition Company, L.P., which we refer to as the master limited partnership or the MLP, previously filed a preliminary registration statement on Form S-1 relating to a proposed offering of limited partnership interests in the MLP. We anticipated receiving an initial cash distribution in connection with the offering, which would have been an additional source of liquidity for us. However, we recently decided not to pursue the offering and the MLP has withdrawn its registration statement. We do not expect the cancellation of the MLP offering to significantly affect our ability to satisfy our liquidity needs.

         Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. In May 2008 we amended the facility to, among other things, extend its maturity to March 2011. The borrowing base under the facility is currently $200.0 million. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA (as defined in the agreement). The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

         Second Lien Term Loan.    We entered into a $500.0 million senior secured second lien term loan agreement in May 2007. The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict our ability to incur additional indebtedness. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis thereafter. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such projected oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets.

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

Off-Balance Sheet Arrangements

        At June 30, 2008, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

         Oil.    As of June 30, 2008, we had entered into option (including collar) agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Crude oil derivatives at June 30, 2008 for production:
July 1—December 31, 2008	11,100	$63.92	9,100	$79.92
January 1—December 31, 2009	7,983	$59.58	7,983	$82.60
January 1—December 31, 2010	7,150	$62.34	7,150	$83.66
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

         Natural Gas.    As of June 30, 2008, we had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas derivatives at June 30, 2008 for production:
July 1—December 31, 2008	32,650	$7.56	31,032	$11.35
January 1—December 31, 2009	43,125	$8.02	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2008 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1—Dec 31, 08
Collar	NYMEX	800	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	(150)	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	1,000	$70.00/$130.75	Mar 1—Dec 31, 08
Put	NYMEX	2,000	$80.00	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1—Dec 31, 09
Collar	NYMEX	750	$60.00/$82.75	Jan 1—Dec 31, 09
Collar	NYMEX	(700)	$60.00/$82.75	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$70.00/$140.00	Jan 1—Dec 31, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1—Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1—Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1—Dec 31, 10
Collar	NYMEX	650	$60.00/$81.75	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$70.00/$150.00	Jan 1—Dec 31, 10
Collar	NYMEX	2,000	$70.00/$144.75	Jan 1—Dec 31, 11
Collar	NYMEX	2,000	$70.00/$141.00	Jan 1—Dec 31, 11
Collar	NYMEX	3,000	$70.00/$140.00	Jan 1—Dec 31, 11

 Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Put	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Collar	NYMEX	5,700	$7.75/$10.05	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.38)	Jan 1—Dec 31, 08
Collar	NYMEX	1,450	$8.00/$12.95	Jan 1—Dec 31, 08
Collar	NYMEX	12,000	$7.50/$11.75	Mar 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1—Dec 31, 09
Collar	NYMEX	4,000	$7.30/$9.85	Jan 1—Dec 31, 09
Collar	NYMEX	1,125	$8.00/$12.00	Jan 1—Dec 31, 09
Collar	NYMEX	8,500	$7.50/$11.15	Jan 1—Dec 31, 09
Put	NYMEX	10,000	$8.50 Floor	Jan 1—Dec 31, 09
Put	NYMEX	10,000	$8.50 Floor	Jan 1—Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1—Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$7.00/$9.10	Jan 1—Dec 31, 10
Collar	NYMEX	900	$7.50/$12.20	Jan 1—Dec 31, 10
Collar	NYMEX	6,000	$7.50/$11.95	Jan 1—Dec 31, 10
Collar	NYMEX	12,000	$7.50/$13.50	Jan 1—Dec 31, 11

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of June 30, 2008, the fair value of our commodity derivatives was a liability of $496.1 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. We have entered into two interest rate swap transactions to limit our exposure to changes in interest rates with respect to our second lien term loan facility. In May 2006, we entered into a swap to lock in our interest cost on $200.0 million of borrowings through May 2008. In June 2007, we entered into a second swap to lock in our interest cost on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed under the revolving credit facility. As of August 6, 2008, there was approximately $80.0 million outstanding under that facility. A 1.0% increase in interest rates on unhedged variable rate borrowings of $85 million at June 30, 2008 would result in additional annualized interest expense of $0.9 million. As of June 30, 2008, the fair value of our interest rate derivatives was a liability of $18.1 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2008.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2008 annual meeting of our stockholders was held on May 15, 2008 in Denver, Colorado. The following table summarizes the proposals submitted to a vote of the stockholders and the results of the voting:

	For	Against	Abstain or Withhold
Election of directors
J.C. "Mac" McFarland	49,206,342	—	13,072
Joel L. Reed	49,206,342	—	13,072
Ratification of Deloitte & Touche LLP as independent registered public accounting firm for 2008	49,179,736	23,824	15,854

        The terms of office of directors Timothy M. Marquez, Timothy Brittan, Dr. M.W. Scoggins, Mark A. Snell, and Richard S. Walker continued after the meeting. Of the 50,867,872 shares of common stock issued and outstanding as of the record date for the meeting, 49,219,414 shares were present by proxy at the meeting.

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

August 6, 2008

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer