Form 10-Q
period 2008-09-30
Venoco, Inc.
filed 2008-11-06
CIK 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

YES ☐        NO ☒

        As of September 30, 2008, there were 51,541,102 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2008, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels, our receipt of approvals relating to the South Ellwood full-field development project and our receipt of proceeds from Denbury Resources as a result of its acquisition of a portion of our producing properties in the Hastings complex, the amount of those proceeds and our use of those proceeds. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2008

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at December 31, 2007 and September 30, 2008	2
	Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2007 and the Three and Nine months Ended September 30, 2008	3
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2007 and the Three and Nine months Ended September 30, 2008	4
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2007 and the Nine months Ended September 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	45
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signatures		47

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2007	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,735	$4,540
Accounts receivable, net of allowance for doubtful accounts of $850 at December 31, 2007 and September 30, 2008	55,597	58,101
Inventories	10,377	11,191
Prepaid expenses and other current assets	4,391	6,256
Income tax receivable	6,725	6,325
Deferred income taxes	21,967	28,906
Commodity derivatives	7,780	10,805

Total current assets	116,572	126,124

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $12,034 and $22,822 for unproved properties were excluded from amortization at December 31, 2007 and September 30, 2008, respectively)	1,331,531	1,555,055
Drilling equipment	14,460	14,460
Other property and equipment	17,208	19,805

Total property, plant and equipment	1,363,199	1,589,320
Accumulated depletion, depreciation and amortization	(232,167)	(325,639)

Net property, plant and equipment	1,131,032	1,263,681

OTHER ASSETS:
Commodity derivatives	3,768	4,619
Deferred loan costs	9,699	8,010
Other	4,414	2,521

Total other assets	17,881	15,150

TOTAL ASSETS	$1,265,485	$1,404,955

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$82,094	$60,426
Undistributed revenue payable	11,298	12,930
Interest payable	6,839	9,209
Current maturities of long-term debt	3,449	2,518
Commodity and interest derivatives	68,756	89,492

Total current liabilities	172,436	174,575
LONG-TERM DEBT	691,896	752,765
DEFERRED INCOME TAXES	16,607	37,860
COMMODITY AND INTEREST DERIVATIVES	87,224	106,137
ASSET RETIREMENT OBLIGATIONS	51,720	57,848

Total liabilities	1,019,883	1,129,185
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 50,593,403 and 51,541,102 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively)	506	515
Additional paid-in capital	309,887	316,498
Retained earnings (accumulated deficit)	(62,462)	(39,550)
Accumulated other comprehensive loss	(2,329)	(1,693)

Total stockholders' equity	245,602	275,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,485	$1,404,955

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
REVENUES:
Oil and natural gas sales	$95,681	$158,041	$259,039	$461,838
Other	1,014	1,112	2,579	2,812

Total revenues	96,695	159,153	261,618	464,650
EXPENSES:
Oil and natural gas production	28,386	42,418	79,419	107,565
Transportation expense	1,141	1,655	4,425	4,334
Depletion, depreciation and amortization	25,379	32,931	69,534	94,047
Accretion of asset retirement obligations	895	1,044	2,512	3,065
General and administrative, net of amounts capitalized	7,625	10,235	24,658	31,466

Total expenses	63,426	88,283	180,548	240,477

Income from operations	33,269	70,870	81,070	224,173
FINANCING COSTS AND OTHER:
Interest expense, net	15,493	13,305	44,595	41,063
Amortization of deferred loan costs	981	735	3,211	2,623
Interest rate derivative losses (gains), net	8,318	2,745	8,555	6,808
Loss on extinguishment of debt	—	—	12,063	—
Commodity derivative losses (gains), net	9,696	(303,052)	36,053	136,367

Total financing costs and other	34,488	(286,267)	104,477	186,861

Income (loss) before income taxes	(1,219)	357,137	(23,407)	37,312
Income tax provision (benefit)	(1,700)	136,200	(10,400)	14,400

Net income (loss)	$481	$220,937	$(13,007)	$22,912

Earnings per common share:
Basic	$0.01	$4.36	$(0.29)	$0.45
Diluted	$0.01	$4.23	$(0.29)	$0.44
Weighted average common shares outstanding:
Basic	49,735	50,670	45,138	50,416
Diluted	51,104	52,270	45,138	52,004

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$481	$220,937	$(13,007)	$22,912
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	978	259	1,462	636
Changes in fair value of effective portion of outstanding hedging positions	—	—	(2,740)	—

Other comprehensive income (loss)	978	259	(1,278)	636

Comprehensive income (loss)	$1,459	$221,196	$(14,285)	$23,548

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,007)	$22,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	69,534	94,047
Accretion of abandonment liability	2,512	3,065
Deferred income taxes (benefit)	(12,411)	14,000
Share-based compensation	3,880	3,820
Amortization of deferred loan costs	3,211	2,623
Loss on extinguishment of debt	12,063	—
Unrealized interest rate swap derivative losses	8,497	(287)
Amortization of bond discounts and other non-cash interest	593	390
Unrealized commodity derivative losses and amortization of premiums and other comprehensive loss	38,987	47,189
Changes in operating assets and liabilities:
Accounts receivable	(13,875)	(2,504)
Inventories	112	(814)
Prepaid expenses and other current assets	739	(1,971)
Income tax receivable	170	400
Other assets	(1,051)	1,809
Accounts payable and accrued liabilities	15,925	3,390
Undistributed revenue payable	2,089	1,632
Net premiums paid on derivative contracts	(1,907)	(13,840)

Net cash provided by operating activities	116,061	175,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(240,405)	(232,709)
Acquisitions of oil and natural gas properties	(120,424)	(10,021)
Expenditures for drilling equipment	(842)	—
Expenditures for other property and equipment	(4,033)	(3,591)

Net cash used in investing activities	(365,704)	(246,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	725,421	225,000
Principal payments on long-term debt	(598,516)	(169,524)
Payments for deferred loan costs	(4,838)	(828)
Premium to retire debt	(3,489)	—
Proceeds from derivative premium financing	1,676	7,817
Proceeds from exercise of stock options	3,695	2,805
Excess income tax benefits from share-based compensation	2,114	—
Proceeds from issuance of common stock	116,595	—
Stock issuance costs	(561)	(5)

Net cash provided by financing activities	242,097	65,265

Net increase (decrease) in cash and cash equivalents	(7,546)	(5,195)
Cash and cash equivalents, beginning of period	8,364	9,735

Cash and cash equivalents, end of period	$818	$4,540

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$43,174	$38,534
Cash paid for income taxes	$1,841	—
Supplemental Disclosure of Non-cash Activities—
Accrued capital expenditures at period end	$38,730	$19,993
Increase (decrease) in accrued capital expenditures	$785	$(22,687)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations—Venoco, Inc. ("Venoco" or the "Company"), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore California and the Gulf Coast of Texas.

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the nine months ended September 30, 2008, the Company's overall effective tax rate for continuing operations was different than the statutory rate of 35% primarily due to state income taxes. The Company expects its effective tax rate to be approximately 38% for the remainder of 2008.

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

        The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted average dilutive and anti-dilutive securities related to stock options for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Dilutive	4,106,582	3,136,245	—	3,342,637
Anti-dilutive	211,875	547,803	4,603,349	607,782

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$481	$220,937	$(13,007)	$22,912
Adjustments to net income for dilution	—	—	—	—

Net income (loss) adjusted for the effect of dilution	$481	$220,937	$(13,007)	$22,912

Basic weighted average common shares outstanding	49,735	50,670	45,138	50,416
Add: dilutive effect of stock options	1,339	1,230	—	1,297
Add: dilutive effect of non-vested restricted stock	30	370	—	291

Diluted weighted average common shares outstanding	51,104	52,270	45,138	52,004

Basic earnings per common share	$0.01	$4.36	$(0.29)	$0.45
Diluted earnings per common share	$0.01	$4.23	$(0.29)	$0.44

        Reclassifications—The Company made certain reclassifications to prior period condensed consolidated statements of operations to be consistent with the current presentation. The condensed consolidated statements of operations were modified to separately disclose interest rate derivative losses. In addition, commodity derivative (gains) losses were reclassified from revenues to financing costs and other in the condensed consolidated statements of operations so as not to distort revenue trends with significant non-designated future economic hedging. These reclassifications had no impact on the Company's financial position, income (loss) before taxes or cash flows from operating, investing or financing activities.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements

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

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company adopted SFAS 159 as of January 1, 2008, and the adoption did not have a material impact on the Company's operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities, except for derivatives that are already at fair value.

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

        In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 ("SFAS 133") and FASB Interpretation No. 45 ("FIN 45"); and Clarification of the Effective Date of FASB Statement No. 161 ("SFAS 161"). The FSP amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions that amend SFAS 133 and FIN 45 are effective for periods ending after November 15, 2008. Additionally, the FSP clarifies the effective date of SFAS 161 by stating that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 15, 2008. The adoption by the Company is not expected to have a material effect on the Company's consolidated financial statements, other than additional disclosures.

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, Earnings per Share. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The statement is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP. The Company's restricted stock awards contain dividend rights. The Company does not expect material changes to the Company's consolidated financial statements as a result of the adoption of this FSP, since the Company is precluded from issuing dividends under terms of its debt agreements.

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

        Fair Value Measurements—In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for all financial and nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP No. 157-2. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

the provisions of SFAS 157 include those measured at fair value in impairment testing for unproved properties, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2008 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2008
Assets (Liabilities):
Commodity derivatives	$—	$15,424	$—	$15,424
Commodity derivatives	—	(178,109)	—	(178,109)
Interest rate swaps	—	(17,520)	—	(17,520)

        The fair value of the interest rate swaps are valued using Level 2 fair value methodologies. The Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the forward curve for interest rates based on quoted market prices.

        In the first quarter of 2008, commodity derivative instruments were classified as a Level 3 measurement because the Company was unable to document certain observable factors. In the second quarter of 2008, the commodity derivatives previously classified as a Level 3 measurement were transferred to a Level 2 measurement classification due to additional documentation obtained by the Company to support such a classification. The table below presents a reconciliation for the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2008 (in thousands).

Nine Months Ended September 30, 2008
Beginning Balance	$(126,625)
Realized and Unrealized Losses(1)	(56,373)
Purchases, issuances and settlements	8,510
Transfers in and out of Level 3	174,488

Balance as of September 30, 2008	$—

Change in unrealized gains (losses) included in earnings relating to Level 3 derivatives still held as of September 30, 2008	$—

(1)
Realized and unrealized losses are included in commodity derivative losses (gains), net in the consolidated statement of operations.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

        The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2007 gives effect to the West Montalvo and Manvel acquisitions as if they had been completed as of January 1, 2007. The pro forma amounts shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on information available at the time they were prepared (in thousands, except per share amounts) (unaudited).

Nine Months Ended September 30, 2007
Pro Forma
Total revenues	$270,963
Net income (loss)	$(10,950)
Basic earnings per common share	$(0.24)
Diluted earnings per common share	$(0.24)

         Willows-Beehive.    The Company acquired additional working interests in the Arbuckle, Beehive Bend, and Bounde Creek fields in March 2008 for approximately $4.5 million. All fields are located in the Sacramento Basin in California.

         Grayson County.    In September 2008, the Company acquired working interests in approximately 11,000 undeveloped acres located in Grayson County, Texas for approximately $5.0 million, subject to normal closing adjustments, from an entity (the "Seller") affiliated with a former member of the Company's board of directors. Under terms of the purchase and sale agreement, the Company agreed to drill two horizontal test wells on the acreage by March 2010. The Seller has the option to participate on a 12.5% working interest basis in any wells the Company drills beyond the two test wells. The Company is required to carry the Seller's costs on wells drilled subsequent to the test wells until the Company has incurred costs of approximately $5.7 million, net to the Seller's 12.5% working interest. If the Company has not incurred such costs by September 2011, it will be required to pay Seller the difference between $5.7 million and amounts actually incurred, or reassign its interest in the then undeveloped acreage to Seller.

        The board member resigned from the Company's board of directors on August 29, 2008, prior to the execution of a definitive agreement relating to the acquisition.

         Hastings Complex Sale.    In November 2006, the Company entered into an agreement with a subsidiary of Denbury Resources Inc. pursuant to which Denbury acquired an option to acquire the majority of the Company's properties in the Hastings complex for use in a proposed CO2 enhanced recovery project in which the Company will have a continuing interest. On August 29, 2008, the Company entered into an amendment to the agreement pursuant to which Denbury exercised its option to acquire the properties effective January 1, 2009. Denbury will either purchase the properties or, at the Company's option, enter into a volumetric production payment or similar arrangement with the Company with respect to the properties. Unless the Company and Denbury agree otherwise, the purchase price or volumetric production payment will be based on the value of the properties as of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

December 31, 2008 determined with reference to the net proved reserves associated with the properties based on then-existing operations and NYMEX forward strip pricing, subject to certain adjustments.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Revolving credit agreement due March 2011	$42,000	$100,000
Second lien term loan due September 2011	500,000	500,000
8.75% senior notes due December 2011	149,453	149,556
Financed derivative premiums due through 2011	3,892	5,727

Total long-term debt	695,345	755,283
Less: current portion of long-term debt	3,449	2,518

Long-term debt, net of current portion	$691,896	$752,765

         Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility"). In May 2008, the revolving credit facility was amended to, among other things, extend the maturity date to March 30, 2011 and increase the borrowing base from $140.0 million to $200.0 million. The revolving credit facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and was unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the revolving credit agreement. Loans designated as Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. Loans designated as LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The borrowing base is subject to redetermination in April and November of each year. As of November 5, 2008, the Company had effective available borrowing capacity of $79.8 million (net of $1.2 million in outstanding letters of credit and $4.75 million attributable to Lehman Commercial Paper—see below) under the revolving credit facility.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        The borrowing base under the Company's revolving credit facility is currently $200.0 million and has been allocated at various percentages to a syndicate of 12 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the $200.0 million borrowing base has been allocated to Lehman Commercial Paper ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holding, Inc., which filed for bankruptcy protection on September 15, 2008. LCP is no longer funding its portion of the Company's borrowing requests made under the facility. As of November 5, 2008, the Company owed LCP $4.75 million. The Company's effective borrowing base is $195.25 million, excluding $4.75 million related to LCP.

         Second lien term loan facility.    The Company entered into its $500.0 million senior secured second lien term loan facility in May 2007. Loans made under the facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and a market base rate, plus (ii) 3.00%. Loans designated as LIBO Rate Loans bear interest at LIBOR plus 4.00%.

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

        The Company was in compliance with all debt covenants at September 30, 2008.

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

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Realized commodity derivative (gains) losses	$(530)	$34,095	$(554)	$90,214
Amortization of commodity derivative premiums	1,650	1,626	5,179	5,155
Unrealized commodity derivative (gains) losses:
Change in fair value of derivatives that do not qualify for hedge accounting	8,576	(338,773)	31,541	40,998
Ineffective portion of derivatives qualifying for hedge accounting	—	—	(113)	—

Total unrealized commodity derivative (gains) losses	8,576	(338,773)	31,428	40,998

Commodity derivative (gains) losses	$9,696	$(303,052)	$36,053	$136,367

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (loss) for those commodity derivatives that qualify as cash flow hedges. The net mark-to-market loss on outstanding derivatives on the date the Company discontinued hedge accounting included in accumulated other comprehensive loss of $8.3 million ($5.1 million after tax) is being amortized into future earnings as the original hedged transactions affect earnings. This change in reporting has no impact on the Company's reported cash flows, although future results of operations are affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices. The Company amortized accumulated other comprehensive loss into oil and natural gas sales of $1.6 million and $0.4 million during the quarters ended September 30, 2007 and 2008, respectively, and $2.4 million and $1.0 million for the nine month periods ended September 30, 2007 and 2008, respectively.

        As of September 30, 2008, the remaining unrealized derivative fair value loss of $2.7 million ($1.7 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize net unrealized derivative losses of $2.2 million ($1.4 million after tax) out of accumulated other comprehensive loss into earnings during the next twelve months.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

         Crude Oil Agreements.    As of September 30, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum
			Maximum
		Avg. Prices
	Barrels/day		Barrels/day	Avg. Prices
Crude oil derivatives at September 30, 2008 for production:
October 1—December 31, 2008	8,100	$59.20	8,100	$73.65
January 1—December 31, 2009	6,983	$58.09	6,983	$74.38
January 1—December 31, 2010	6,150	$61.10	6,150	$72.88
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

         Natural Gas Agreements.    As of September 30, 2008, the Company had entered into option, swap and collar agreements to receive average minimum and maximum PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at September 30, 2008 for production:
October 1—December 31, 2008	32,650	$7.67	31,032	$11.47
January 1—December 31, 2009	33,125	$7.87	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Realized interest rate derivative (gains) losses	$3	$3,371	$58	$7,095
Unrealized interest rate derivative (gains) losses	8,315	(626)	8,497	(287)

Interest rate derivative (gains) losses, net	$8,318	$2,745	$8,555	$6,808

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2007 and September 30, 2008 are summarized below. The net fair value of the Company's derivatives increased by $35.8 million from a net liability of $144.4 million at December 31, 2007 to a net liability of $180.2 million at September 30, 2008 due to higher futures prices for crude oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, and lower estimated futures interest rates, which are used in the calculation of the fair value of interest derivatives. As of the dates indicated, the Company's derivative assets and liabilities consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Derivative assets:
Oil derivative contracts	$3,341	$2,889
Gas derivative contracts	8,207	12,535
Derivative liabilities:
Oil derivative contracts	(134,505)	(176,970)
Gas derivative contracts	(3,668)	(1,139)
Interest rate derivative contracts	(17,807)	(17,520)

Net derivative liability	$(144,432)	$(180,205)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2007 and 2008 (in thousands):

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Asset retirement obligations at beginning of period	$42,049	$52,220
Revisions of estimated liabilities	2,596	582
Liabilities incurred	4,675	2,767
Liabilities settled	(110)	(286)
Accretion expense	2,512	3,065

Asset retirement obligations at end of period	51,722	58,348
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(7,244)	(500)

Long-term asset retirement obligations	$44,478	$57,848

6. CAPITAL STOCK

        The Company has 57.3 million shares of common stock issued or reserved for issuance at September 30, 2008, including 5.5 million shares reserved for issuance under the Company's stock incentive plans. At September 30, 2008, the Company has 51.5 million common shares issued and outstanding, of which 845,056 shares are restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2008, the Company had approximately 3.7 million options outstanding and 1.8 million shares available to be issued pursuant to awards under its stock incentive plans.

7. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO. As of September 30, 2008, there are a total of 3,672,203 options outstanding with a weighted average exercise price of $9.45 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options will generally vest upon a change in control of the Company. The agreements with employee option holders generally provide that all of the holder's options will vest if the Company terminates the holder's employment, unless the termination is for specified types of misconduct. The agreements with director option holders provide that any unvested options will terminate when the director's service to the Company ceases.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	4,159,463	$9.19
Granted	—	—
Exercised	(450,460)	6.59
Cancelled	(36,800)	15.28

Outstanding, end of period	3,672,203	$9.45

Exercisable, end of period	2,632,330	$8.75

        As of September 30, 2008, there are a total of 845,056 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 365,773 granted to its CEO. The restricted shares generally vest over a four year service period. The vesting of 482,851 of the shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. As of September 30, 2008, none of the shares subject to market conditions have vested. Holders of restricted shares forfeited 11,023 shares in connection with tax withholding on their vested restricted shares. All forfeited restricted share awards are cancelled.

        The following summarizes the Company's unvested restricted stock award activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	376,635	$14.32
Granted	515,693	11.96
Vested	(33,991)	15.34
Forfeited	(13,281)	13.12

Non-vested at September 30, 2008	845,056	$12.84

        The Company recognized total share-based compensation expense of $1.3 million during each of the quarters ended September 30, 2007 and 2008, and $3.9 million and $3.8 million for the nine month periods ended September 30, 2007 and 2008, respectively. As of September 30, 2008, there was $2.8 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 1.9 years and $7.8 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 3.1 years.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. LITIGATION

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2009. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

9. GUARANTOR FINANCIAL INFORMATION

        Company subsidiaries TexCal Energy (LP) LLC and its two subsidiaries, Catco Energy LLC and Whittier Pipeline Corp. (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. The Company has one subsidiary, Ellwood Pipeline, Inc., that is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2008. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$62,867	$32,814	$—	$—	$95,681
Other	872	12	1,425	(1,295)	1,014

Total revenues	63,739	32,826	1,425	(1,295)	96,695

EXPENSES:
Oil and natural gas production	18,242	9,844	300	—	28,386
Transportation expense	2,362	4	—	(1,225)	1,141
Depletion, depreciation and amortization	18,881	6,476	22	—	25,379
Accretion of abandonment liability	740	145	10	—	895
General and administrative, net of amounts capitalized	7,512	113	70	(70)	7,625

Total Expenses	47,737	16,582	402	(1,295)	63,426

Income from operations	16,002	16,244	1,023	—	33,269

FINANCING COSTS AND OTHER:
Interest expense, net	16,153	29	(689)	—	15,493
Amortization of deferred loan costs	981	—	—	—	981
Interest rate derivative losses, net	8,318				8,318
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	9,696	—	—	—	9,696

Total financing costs and other	35,148	29	(689)	—	34,488

Equity in subsidiary income	9,358	—	—	(9,358)	—

Income (loss) before income taxes	(9,788)	16,215	1,712	(9,358)	(1,219)
Income tax provision (benefit)	(10,269)	7,670	899	—	(1,700)

Net income (loss)	$481	$8,545	$813	$(9,358)	$481

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$116,852	$41,189	$—	$—	$158,041
Other	1,037	(14)	1,548	(1,459)	1,112

Total revenues	117,889	41,175	1,548	(1,459)	159,153

EXPENSES:
Oil and natural gas production	28,086	13,704	628	—	42,418
Transportation expense	3,036	3	—	(1,384)	1,655
Depletion, depreciation and amortization	27,283	5,625	23	—	32,931
Accretion of asset retirement obligations	827	202	15	—	1,044
General and administrative, net of amounts capitalized	9,165	1,070	75	(75)	10,235

Total expenses	68,397	20,604	741	(1,459)	88,283

Income from operations	49,492	20,571	807	—	70,870

FINANCING COSTS AND OTHER:
Interest expense, net	14,124	(2)	(817)	—	13,305
Amortization of deferred loan costs	735	—	—	—	735
Interest rate derivative losses, net	2,745	—	—	—	2,745
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	(303,052)	—	—	—	(303,052)

Total financing costs and other	(285,448)	(2)	(817)	—	(286,267)

Equity in subsidiary income	13,395	—	—	(13,395)	—

Income (loss) before income taxes	348,335	20,573	1,624	(13,395)	357,137
Income tax provision (benefit)	127,398	8,161	641	—	136,200

Net income (loss)	$220,937	$12,412	$983	$(13,395)	$220,937

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$191,544	$67,495	$—	$—	$259,039
Other	2,171	49	3,840	(3,481)	2,579

Total revenues	193,715	67,544	3,840	(3,481)	261,618

EXPENSES:
Oil and natural gas production	51,783	26,400	1,236	—	79,419
Transportation expense	7,692	4	—	(3,271)	4,425
Depletion, depreciation and amortization	54,822	14,655	57	—	69,534
Accretion of abandonment liability	2,097	398	17	—	2,512
General and administrative, net of amounts capitalized	22,974	1,683	211	(210)	24,658

Total Expenses	139,368	43,140	1,521	(3,481)	180,548

Income from operations	54,347	24,404	2,319	—	81,070

FINANCING COSTS AND OTHER:
Interest, net	46,590	(16)	(1,979)	—	44,595
Amortization of deferred loan costs	3,211	—	—	—	3,211
Interest rate derivative losses, net	8,555	—	—	—	8,555
Loss on extinguishment of debt	12,063	—	—	—	12,063
Commodity derivative losses (gains), net	36,053	—	—	—	36,053

Total financing costs and other	106,472	(16)	(1,979)	—	104,477

Equity in subsidiary income	15,972	—	—	(15,972)	—

Income (loss) before income taxes	(36,153)	24,420	4,298	(15,972)	(23,407)
Income tax provision (benefit)	(23,146)	10,838	1,908	—	(10,400)

Net income (loss)	$(13,007)	$13,582	$2,390	$(15,972)	$(13,007)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$339,307	$122,531	$—	$—	$461,838
Other	2,419	11	3,951	(3,569)	2,812

Total revenues	341,726	122,542	3,951	(3,569)	464,650

EXPENSES:
Oil and natural gas production	68,465	37,523	1,577	—	107,565
Transportation expense	7,674	7	—	(3,347)	4,334
Depletion, depreciation and amortization	76,247	17,731	69	—	94,047
Accretion of asset retirement obligations	2,426	592	47	—	3,065
General and administrative, net of amounts capitalized	28,872	2,594	222	(222)	31,466

Total expenses	183,684	58,447	1,915	(3,569)	240,477

Income from operations	158,042	64,095	2,036	—	224,173

FINANCING COSTS AND OTHER:
Interest expense, net	43,428	(16)	(2,349)	—	41,063
Amortization of deferred loan costs	2,623	—	—	—	2,623
Interest rate derivative losses, net	6,808	—	—	—	6,808
Loss on extinguishment of debt	—	—	—	—	—
Commodity derivative losses (gains), net	136,367	—	—	—	136,367

Total financing costs and other	189,226	(16)	(2,349)	—	186,861

Equity in subsidiary income	42,063	—	—	(42,063)	—

Income (loss) before income taxes	10,879	64,111	4,385	(42,063)	37,312
Income tax provision (benefit)	(12,033)	24,741	1,692	—	14,400

Net income (loss)	$22,912	$39,370	$2,693	$(42,063)	$22,912

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2007

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,762	$973	$—	$—	$9,735
Accounts receivable	38,020	17,512	65	—	55,597
Inventories	5,217	5,160	—	—	10,377
Prepaid expenses and other current assets	4,391	—	—	—	4,391
Income taxes receivable	6,725	—	—	—	6,725
Deferred income taxes	21,967	—	—	—	21,967
Commodity derivatives	7,780	—	—	—	7,780

TOTAL CURRENT ASSETS	92,862	23,645	65	—	116,572

PROPERTY, PLANT & EQUIPMENT, NET	755,487	374,246	1,299	—	1,131,032
COMMODITY DERIVATIVES	3,768	—	—	—	3,768
INVESTMENTS IN AFFILIATES	431,083	—	—	(431,083)	—
OTHER	13,296	817	—	—	14,113

TOTAL ASSETS	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,524	$6,570	$—	$—	$82,094
Undistributed revenue payable	11,298	—	—	—	11,298
Interest payable	6,839	—	—	—	6,839
Current maturities of long-term debt	3,449	—	—	—	3,449
Commodity and interest derivatives	68,756	—	—	—	68,756

TOTAL CURRENT LIABILITIES:	165,866	6,570	—	—	172,436

LONG-TERM DEBT	691,896	—	—	—	691,896
DEFERRED INCOME TAXES	16,607	—	—	—	16,607
COMMODITY AND INTEREST DERIVATIVES	87,224	—	—	—	87,224
ASSET RETIREMENT OBLIGATIONS	40,587	10,317	816	—	51,720
INTERCOMPANY PAYABLES (RECEIVABLES)	48,714	(11,705)	(37,009)	—	—

TOTAL LIABILITIES	1,050,894	5,182	(36,193)	—	1,019,883

TOTAL STOCKHOLDERS' EQUITY	245,602	393,526	37,557	(431,083)	245,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,296,496	$398,708	$1,364	$(431,083)	$1,265,485

CONDENSED CONSOLIDATING BALANCE SHEETS

AT SEPTEMBER 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,539	$1	$—	$—	$4,540
Accounts receivable	41,783	16,115	203	—	58,101
Inventories	4,011	7,180	—	—	11,191
Prepaid expenses and other current assets	6,256	—	—	—	6,256
Income taxes receivable	6,325	—	—	—	6,325
Deferred income taxes	28,906	—	—	—	28,906
Commodity derivatives	10,805	—	—	—	10,805

TOTAL CURRENT ASSETS	102,625	23,296	203	—	126,124

PROPERTY, PLANT & EQUIPMENT, NET	871,689	390,776	1,216	—	1,263,681
COMMODITY DERIVATIVES	4,619	—	—	—	4,619
INVESTMENTS IN AFFILIATES	499,578	—	—	(499,578)	—
DEFERRED INCOME TAXES	—	—	—	—	—
OTHER	9,806	725	—	—	10,531

TOTAL ASSETS	$1,488,317	$414,797	$1,419	$(499,578)	$1,404,955

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,416	$9,010	$—	$—	$60,426
Undistributed revenue payable	13,769	(839)	—	—	12,930
Interest payable	9,209	—	—	—	9,209
Current maturities of long-term debt	2,518	—	—	—	2,518
Commodity and interest derivatives	89,492	—	—	—	89,492

TOTAL CURRENT LIABILITIES:	166,404	8,171	—	—	174,575

LONG-TERM DEBT	752,765	—	—	—	752,765
DEFERRED INCOME TAXES	37,860	—	—	—	37,860
COMMODITY AND INTEREST DERIVATIVES	106,137	—	—	—	106,137
ASSET RETIREMENT OBLIGATIONS	45,824	11,161	863	—	57,848
INTERCOMPANY PAYABLES (RECEIVABLES)	103,557	(62,171)	(41,386)	—	—

TOTAL LIABILITIES	1,212,547	(42,839)	(40,523)	—	1,129,185

TOTAL STOCKHOLDERS' EQUITY	275,770	457,636	41,942	(499,578)	275,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,488,317	$414,797	$1,419	$(499,578)	$1,404,955

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$80,301	$32,895	$2,865	$—	$116,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(102,992)	(137,386)	(27)	—	(240,405)
Acquisitions of oil and natural gas properties	(120,424)	—	—	—	(120,424)
Expenditures for property and equipment and other	(4,594)	(281)	—	—	(4,875)

Net cash provided by (used in) investing activities	(228,010)	(137,667)	(27)	—	(365,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(94,252)	97,108	(2,856)	—	—
Proceeds from long-term debt	725,421	—	—	—	725,421
Principal payments on long-term debt	(598,516)	—	—	—	(598,516)
Premium to retire debt	(3,489)	—	—	—	(3,489)
Proceeds from derivative premium financing	1,676	—	—	—	1,676
Deferred loan costs	(4,838)	—	—	—	(4,838)
Proceeds from issuance of common stock	116,595	—	—	—	116,595
Stock issuance costs	(561)	—	—	—	(561)
Proceeds from exercise of stock options	3,695	—	—	—	3,695
Excess income tax benefits from share-based compensation	2,114	—	—	—	2,114

Net cash provided by (used in) financing activities	147,845	97,108	(2,856)	—	242,097

Net increase (decrease) in cash and cash equivalents	136	(7,664)	(18)	—	(7,546)
Cash and cash equivalents, beginning of period	(12)	8,358	18	—	8,364

Cash and cash equivalents, end of period	$124	$694	$—	$—	$818

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$113,692	$59,451	$2,718	$—	$175,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(198,849)	(33,873)	13	—	(232,709)
Acquisitions of oil and natural gas properties	(7,976)	(2,045)	—	—	(10,021)
Expenditures for property and equipment and other	(3,549)	(42)	—	—	(3,591)

Net cash provided by (used in) investing activities	(210,374)	(35,960)	13	—	(246,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	27,194	(24,463)	(2,731)	—	—
Proceeds from long-term debt	225,000	—	—	—	225,000
Principal payments on long-term debt	(169,524)	—	—	—	(169,524)
Deferred loan costs	(828)	—	—	—	(828)
Proceeds from derivative premium financing	7,817	—	—	—	7,817
Stock issuance costs	(5)	—	—	—	(5)
Proceeds from exercise of stock options	2,805	—	—	—	2,805

Net cash provided by (used in) financing activities	92,459	(24,463)	(2,731)	—	65,265

Net increase (decrease) in cash and cash equivalents	(4,223)	(972)	—	—	(5,195)
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$4,539	$1	$—	$—	$4,540

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 21,949 BOE/d in the third quarter of 2008, compared to 21,033 BOE/d in the second quarter of 2008 and 20,701 BOE/d in the third quarter of 2007.

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

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2008 is $300.0 million, of which approximately $210.4 million (excluding changes in accrued capital expenditures) was expended in the first nine months of 2008. We expect to spend approximately 55% of the budgeted amount on projects in the Sacramento Basin, 22% in Southern California and 15% in Texas, with the remaining 8% going towards exploration projects in a variety of areas. Our 2009 development, exploitation and exploration capital expenditure budget is $300 million, of which approximately 50% is expected to be deployed in the Sacramento Basin, 19% in Southern California and 4% in Texas, with the remainder going towards exploration 17% and leasehold and capitalized general and administrative expenses 10%. We have a significant inventory of projects and should market conditions become more favorable we could potentially look to increase our capital spending later in 2009.

        The aggregate levels of capital expenditures for the remainder of 2008 and 2009, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2008 capital spending program and the outlook for 2009:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2008 is on development activities in the West Montalvo field, where we are continuing an aggressive workover, recompletion and return to production program that we began when we acquired the field in May 2007. We worked over six wells and returned seven wells to production during the first nine months of the year and plan to return an additional two wells to production during the fourth quarter. We also plan to drill three new development wells in the field during the year. We spud the first of these wells in late September, the second in October, and anticipate spudding the third well in November. We plan to drill three additional infill wells on the onshore portion of the field in 2009.

        In the Sockeye field, we continue to implement our waterflood program from platform Gail and are working on the evaluation and design of a possible expansion of the program. During the first nine months of the year, we redrilled one well as an injector and performed four successful workovers in the field. We also continue to develop our plans for additional infill development drilling, waterflood expansion and natural gas production. We are also planning to fracture a Monterey well at Sockeye in 2009.

        In the South Ellwood field, the permitting process continues for our full-field development project. We received the draft environmental impact report for this project from the California State Lands Commission in June. We have provided comments on the report and are now focused on the project approval hearings which we expect to commence during either the fourth quarter of 2008 or first quarter of 2009. Key components of the project include an extension of our current lease area (which would effectively double the size of the existing lease area) and the installation of an onshore oil transport pipeline to replace the existing barge. Development of the extended lease area can be accomplished from the field's existing platform. We have been working on the pipeline permitting process and right-of-way for the pipeline in 2008 and our 2009 budget includes expenditures for certain long-lead items for the full-field development project in anticipation of regulatory approvals.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We currently have five drilling rigs and five workover/completion rigs working in the basin and expect to drill approximately 120 new wells and perform more than 125 workovers and recompletions there during 2008. In the first nine months of 2008, we spudded 84 wells, completed 61 wells, and performed 98 workovers and recompletions in the basin.

        We also continue to pursue our hydraulic fracturing program in the basin, a program that could potentially enhance production and reserves significantly. We initiated the program in November 2007 and have fractured 47 wells during the first nine months of 2008. We are encouraged by the early success of the program and continue to analyze results in order to optimize future fracture stimulations in the basin. We plan to fracture approximately 75 wells in the basin during 2008. Our 2009 budget will generate similar drilling, workover and fracturing activity next year.

Texas—Exploitation and Development

        In Texas, our focus in 2008 is on the continuation of our workover and recompletion programs in the Hastings complex and the Manvel field. During the first nine months of the year, we performed 83 workovers and recompletions and converted 14 wells into injectors at the Hastings complex. We are also focused on lowering operating expenses in the Hastings complex as we reduce our remediation and redevelopment activities there. At Manvel, we performed seven workovers and converted one well to an injector during the first nine months of the year. During the fourth quarter, we plan to continue our redevelopment work at Hastings and Manvel and to drill up to three new development wells in our Texas fields, including two at Manvel. Our 2009 budget includes capital for four new development wells, including two at Manvel.

Exploration Activities

        During the first nine months of the year we've drilled, or started drilling, two higher impact exploration wells in Texas and six in the Sacramento Basin. We plan to drill a total of ten higher impact exploration wells during 2008.

Acquisitions and Divestitures

         West Montalvo and Manvel Acquisitions.    We acquired the West Montalvo field in Ventura County, California in May 2007 for $61.3 million. We acquired the Manvel field in Brazoria County, Texas, and certain other fields in Texas, in April 2007 for $44.5 million.

         Hastings Complex Sale.    In November 2006, we entered into an agreement with a subsidiary of Denbury Resources Inc. pursuant to which Denbury has an option to acquire the majority of our properties in the Hastings complex for use in a proposed CO2 enhanced recovery project in which we will have a continuing interest. On August 29, 2008, we entered into an amendment to the agreement pursuant to which Denbury exercised its option to acquire the properties effective January 1, 2009. Denbury will either purchase the properties or, if we so elect, enter into a volumetric production payment or similar arrangement with us with respect to the properties. Unless we and Denbury agree otherwise, the purchase price or volumetric production payment will be based on the value of the properties as of December 31, 2008 determined with reference to the net proved reserves associated with the properties based on then-existing operations and NYMEX forward strip pricing, subject to certain adjustments.

         Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Certain Trends Affecting our Results of Operations

         Expected Production.    We expect that the continued execution of our capital expenditure program will result in increases in our average net production from each of our operating areas over the remainder of 2008. In Southern California, we expect to achieve production increases from the drilling and workover/recompletion programs we began in the West Montalvo field in 2007 and the workover program we began this year on Platform Gail in the Sockeye field. In the Sacramento Basin, we are continuing our multi-year drilling program and our hydraulic fracturing program and anticipate production increases from both. We continue to assess and develop plans for a further expansion of our activities in the area. We also expect production to increase in the Hastings complex as a result of the enhancement of our water processing and injection capabilities and the continuation of our workover and recompletion program. At the Manvel field, we are implementing a similar redevelopment program to increase production by upgrading our fluid handling and injection capacity and performing workovers and recompletions. In 2009, the sale of our producing properties in the Hastings complex in the first quarter will impact our overall production levels. Excluding 2008 production from those properties, however, we expect to grow production in 2009 relative to 2008, primarily as a result of the continued development of the projects described above. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, and other factors, including those referenced in "Risk Factors."

         Commodity Prices.    Oil and natural gas prices for the first nine months of 2008 have generally been higher than the comparable period in 2007, which has contributed to significant increases in our oil and natural gas sales in the first nine months of 2008. Rising commodity prices have also caused us to incur unrealized commodity derivative losses in the first nine months of 2008. However, commodity prices have declined substantially since June 30, 2008, which has caused us to recognize significant unrealized commodity derivative gains in the third quarter of 2008. These unrealized gains and losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains and losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. As a result of volatility in oil and natural gas prices, we will likely continue to experience significant unrealized commodity derivative gains and losses. Changes in oil and natural gas prices will also continue to affect our oil and natural gas sales, and those prices will also be a significant factor in determining the proceeds we receive in the sale of the Hastings properties. Oil and natural gas prices are affected by many factors outside of our control, including changes in worldwide supply and demand, and we cannot predict future changes in those prices.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Production Volume:
Oil (MBbls)(1)	1,071	1,036	2,960	2,995
Natural gas (MMcf)	5,001	5,900	13,926	17,110
MBOE	1,905	2,019	5,281	5,846
Daily Average Production Volume:
Oil (Bbls/d)	11,641	11,261	10,842	10,931
Natural gas (Mcf/d)	54,359	64,130	51,011	62,445
BOE/d	20,701	21,949	19,344	21,339
Oil Price per Bbl Produced (in dollars):
Realized price	$66.73	$109.08	$58.00	$104.81
Realized commodity derivative gain (loss) and amortization of commodity derivative premiums	(2.91)	(32.08)	(0.99)	(29.69)

Net realized price	$63.82	$77.00	$57.01	$75.12

Natural Gas Price per Mcf (in dollars):
Realized price	$5.71	$8.92	$6.56	$9.07
Realized commodity derivative loss and amortization of commodity derivative premiums	0.73	(0.15)	0.25	(0.08)

Net realized price	$6.44	$8.77	$6.81	$8.99

MBOE Sales Volume(2)	1,889	1,932	5,296	5,802
Average Sales Price per BOE(3)	$50.90	$63.53	$48.44	$63.34

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Expense per BOE:
Production expenses(4)	$14.90	$21.01	$15.04	$18.40
Transportation expenses	0.60	0.82	0.84	0.74
Depreciation, depletion and amortization	13.32	16.31	13.17	16.09
General and administrative expense(5)	4.00	5.07	4.67	5.38
Interest expense	8.13	6.59	8.44	7.02

(1)
Amounts shown are oil production volumes for offshore properties and sales volumes for onshore properties (differences between onshore production and sales volumes are minimal). Revenue accruals for offshore properties are adjusted for actual sales volumes since offshore oil inventories can vary significantly from month to month based on the timing of barge deliveries, oil in tank and pipeline inventories, and oil pipeline sales nominations.

(2)
Amounts shown are BOE sales volumes for both offshore and onshore properties.

(3)
Amounts shown are based on oil and natural gas sales, net of inventory changes, realized commodity derivative gains (losses), and amortization of commodity derivative premiums, divided by sales volumes.

(4)
Production expenses are comprised of lease operating expenses and production/property taxes.

(5)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007

         Oil and Natural Gas Sales.    Oil and natural gas sales increased $62.3 million (65%) to $158.0 million for the quarter ended September 30, 2008 from $95.7 million for the same period in 2007. The increase was primarily due to a 25% increase in average sales prices and a 6% increase in production as described below.

        Oil sales increased by $37.8 million (56%) in the third quarter of 2008 to $105.4 million compared to $67.6 million in the third quarter of 2007. Oil production decreased by 3%, with production of 1,036 MBbl in the third quarter of 2008 compared to 1,071 MBbl in the third quarter of 2007. The production decrease was primarily related to curtailed production at the South Ellwood field due to an interruption in barge service. The barge that transports the oil produced from the field was out of service for scheduled repairs for the majority of August and all of September. In addition, the Hastings complex and the Manvel field were shut in for seven to ten days due to Hurricane Ike in September. Our average realized price for oil increased $42.35 (63%) to $109.08 per Bbl for the period.

        Natural gas sales increased $24.5 million (87%) in the third quarter of 2008 to $52.6 million compared to $28.1 million in the third quarter of 2007. Natural gas production increased 18%, with production of 5,900 MMcf in the third quarter of 2008 compared to 5,001 MMcf in the third quarter of 2007. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. Our average realized price for natural gas increased $3.21 (56%) to $8.92 per Mcf for the period.

         Other Revenues.    Other revenue remained relatively constant at $1.1 million in the third quarter of 2008 compared to $1.0 million in the third quarter of 2007.

         Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, increased $14.0 million (49%) to $42.4 million in the third quarter of

2008 from $28.4 million in the third quarter of 2007. The increase was primarily due to non-recurring maintenance costs related to certain wells in the Sockeye field, a significant increase in electricity usage and rates in Texas, and an increase in the number of producing wells at other properties. Also contributing to the overall increase in production expenses was an increase in secured and supplemental property taxes related to our California properties. On a per unit basis, LOE increased to $17.89 per BOE in the third quarter of 2008 from $13.73 per BOE in the same period in 2007.

         Transportation Expenses.    Transportation expenses increased $0.6 million (45%) to $1.7 million in the third quarter of 2008 from $1.1 million in the third quarter of 2007. On a per BOE basis, transportation expenses increased $0.22 per BOE, from $0.60 per BOE in the third quarter of 2007 to $0.82 per BOE in the third quarter of 2008. The increase is primarily related to maintenance costs incurred in the third quarter of 2008 on the barge that delivers the South Ellwood oil production.

         Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $7.5 million (30%) to $32.9 million in the third quarter of 2008 from $25.4 million in the third quarter of 2007. DD&A expense rose $2.99 per BOE, from $13.32 per BOE in the third quarter of 2007 to $16.31 per BOE in the third quarter of 2008. The increase was primarily due to a higher depletion expense based on an increase in our oil and natural gas property cost resulting from our capital expenditure program.

         Accretion of Abandonment Liability.    Accretion expense was $1.0 million in the third quarter of 2008 compared to $0.9 million in the third quarter of 2007. The increase was due to accretion from new wells drilled and completed in 2007 and the first nine months of 2008.

         General and Administrative (G&A).    G&A expense increased $2.6 million (34%) to $10.2 million in the third quarter of 2008 from $7.6 million in the third quarter of 2007. The increase primarily resulted from an increase in our professional staff and related infrastructure. Non-cash SFAS 123R compensation expense charged to G&A decreased $0.1 million (6%) from $1.2 million in 2007 to $1.1 million in 2008 as a result of the settlement of an employment contract in the third quarter of 2007. Excluding the effect of the non-cash SFAS 123R compensation expense charges, G&A expense increased $1.13 from $3.37 per BOE in the third quarter of 2007 to $4.50 per BOE in the third quarter of 2008.

         Interest Expense, Net.    Interest expense, net of interest income, decreased $2.2 million (14%) from $15.5 million in the third quarter of 2007 to $13.3 million in the third quarter of 2008. The decrease was primarily the result of lower interest rates realized during the third quarter of 2008, partially offset by an increase in average debt outstanding.

         Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.3 million, from $1.0 million in the third quarter of 2007 to $0.7 million in the third quarter of 2008. The decrease was primarily due to the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

         Interest Rate Derivative Losses (Gains), Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized gains of $0.6 million in the third quarter of 2008 and a loss of $8.3 million in the 2007 period. The change between periods is the result of an increase in estimated interest rates used to determine the fair value of the derivative instruments at September 30, 2008 and a decrease in estimated interest rates in the third quarter of 2007. Realized interest rate swap losses were $3.4 million in the third quarter of 2008 compared to nil in the third quarter of 2007.

         Commodity Derivative Losses, Net.    The following table sets forth the components of commodity derivative losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2007	2008
Realized commodity derivative (gains) losses	$(530)	$34,095
Unrealized commodity derivative (gains) losses	8,576	(338,773)
Amortization of derivative premiums	1,650	1,626

Total	$9,696	$(303,052)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the third quarter of 2008 reflect the settlement of contracts at prices above the relevant strike prices, while the realized derivative gain in the third quarter of 2007 reflects the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative (gains) losses reflects an increase in the notional volumes under derivative contracts outstanding in the 2008 period and a decrease in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts.

         Income Tax Expense (Benefit).    The net income in the third quarter of 2008 resulted in income tax expense of $136.2 million compared to the income tax benefit of $1.7 million for the third quarter of 2007.

         Net Income (Loss).    Net income for the third quarter of 2008 was $220.9 million compared to net income of $0.5 million for the same period in 2007. The change between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

         Oil and Natural Gas Sales.    Oil and natural gas sales increased $202.8 million (78%) to $461.8 million for the nine months ended September 30, 2008 from $259.0 million for the same period in 2007. The increase was primarily due to a 31% increase in average sales prices and an 11% increase in production, as further described below.

        Oil sales increased by $138.3 million (82%) in the first nine months of 2008 to $306.7 million from $168.4 million in the first nine months of 2007. Oil production rose 1%, with production of 2,995 MBbl in the first nine months of 2008 compared to 2,960 MBbl in the first nine months of 2007. The production increase was attributable primarily to the effect of a full period of production from the Manvel field, which was purchased in April 2007, and from the West Montalvo field, which was purchased in May 2007. The increase was substantially offset by reduced production from the South Ellwood field as a result of an interruption in barge service for scheduled repairs during the majority of August and all of September 2008. In addition, the Hastings and Manvel fields were shut in for seven to ten days as a result of Hurricane Ike in the third quarter of 2008. Our average realized price for oil increased $46.81 (81%) to $104.81 per Bbl for the period.

        Natural gas sales increased $64.4 million (71%) in the first nine months of 2008 to $155.1 million compared to $90.7 million in the first nine months of 2007. Natural gas production increased 23%, with production of 17,110 MMcf compared to 13,926 MMcf in the first nine months of 2007. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. Our average realized price for natural gas increased $2.51 (38%) to $9.07 per Mcf for the period.

         Other Revenues.    Other revenue remained relatively flat at $2.8 million in the first nine months of 2008 compared to $2.6 million in the first nine months of 2007.

         Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, increased $28.2 million (35%) to $107.6 million in the first nine months of 2008 from $79.4 million in the first nine months of 2007. The increase was due to (i) a significant increase in electricity usage and rates in Texas in the third quarter of 2008, (ii) non-recurring maintenance costs incurred at Sockeye in 2008, (iii) the effect of a full nine months of expense related to the Manvel and Montalvo acquisitions, which occurred in April and May 2007, respectively, and (iv) an increase in secured and supplemental property taxes related to our California properties. On a per unit basis, LOE increased to $16.03 per BOE in the first nine months of 2008 compared to $13.90 per BOE in the same period in 2007.

         Transportation Expenses.    Transportation expenses remained relatively flat at $4.3 million for the first nine months of 2008 compared to $4.4 million for the first nine months of 2007. On a per BOE basis, transportation expenses decreased $0.10 per BOE, from $0.84 per BOE in the first nine months of 2007 to $0.74 per BOE in the first nine months of 2008.

         Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $24.5 million (35%) to $94.0 million in the first nine months of 2008 from $69.5 million in the first nine months of 2007. DD&A expense per BOE rose $2.92, from $13.17 per BOE in the first nine months of 2007 to $16.09 per BOE in the first nine months of 2008. The increase was primarily due to a higher depletion expense based on an increase in the oil and natural gas property costs resulting from our capital expenditure program.

         Accretion of Asset Retirement Obligations.    Accretion expense was $3.1 million in the first nine months of 2008 compared to $2.5 million in the first nine months of 2007. The increase was primarily due to accretion from new wells drilled and completed in 2007 and the first nine months of 2008.

         General and Administrative (G&A).    G&A expense, net of amounts capitalized, increased $6.8 million (28%) to $31.5 million in the first nine months of 2008 from $24.7 million in the first nine months of 2007. The increase was a result of costs of $2.7 million that were expensed in the second quarter of 2008 in connection with the cancellation of a planned master limited partnership ("MLP") offering, as well as an increase in our professional staff and related infrastructure. Non-cash SFAS 123R share-based compensation expense for the first nine months of 2007 was $3.7 million, compared to $3.4 million in the first nine months of 2008. The decrease was primarily due to the settlement of multiple employment agreements during the first nine months of 2007. Excluding the effect of the non-cash SFAS 123R charges and the non-recurring MLP charges, G&A increased $0.37 per BOE from $3.97 per BOE for the first nine months of 2007 to $4.34 for the first nine months of 2008.

         Interest Expense, Net.    Interest expense, net of interest income, decreased $3.5 million (8%) from $44.6 million in the first nine months of 2007 to $41.1 million in the first nine months of 2008, primarily as a result of a decrease in interest rates during the first nine months of 2008, partially offset by an increase in average debt outstanding.

         Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.6 million (18%) from $3.2 million in the first nine months of 2007 to $2.6 million in the first nine months of 2008. The decrease was primarily due to the write-off of deferred loan costs in connection with the refinancing of our term loan facility in the first nine months of 2007, as well as the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

         Interest Rate Derivative Losses (Gains), Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in an unrealized gain of $0.3 million in the first nine months of 2008 and an unrealized loss of $8.5 million in the first nine months of 2007. The change between periods is the result of an increase in the notional amount of debt covered by the interest rate swap, an increase in estimated interest rates used to determine the fair value of the derivative instruments at September 30, 2008 and a decrease in estimated interest rates in the third quarter of 2007. Realized interest rate swap losses were $7.1 million in the first nine months of 2008 compared to $0.1 million in the first nine months of 2007.

         Loss on Extinguishment of Debt.    We incurred a loss on extinguishment of debt of $12.1 million in the first nine months of 2007 when we prepaid our original second lien term loan facility and replaced it with our current term loan facility. We paid a premium of $3.5 million and wrote off related deferred loan costs of $8.6 million in connection with the prepayment.

         Commodity Derivative Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2007	2008
Realized commodity derivative (gains) losses	$(554)	$90,214
Unrealized commodity derivative (gains) losses	31,428	40,998
Amortization of derivative premiums	5,179	5,155

Total	$36,053	$136,367

        Realized commodity derivative gains or losses represent the difference between the strike price in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the 2007 period reflect the settlement of contracts at prices below the strike price, whereas the realized commodity derivative losses in the 2008 period reflect the settlement of contracts at prices above the strike price. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative losses reflects an increase in the notional volumes under derivative contracts outstanding in the 2008 period as well as an increase in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts.

         Income Tax Expense (Benefit).    The income before taxes in the first nine months of 2008 resulted in an income tax expense of $14.4 million whereas the loss before income taxes in the first nine months of 2007 resulted in an income tax benefit of $10.4 million.

         Net Income (Loss).    Net income for the first nine months of 2008 was $22.9 million compared to a net loss of $13.0 million for the same period in 2007. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Cash provided by operating activities	$116,061	$175,861
Cash used in investing activities	(365,704)	(246,321)
Cash provided by financing activities	242,097	65,265

        Net cash provided by operating activities was $175.9 million in the first nine months of 2008 compared with $116.1 million in the first nine months of 2007. Cash flows from operating activities in the first nine months of 2008 were favorably impacted by increases in commodity prices, production from properties acquired and our development program. Cash flows from operating activities were unfavorably impacted in the first nine months of 2008 by premiums paid for derivative contracts.

        Net cash used in investing activities was $246.3 million in the first nine months of 2008 compared with $365.7 million in the first nine months of 2007. The primary investing activities in the first nine months of 2008 include $242.7 million in capital expenditures on oil and natural gas properties related to our 2008 capital expenditure program. The primary investing activities in the first nine months of 2007 include $240.4 million in capital expenditures on oil and gas properties and $120.4 million paid for acquisitions, including the West Montalvo and Manvel fields.

        Net cash provided by financing activities was $65.3 million in the first nine months of 2008 compared to $242.1 million in the first nine months of 2007. The primary financing activities in the first nine months of 2008 were $58.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs. Financing activities in the first nine months of 2007 included $151.1 million in net borrowings under the second lien term loan facility and $20.6 million in net borrowings under the revolving credit facility to fund acquisitions, capital expenditures and working capital needs. Net proceeds from an additional offering of common stock completed in July 2007 were $116.0 million, of which $95.0 million was used to reduce amounts outstanding under our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $210.4 million in the first nine months of 2008, will be approximately $300.0 million for the year. We currently expect that our exploration, exploitation and development capital expenditures in 2009 will also be approximately $300.0 million. We intend to finance our capital expenditures for the remainder of 2008 primarily with cash flow from operations before working capital adjustments and amounts borrowed under our revolving credit facility. We expect to finance our capital expenditures for 2009 primarily with cash flow from operations before working capital adjustments, amounts borrowed under our revolving credit facility and proceeds from the sale of our interest in part of the Hastings complex. As of November 5, 2008, we had $79.8 million (net of $1.2 million in outstanding letters of credit and $4.75 million attributable to Lehman Commercial Paper—see below) in effective unused borrowing capacity under the revolving credit facility.

        Uncertainties relating to our capital resources and requirements in 2008 and 2009 include the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. Additional uncertainties relate to the sale of our producing properties in the Hastings complex. These uncertainties include the magnitude of the actual proceeds received from the sale and the potential exercise of our option to enter into a volumetric production payment or similar arrangement with Denbury in lieu of accepting cash proceeds in the sale. If we elect to receive cash in the sale, the consideration we would receive would be a significant additional source of liquidity, subject to mandatory repayment requirements of a portion of the proceeds under our credit facilities. Election of the volumetric production payment option would have a smaller immediate impact on our liquidity, but would provide additional liquidity over a period expected to be approximately ten years. The election of the volumetric production payment option would also have an effect on the required use of proceeds under the second lien term loan.

         Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. In May 2008 we amended the facility to, among other things, extend its maturity to March 2011. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA (as defined in the agreement). The borrowing base is subject to redetermination in April and November of each year. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The borrowing base under our revolving credit facility is currently $200.0 million and has been allocated at various percentages to a syndicate of 12 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the $200.0 million borrowing base has been allocated to Lehman Commercial Paper ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holding, Inc., which filed for bankruptcy protection on September 15, 2008. LCP is no longer funding its portion of our borrowing requests made under the facility. As of November 5, 2008, we owed LCP $4.75 million. Our effective borrowing base is $195.25 million, excluding $4.75 million related to LCP. A failure of any other member of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity.

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

         Senior Notes.    We issued $150.0 million of our senior notes in December 2004. The notes bear interest at 8.75% per year and will mature on December 15, 2011. We may redeem the notes after December 15, 2008, initially at a redemption price equal to 104.375% of the principal amount. In addition, before December 15, 2008, we may redeem all or part of the notes at a specified "make-whole" price. Upon the occurrence of a change of control of our company, each holder of the notes may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of those notes, plus any accrued and unpaid interest. The indenture governing the notes also contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets. The notes are secured with the second lien term loan on an equal and ratable basis.

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

Off-Balance Sheet Arrangements

        At September 30, 2008, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

         Oil.    As of September 30, 2008, we had entered into derivative agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Bbls/d	Weighted Avg. Prices	Bbls/d	Weighted Avg. Prices
Crude oil derivatives at September 30, 2008 for production:
October 1—December 31, 2008	8,100	$59.20	8,100	$73.65
January 1—December 31, 2009	6,983	$58.09	6,983	$74.38
January 1—December 31, 2010	6,150	$61.10	6,150	$72.88
January 1—December 31, 2011	7,000	$70.00	7,000	$141.64

         Natural Gas.    As of September 30, 2008, we had entered into derivative agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/d	Weighted Avg. Prices	MMBtu/d	Weighted Avg. Prices
Natural gas derivatives at September 30, 2008 for production:
October 1—December 31, 2008	32,650	$7.67	31,032	$11.47
January 1—December 31, 2009	33,125	$7.87	23,125	$11.42
January 1—December 31, 2010	17,900	$7.32	17,900	$11.03
January 1—December 31, 2011	12,000	$7.50	12,000	$13.50

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2008 is summarized below:

Oil

Type of Contract	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	NYMEX	2,450	$52.00/$75.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,000	$58.00/$78.00	Jul 1—Dec 31, 08
Collar	NYMEX	1,500	$58.00/$75.25	Jan 1—Dec 31, 08
Swap	NYMEX	2,500	$67.25	Jan 1—Dec 31, 08
Collar	NYMEX	800	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	(150)	$60.00/$82.75	Jan 1—Dec 31, 08
Collar	NYMEX	2,170	$50.00/$75.00	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$56.00/$79.25	Jul 1—Dec 31, 09
Collar	NYMEX	3,000	$55.00/$77.00	Jan 1—Dec 31, 09
Swap	NYMEX	2,000	$67.22	Jan 1—Dec 31, 09
Collar	NYMEX	750	$60.00/$82.75	Jan 1—Dec 31, 09
Collar	NYMEX	(700)	$60.00/$82.75	Jan 1—Jun 30, 09
Collar	NYMEX	1,000	$60.00/$72.80	Jan 1—Dec 31, 10
Collar	NYMEX	3,500	$60.00/$73.00	Jan 1—Dec 31, 10
Swap	NYMEX	1,000	$66.75	Jan 1—Dec 31, 10
Collar	NYMEX	650	$60.00/$81.75	Jan 1—Dec 31, 10
Collar	NYMEX	2,000	$70.00/$144.75	Jan 1—Dec 31, 11
Collar	NYMEX	2,000	$70.00/$141.00	Jan 1—Dec 31, 11
Collar	NYMEX	3,000	$70.00/$140.00	Jan 1—Dec 31, 11

Natural Gas

Type of Contract	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Put	NYMEX	6,000	$8.00 Floor	Jan 1—Dec 31, 08
Call	NYMEX	4,382	$10.60 Cap	Jul 1—Dec 31, 08
Collar	NYMEX	7,500	$8.00/$12.75	Jan 1—Dec 31, 08
Collar	NYMEX	5,700	$7.75/$10.05	Jan 1—Dec 31, 08
Basis Swap	PG&E Citygate	10,000	$(0.32)	Jan 1—Dec 31, 08
Collar	NYMEX	1,450	$8.00/$12.95	Jan 1—Dec 31, 08
Collar	NYMEX	12,000	$7.50/$11.75	Mar 1—Dec 31, 08
Swap	NYMEX	1,250	$8.72 Fixed	Jan 1—Jun 30, 09
Collar	NYMEX	1,250	$7.75/$13.05	Jan 1—Jun 30, 09
Swap	NYMEX	1,250	$8.00 Fixed	Jul 1—Dec 31, 09
Collar	NYMEX	1,250	$7.25/$11.30	Jul 1—Dec 31, 09
Collar	NYMEX	7,000	$7.50/$12.75	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	6,000	$0.10	Jan 1—Dec 31, 09
Basis Swap	PG&E Citygate	7,500	$0.11	Jan 1—Dec 31, 09
Collar	NYMEX	4,000	$7.30/$9.85	Jan 1—Dec 31, 09
Collar	NYMEX	1,125	$8.00/$12.00	Jan 1—Dec 31, 09
Collar	NYMEX	8,500	$7.50/$11.15	Jan 1—Dec 31, 09
Put	NYMEX	10,000	$8.50 Floor	Jan 1—Dec 31, 09
Collar	NYMEX	10,000	$7.00/$10.35	Jan 1—Dec 31, 10
Basis Swap	PG&E Citygate	10,000	$0.22	Jan 1—Dec 31, 10
Collar	NYMEX	1,000	$7.00/$9.10	Jan 1—Dec 31, 10
Collar	NYMEX	900	$7.50/$12.20	Jan 1—Dec 31, 10
Collar	NYMEX	6,000	$7.50/$11.95	Jan 1—Dec 31, 10
Collar	NYMEX	12,000	$7.50/$13.50	Jan 1—Dec 31, 11

        We enter into derivative contracts to hedge future crude oil and natural gas production in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities attempt to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our ability to fund expected capital expenditures. Finally, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.

        Lehman Brothers Commodity Services, Inc. ("LBCS") was a counterparty to several derivative contracts with us entered into between August 2006 and May 2008. On September 15, 2008, Lehman Brothers Holdings Inc, ("LBH"), credit support provider for LBCS, filed for bankruptcy. The bankruptcy filing of LBH constituted an event of default under the ISDA Master Agreement. Accordingly, on September 18, 2008, we notified LBCS that we were terminating each of the outstanding transactions, effective immediately, which resulted in a receivable due to us of $0.7 million. Subsequent to our notification of termination, LBCS filed for bankruptcy protection.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of September 30, 2008, the fair value of our commodity derivatives was a liability of $162.7 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. We have entered into two interest rate swap transactions to limit our exposure to changes in interest rates with respect to our second lien term loan facility. In May 2006, we entered into a swap to lock in our interest cost on $200.0 million of borrowings through May 2008. In June 2007, we entered into a second swap to lock in our interest cost on $300.0 million of borrowings through May 2008 and on $500.0 million of borrowings from May 2008 through June 2010. As a result of these transactions, amounts borrowed under the second lien term loan facility will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed under the revolving credit facility. As of November 5, 2008, there was approximately $114.3 million outstanding under that facility. A 1.0% increase in interest rates on unhedged variable rate borrowings of $100.0 million at September 30, 2008 would result in additional annualized interest expense of $1.0 million. As of September 30, 2008, the fair value of our interest rate derivatives was a liability of $17.5 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2008.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

Item 5. OTHER INFORMATION

        Not Applicable

Item 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Resignation and Release Agreement, dated as of October 20, 2008, by and between Mark DePuy and Venoco, Inc.
10.2	Independent Contractor Agreement, dated as of November 4, 2008, by and between Mark DePuy and Venoco, Inc.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2008

VENOCO, INC.

By:	/s/ TIMOTHY M. MARQUEZ

	Name:	Timothy M. Marquez
	Title:	Chairman and Chief Executive Officer

By:	/s/ TIMOTHY A. FICKER

	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer