Form 10-Q
period 2009-03-31
Venoco, Inc.
filed 2009-05-07
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

        As of March 31, 2009, there were 52,402,703 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2009, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, the future amount of the borrowing base under our revolving credit facility and our receipt of approvals relating to the South Ellwood full-field development project. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2008	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191	$15,020
Accounts receivable, net of allowance for doubtful accounts of $750 and $900 at December 31, 2008 and March 31, 2009, respectively	41,306	31,541
Inventories	12,361	4,211
Prepaid expenses and other current assets	4,314	3,856
Income taxes receivable	546	—
Commodity derivatives	57,247	73,105

Total current assets	115,965	127,733

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $30,228 and $35,570 for unproved properties were excluded from amortization at December 31, 2008 and March 31, 2009, respectively)	1,671,799	1,534,372
Drilling equipment	14,460	14,460
Other property and equipment	22,932	22,119

Total property, plant and equipment	1,709,191	1,570,951
Accumulated depletion, depreciation and amortization	(1,006,457)	(1,027,731)

Net property, plant and equipment	702,734	543,220

OTHER ASSETS:
Commodity derivatives	35,314	49,289
Deferred loan costs	7,458	6,798
Other	2,783	3,074

Total other assets	45,555	59,161

TOTAL ASSETS	$864,254	$730,114

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,400	$40,607
Undistributed revenue payable	8,277	9,017
Interest payable	5,325	7,384
Income taxes payable	—	8,304
Current maturities of long-term debt	2,598	4,521
Commodity and interest derivatives	21,284	24,204

Total current liabilities	112,884	94,037
LONG-TERM DEBT	797,670	660,194
COMMODITY AND INTEREST DERIVATIVES	9,363	4,853
ASSET RETIREMENT OBLIGATIONS	79,504	79,028

Total liabilities	999,421	838,112
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 51,548,990 and 52,402,703 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively)	515	524
Additional paid-in capital	319,336	320,668
Retained earnings (accumulated deficit)	(453,594)	(428,389)
Accumulated other comprehensive loss	(1,424)	(801)

Total stockholders' equity	(135,167)	(107,998)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$864,254	$730,114

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
REVENUES:
Oil and natural gas sales	$136,665	$57,431
Other	785	885

Total revenues	137,450	58,316
EXPENSES:
Oil and natural gas production	32,009	26,726
Transportation expense	1,297	1,046
Depletion, depreciation and amortization	31,246	22,683
Accretion of asset retirement obligations	993	1,357
General and administrative, net of amounts capitalized	9,066	7,998

Total expenses	74,611	59,810

Income (loss) from operations	62,839	(1,494)
FINANCING COSTS AND OTHER:
Interest expense, net	14,589	11,178
Amortization of deferred loan costs	999	735
Interest rate derivative losses (gains), net	13,971	947
Commodity derivative losses (gains), net	74,636	(48,559)

Total financing costs and other	104,195	(35,699)

Income (loss) before income taxes	(41,356)	34,205
Income tax provision (benefit)	(15,900)	9,000

Net income (loss)	$(25,456)	$25,205

Earnings per common share:
Basic	$(0.51)	$0.49
Diluted	$(0.51)	$0.49
Weighted average common shares outstanding:
Basic	50,227	50,702
Diluted	50,227	50,702

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2009
Net income (loss)	$(25,456)	$25,205
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	180	623

Other comprehensive income (loss)	180	623

Comprehensive income (loss)	$(25,276)	$25,828

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	51,549	$515	$319,336	$(453,594)	$(1,424)	$(135,167)
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	—	—	623	623
Issuance of restricted shares, net of cancellations	841	9	(9)	—	—	—
Share-based payments	—	—	1,250	—	—	1,250
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	76	—	—	76
Disgorgement of stock sale profits	—	—	15	—	—	15
Net income	—	—	—	25,205	—	25,205

BALANCE AT MARCH 31, 2009	52,403	$524	$320,668	$(428,389)	$(801)	$(107,998)

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,456)	$25,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	31,246	22,683
Accretion of abandonment liability	993	1,357
Deferred income taxes (benefit)	(16,000)	—
Share-based compensation	787	550
Amortization of deferred loan costs	999	735
Amortization of bond discounts and other non-cash interest	112	178
Unrealized interest rate swap derivative losses (gains)	13,554	(2,993)
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	56,666	(17,151)
Changes in operating assets and liabilities:
Accounts receivable	(11,644)	9,765
Inventories	2,127	(277)
Prepaid expenses and other current assets	(462)	423
Income taxes receivable/payable	100	8,850
Other assets	746	(291)
Accounts payable and accrued liabilities	(3,241)	(15,563)
Undistributed revenue payable	(2,061)	(160)
Net premiums paid on derivative contracts	(8,511)	(10,656)

Net cash provided by operating activities	39,955	22,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(80,495)	(68,865)
Acquisitions of oil and natural gas properties	(5,328)	(2,664)
Proceeds from sale of oil and natural gas properties	—	200,060
Expenditures for other property and equipment	(1,021)	(677)

Net cash (used in) provided by investing activities	(86,844)	127,854
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	60,000	57,626
Principal payments on long-term debt	(10,893)	(193,357)
Payments for deferred loan costs	(68)	(40)
Proceeds from derivative premium financing	2,488	—
Proceeds from Employee Stock Purchase Plan	—	76
Proceeds from disgorgement of stock sale profits	—	15
Proceeds from exercise of stock options	29	—
Stock issuance costs	(5)	—

Net cash (used in) provided by financing activities	51,551	(135,680)

Net increase (decrease) in cash and cash equivalents	4,662	14,829
Cash and cash equivalents, beginning of period	9,735	191

Cash and cash equivalents, end of period	$14,397	$15,020

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$12,453	$8,968
Cash paid for income taxes	$—	$150
Supplemental Disclosure of Non-cash Activities—
Accrued capital expenditures at period end	$24,884	$13,032
Increase (decrease) in accrued capital expenditures	$17,796	$(17,171)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations—Venoco, Inc. ("Venoco" or the "Company"), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California and onshore in Texas.

        Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. Venoco's Annual Report on Form 10-K for the year ended December 31, 2008 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates.

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. At December 31, 2008 and March 31, 2009, the Company has recorded a valuation allowance against its net deferred tax assets since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future tax returns. For the three months ended March 31, 2009, the tax expense recorded by the Company relates to federal AMT and state income taxes.

        Earnings Per Share—Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of "basic" and "diluted" earnings per share. In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method, as defined in SFAS 128. The Company's unvested restricted stock awards contain certain nonforfeitable dividend rights. Accordingly, the Company adopted the FSP effective January 1, 2009.

        Under the two-class method, net income is reduced by dividends declared or paid in the current period. The remaining unallocated earnings are allocated between common stock and participating

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities (unvested restricted stock) in the same proportion that the securities share in dividends. Common stock and unvested restricted stock of the Company share equally in distributed earnings. Basic EPS is calculated by dividing the earnings (distributed and undistributed) allocated to common stock by the weighted average shares outstanding. Diluted earnings per common share is calculated by determining the most dilutive result between applying the two-class method or the treasury stock method. The Company's dilutive securities include non-qualified stock options and unvested restricted stock.

        The treasury stock method is used to measure the dilutive impact of stock options and unvested restricted stock. The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2008	2009
Dilutive	—	—
Anti-dilutive	4,627,806	4,585,028

        Although the Company recorded net income for the first quarter of 2009, due to the Company's low average stock price during the quarter compared to the average grant date fair value of unvested restricted stock, the result of application of the treasury stock method to unvested restricted stock is anti-dilutive. Additionally, the exercise prices of all outstanding options are greater than the average stock price for the first quarter of 2009 and also is anti-dilutive to the calculation.

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2008	2009
Net income (loss)	$(25,456)	$25,205
Allocation of net income to unvested restricted stock	—	(533)

Net income (loss) allocated to common stock	$(25,456)	$24,672

Basic weighted average common shares outstanding	50,227	50,702
Add: dilutive effect of stock options and non-vested restricted stock	—	—

Diluted weighted average common shares outstanding	50,227	50,702

Basic earnings per common share	$(0.51)	$0.49
Diluted earnings per common share	$(0.51)	$0.49

        Application of the two-class method to the first quarter of 2008 would be anti-dilutive, therefore the two-class method has not been applied to the EPS calculation for the first quarter of 2008.

        Reclassifications—The Company made certain reclassifications to prior period condensed consolidated statements of operations to be consistent with the current presentation. The condensed consolidated statements of operations were modified to reclassify commodity derivative (gains) losses

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

from revenues to financing costs and other in the condensed consolidated statements of operations so as not to distort revenue trends with significant non-designated future economic hedging. These reclassifications had no impact on the Company's financial position, income (loss) before taxes or cash flows from operating, investing or financing activities.

  Recent Accounting Pronouncements

        In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161, effective January 1, 2009, has not had an impact on the Company's consolidated financial statements, other than additional disclosures.

        In December 2007, the FASB issued Statement No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R, effective January 1, 2009, however the impact on the Company's consolidated financial statements will be dependent upon the nature, terms and size of the acquisitions the Company consummates.

        In February 2008, the FASB issued Staff Position FAS 157-2 (FSP No. 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company's non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in impairment testing for unproved properties, asset retirement obligations initially measured at fair value, and those measured at fair value in a business combination. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 relative to its non-recurring nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the Company's balance sheet, results of operations, or cash flows.

        In December 2008, the SEC published revised rules regarding oil and gas reserves reporting requirements. The objective of the rules are to provide readers of financial statements with more meaningful and comprehensive understanding of oil and gas reserves. Key elements of the revised rules include a change in the pricing used to estimate reserves at period end, optional disclosure of probable and possible reserves, allowance of the use of new technologies in the determination of reserves and additional disclosure requirements. The rules also revise the prices used for reserves in determining depletion and the full cost ceiling test from a period end price to a 12-month average price. The revised rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not allowed. The Company is currently assessing the impact that the adoption of the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

revised rules will have on its operating results, financial position, cash flows, oil and natural gas reserves and disclosures.

2. ACQUISITIONS AND SALES OF PROPERTIES

        Grayson County Acquisition.    In September 2008, the Company acquired working interests in approximately 11,000 undeveloped acres located in Grayson County, Texas for approximately $5.9 million from an entity (the "Seller") affiliated with a former member of the Company's board of directors. Under the purchase and sale agreement, the Company agreed to drill two horizontal test wells on the acreage by March 2010 to retain the acreage. The Seller has the option to participate on a 12.5% working interest basis in any wells the Company drills beyond the two test wells. The Company is required to carry the Seller's costs on wells drilled subsequent to the test wells until the Company has incurred costs of approximately $5.7 million, net to the Seller's 12.5% working interest. If the Company has not incurred such costs by September 2011, it will be required to pay Seller the difference between $5.7 million and amounts actually incurred, or reassign its interest in the then undeveloped acreage to Seller.

        Hastings Complex Sale.    In February 2009, the Company closed the sale of its principal interests in the Hastings complex ("Hastings Sale") to a subsidiary of Denbury Resources Inc. ("Denbury") for approximately $201.0 million, subject to certain post-closing adjustments. The Company used the proceeds from the sale to repay the full balance of the revolving credit facility of $187.1 million and related interest of $0.5 million. In addition, the Company paid $5.5 million toward the principal balance on the second lien term loan. The Company did not recognize a gain for financial reporting purposes, but applied the proceeds from the Hastings Sale to reduce the capitalized cost of its oil and natural gas properties.

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

        Sacramento Basin Asset Acquisition.    In February 2009, the Company entered into a purchase and sale agreement pursuant to which it agreed to buy properties in the Sacramento Basin from Aspen Exploration Corporation ("Aspen") and certain other parties for a total of approximately $25 million, subject to certain adjustments. The closing of the transaction, which is subject to approval by Aspen's stockholders and other customary conditions, is currently scheduled to occur in the second quarter of 2009. In the first quarter of 2009, the Company paid a deposit of $2.4 million related to the acquisition.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Revolving credit agreement due March 2011	$135,052	$5,620
Second lien term loan due September 2011	500,000	494,485
8.75% senior notes due December 2011	149,590	149,624
Financed derivative premiums due through 2011	15,626	14,986

Total long-term debt	800,268	664,715
Less: current portion of long-term debt	(2,598)	(4,521)

Long-term debt, net of current portion	$797,670	$660,194

        Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility"), with a maturity date of March 30, 2011. The revolving credit facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the revolving credit agreement. Loans designated as Base Rate Loans under the revolving credit facility bear interest at a floating rate equal to (i) the greater of a market base rate and the overnight federal funds rate plus 0.50% plus (ii) an applicable margin ranging from zero to 0.75%, based upon utilization. Loans designated as LIBO Rate Loans under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.50% to 2.25%, based upon utilization. A commitment fee ranging from 0.375% to 0.5% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The borrowing base is subject to redetermination twice each year. In connection with the Hastings Sale, the borrowing base was re-determined in February 2009, resulting in a reduction of the borrowing base from $200.0 million to $125.0 million. The Company expects a redetermination to be completed in May 2009. As of May 5, 2009, the Company had effective available borrowing capacity of $112.6 million (net of the outstanding balance of $5.6 million, $0.9 million in outstanding letters of credit and $5.9 million attributable to Lehman Commercial Paper—see below) under the revolving credit facility.

        The borrowing base under the Company's revolving credit facility has been allocated at various percentages to a syndicate of 12 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the $125.0 million borrowing base has been allocated to Lehman Commercial Paper ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holding, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of the Company's borrowing requests made under the facility. As of May 5, 2009, the Company had a balance of $5.6 million on the revolving credit facility. The Company's effective borrowing base is $119.1 million, excluding $5.9 million related to LCP.

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

        The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness. The facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. Principal on the facility is payable on May 8, 2014. However, if the senior notes (see below) are still outstanding on September 20, 2011, principal on the term loan facility will be payable on that date.

        The Company may from time to time make optional prepayments of amounts borrowed under the facility (at par subsequent to May 7, 2009) if no amounts are outstanding under the revolving credit facility. Amounts prepaid under the facility may not be reborrowed. As a result of the Hastings sale in February 2009, the Company was required to repay $5.5 million of the outstanding principal balance on the second lien term loan.

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

        The Company was in compliance with all debt covenants at March 31, 2009.

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

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements.

        The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty. The Company generally

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to the Company's derivative contracts are also lenders, or affiliates of lenders, under its revolving credit facility. Therefore, the Company is not required to post collateral when the Company is in a derivative liability position. The Company's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (loss) for those commodity derivatives that qualify as cash flow hedges. As of March 31, 2009, the remaining unrealized derivative fair value loss of $1.7 million ($0.8 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize the remaining net unrealized derivative losses out of accumulated other comprehensive loss into earnings during the next nine months. The Company amortized accumulated other comprehensive loss into oil and natural gas sales of $0.3 million and $0.6 million during the three months ended March 31, 2008 and 2009, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Realized commodity derivative (gains) losses	$18,263	$(30,785)
Amortization of commodity derivative premiums	1,764	4,615
Unrealized commodity derivative (gains) losses for changes in fair value	54,609	(22,389)

Commodity derivative (gains) losses	$74,636	$(48,559)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Crude Oil Agreements.    As of March 31, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at March 31, 2009 for production:
April 1 - December 31, 2009	8,906	$55.94	6,906	$62.27
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas Agreements.    As of March 31, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at March 31, 2009 for production:
April 1 - December 31, 2009	61,125	$7.01	23,125	$11.39
January 1 - December 31, 2010	58,900	$6.41	17,900	$11.05
January 1 - December 31, 2011	36,000	$6.52	12,000	$13.53

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Realized interest rate derivative (gains) losses	$417	$3,940
Unrealized interest rate derivative (gains) losses	13,554	(2,993)

Interest rate derivative (gains) losses, net	$13,971	$947

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2008 and March 31, 2009 are summarized below. The net fair value of the Company's derivatives increased by $31.4 million from a net asset of $61.9 million at December 31, 2008 to a net asset of $93.3 million at March 31, 2009 due to lower futures prices for natural gas, which are used in the calculation of the fair value of commodity derivatives, and a reduction of the remaining term of the contracts for interest derivatives. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Company has not designated any of the contracts as hedging instruments. The main headings represent the balance sheet location for the contracts presented.

	December 31, 2008	March 31, 2009
Current Assets—Commodity derivatives:
Oil derivative contracts	$23,970	$15,194
Gas derivative contracts	33,277	57,911

	57,247	73,105

Other Assets—Commodity derivatives:
Oil derivative contracts	11,660	13,488
Gas derivative contracts	23,654	35,801

	35,314	49,289

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(1,672)	(759)
Gas derivative contracts	(652)	(3,148)
Interest rate derivative contracts	(18,960)	(20,297)

	(21,284)	(24,204)

Commodity and interest derivatives:
Gas derivative contracts	(180)	—
Interest rate derivative contracts	(9,183)	(4,853)

	(9,363)	(4,853)

Net derivative asset	$61,914	$93,337

5. FAIR VALUE MEASUREMENTS

        Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS 157) defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

5. FAIR VALUE MEASUREMENTS (Continued)

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

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2009 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2009
Assets (Liabilities):
Commodity derivatives	$—	$122,394	$—	$122,394
Commodity derivatives	—	(3,907)	—	(3,907)
Interest rate swaps	—	(25,150)	—	(25,150)

6. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31,
	2008	2009
Asset retirement obligations at beginning of period	$52,220	$80,579
Revisions of estimated liabilities	515	126
Liabilities incurred	953	1,140
Liabilities settled	(51)	(106)
Disposition of properties	—	(2,993)
Accretion expense	993	1,357

Asset retirement obligations at end of period	54,630	80,103
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,075)

Long-term asset retirement obligations	$54,130	$79,028

7. CAPITAL STOCK

        The Company has 58.8 million shares of common stock issued or reserved for issuance at March 31, 2009. At March 31, 2009, the Company has 52.4 million common shares issued and outstanding, of which 1.7 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At March 31, 2009, the Company had approximately 3.5 million options outstanding and 2.6 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of March 31, 2009, there are a total of 3,475,313 options outstanding with a weighted average exercise price of $9.09 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

        In November 2008, the Company's Board of Directors approved the 2008 Employee Stock Purchase Plan (the "ESPP") and the plan will be submitted to the Company's shareholders for approval at the Company's 2009 annual shareholders' meeting. In connection with the approval of the ESPP, the Board authorized 1.5 million shares of common stock to be issued under the ESPP. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5%

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year. The ESPP is non-compensatory, as defined by SFAS 123R. The ESPP became effective February 1, 2009.

        As of March 31, 2009, there were a total of 1,691,242 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 632,737 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock subject to service conditions only is determined by the closing stock price, as published by the New York Stock Exchange, on the day prior to the date of grant. The vesting of 943,291 of the shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique and the fair value of awards granted was estimated to be $2.61 per share in 2009. As of March 31, 2009, none of the restricted shares subject to market conditions have vested. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

        The following summarizes the Company's stock option activity for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,504,263	$9.16
Granted	—	—
Exercised	—	—
Cancelled	(28,950)	17.00

Outstanding, end of period	3,475,313	$9.09

Exercisable, end of period	3,134,473	$8.43

        The following summarizes the Company's unvested restricted stock award activity for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	851,545	$12.57
Granted	875,876	2.83
Vested	(875)	11.99
Forfeited	(35,304)	12.92

Non-vested, end of period	1,691,242	$7.56

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        In accordance with SFAS 123R, the Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
General and administrative expense	$1,240	$1,120
Oil and natural gas production expense	100	130

Total share-based compensation costs	1,340	1,250
Less: share-based compensation costs capitalized	(553)	(700)

Share-based compensation expensed	$787	$550

        As of March 31, 2009, there was $1.5 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 1.8 years and $8.3 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 3.0 years.

9. LITIGATION

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

        One of the Company's insurers currently is paying for the defense of these lawsuits under a reservation of its rights. Three other insurers that provided insurance coverage to the Company (the "Declining Insurers") took the position that they were not required to provide coverage for losses

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. LITIGATION (Continued)

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2009. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2008

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190	$1	$—	$—	$191
Accounts receivable	33,654	7,652	—	—	41,306
Inventories	5,544	6,817	—	—	12,361
Prepaid expenses and other current assets	4,314	—	—	—	4,314
Income taxes receivable	546	—	—	—	546
Commodity derivatives	57,247	—	—	—	57,247

TOTAL CURRENT ASSETS	101,495	14,470	—	—	115,965

PROPERTY, PLANT & EQUIPMENT, NET	580,317	121,353	1,064	—	702,734
COMMODITY DERIVATIVES	35,314	—	—	—	35,314
INVESTMENTS IN AFFILIATES	498,670	—	—	(498,670)	—
OTHER	9,546	695	—	—	10,241

TOTAL ASSETS	$1,225,342	$136,518	$1,064	$(498,670)	$864,254

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$67,832	$7,568	$—	$—	$75,400
Undistributed revenue payable	8,277	—	—	—	8,277
Interest payable	5,325	—	—	—	5,325
Current maturities of long-term debt	2,598	—	—	—	2,598
Commodity and interest derivatives	21,284	—	—	—	21,284

TOTAL CURRENT LIABILITIES:	105,316	7,568	—	—	112,884

LONG-TERM DEBT	797,670	—	—	—	797,670
COMMODITY AND INTEREST DERIVATIVES	9,363	—	—	—	9,363
ASSET RETIREMENT OBLIGATIONS	68,678	10,107	719	—	79,504
INTERCOMPANY PAYABLES (RECEIVABLES)	379,482	(336,243)	(43,239)	—	—

TOTAL LIABILITIES	1,360,509	(318,568)	(42,520)	—	999,421

TOTAL STOCKHOLDERS' EQUITY	(135,167)	455,086	43,584	(498,670)	(135,167)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,225,342	$136,518	$1,064	$(498,670)	$864,254

 CONDENSED CONSOLIDATING BALANCE SHEETS

AT MARCH 31, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,019	$1	$—	$—	$15,020
Accounts receivable	28,503	2,947	91	—	31,541
Inventories	4,045	166	—	—	4,211
Prepaid expenses and other current assets	3,856	—	—	—	3,856
Commodity derivatives	73,105	—	—	—	73,105

TOTAL CURRENT ASSETS	124,528	3,114	91	—	127,733

PROPERTY, PLANT & EQUIPMENT, NET	616,252	(74,073)	1,041	—	543,220
COMMODITY DERIVATIVES	49,289	—	—	—	49,289
INVESTMENTS IN AFFILIATES	501,291	—	—	(501,291)	—
OTHER	9,199	673	—	—	9,872

TOTAL ASSETS	$1,300,559	$(70,286)	$1,132	$(501,291)	$730,114

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,781	$5,826	$—	$—	$40,607
Undistributed revenue payable	9,017	—	—	—	9,017
Interest payable	7,384	—	—	—	7,384
Income taxes payable	8,304	—	—	—	8,304
Current maturities of long-term debt	4,521	—	—	—	4,521
Commodity and interest derivatives	24,204	—	—	—	24,204

TOTAL CURRENT LIABILITIES:	88,211	5,826	—	—	94,037

LONG-TERM DEBT	660,194	—	—	—	660,194
COMMODITY AND INTEREST DERIVATIVES	4,853	—	—	—	4,853
ASSET RETIREMENT OBLIGATIONS	71,022	7,273	733	—	79,028
INTERCOMPANY PAYABLES (RECEIVABLES)	584,277	(539,392)	(44,885)	—	—

TOTAL LIABILITIES	1,408,557	(526,293)	(44,152)	—	838,112

TOTAL STOCKHOLDERS' EQUITY	(107,998)	456,007	45,284	(501,291)	(107,998)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,300,559	$(70,286)	$1,132	$(501,291)	$730,114

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$102,003	$34,662	$—	$—	$136,665
Other	683	9	1,211	(1,118)	785

Total revenues	102,686	34,671	1,211	(1,118)	137,450

EXPENSES:
Oil and natural gas production	20,911	10,749	349	—	32,009
Transportation expense	2,341	—	—	(1,044)	1,297
Depletion, depreciation and amortization	25,249	5,974	23	—	31,246
Accretion of abandonment liability	784	193	16	—	993
General and administrative, net of amounts capitalized	8,468	598	74	(74)	9,066

Total Expenses	57,753	17,514	462	(1,118)	74,611

Income (loss) from operations	44,933	17,157	749	—	62,839
FINANCING COSTS AND OTHER:
Interest expense, net	15,347	(8)	(750)	—	14,589
Amortization of deferred loan costs	999	—	—	—	999
Interest rate derivative losses (gains), net	13,971	—	—	—	13,971
Commodity derivative losses (gains), net	74,636	—	—	—	74,636

Total financing costs and other	104,953	(8)	(750)	—	104,195

Equity in subsidiary income	11,488	—	—	(11,488)	—

Income (loss) before income taxes	(48,532)	17,165	1,499	(11,488)	(41,356)
Income tax provision (benefit)	(23,076)	6,600	576	—	(15,900)

Net income (loss)	$(25,456)	$10,565	$923	$(11,488)	$(25,456)

 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$48,221	$9,210	$—	$—	$57,431
Other	763	22	1,411	(1,311)	885

Total revenues	48,984	9,232	1,411	(1,311)	58,316

EXPENSES:
Oil and natural gas production	21,426	4,827	473	—	26,726
Transportation expense	2,262	15	—	(1,231)	1,046
Depletion, depreciation and amortization	19,913	2,746	24	—	22,683
Accretion of asset retirement obligations	1,185	159	13	—	1,357
General and administrative, net of amounts capitalized	7,431	567	80	(80)	7,998

Total expenses	52,217	8,314	590	(1,311)	59,810

Income (loss) from operations	(3,233)	918	821	—	(1,494)
FINANCING COSTS AND OTHER:
Interest expense, net	12,060	(3)	(879)	—	11,178
Amortization of deferred loan costs	735	—	—	—	735
Interest rate derivative losses (gains), net	947	—	—	—	947
Commodity derivative losses (gains), net	(48,559)	—	—	—	(48,559)

Total financing costs and other	(34,817)	(3)	(879)	—	(35,699)

Equity in subsidiary income	1,625	—	—	(1,625)	—

Income (loss) before income taxes	33,209	921	1,700	(1,625)	34,205
Income tax provision (benefit)	8,004	350	646	—	9,000

Net income (loss)	$25,205	$571	$1,054	$(1,625)	$25,205

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$20,377	$18,607	$971	$—	$39,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(67,075)	(13,417)	(3)	—	(80,495)
Acquisitions of oil and natural gas properties	(3,300)	(2,028)	—	—	(5,328)
Expenditures for property and equipment and other	(968)	(53)	—	—	(1,021)

Net cash provided by (used in) investing activities	(71,343)	(15,498)	(3)	—	(86,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,050	(4,082)	(968)	—	—
Proceeds from long-term debt	60,000	—	—	—	60,000
Principal payments on long-term debt	(10,893)	—	—	—	(10,893)
Payments for deferred loan costs	(68)	—	—	—	(68)
Proceeds from derivative premium financing	2,488	—	—	—	2,488
Stock issuance costs	(5)	—	—	—	(5)
Proceeds from exercise of stock options	29	—	—	—	29

Net cash provided by (used in) financing activities	56,601	(4,082)	(968)	—	51,551

Net increase (decrease) in cash and cash equivalents	5,635	(973)	—	—	4,662
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$14,397	$—	$—	$—	$14,397

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,547	$13,462	$1,646	$—	$22,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(66,932)	(1,933)	—	—	(68,865)
Acquisitions of oil and natural gas properties	(2,664)	—	—	—	(2,664)
Expenditures for property and equipment and other	(1,211)	534	—	—	(677)
Proceeds from sale of oil and natural gas properties	—	200,060	—	—	200,060

Net cash provided by (used in) investing activities	(70,807)	198,661	—	—	127,854
CASH FLOWS FROM FINANCING ACTIVITIES:				—
Net proceeds from (repayments of) intercompany borrowings	213,769	(212,123)	(1,646)	—	—
Proceeds from long-term debt	57,626	—	—	—	57,626
Principal payments on long-term debt	(193,357)	—	—	—	(193,357)
Payments for deferred loan costs	(40)	—	—	—	(40)
Proceeds from Employee Stock Purchase Plan	76	—	—	—	76
Proceeds from disgorgement of stock sale profits	15	—	—	—	15

Net cash provided by (used in) financing activities	78,089	(212,123)	(1,646)	—	(135,680)

Net increase (decrease) in cash and cash equivalents	14,829	—	—	—	14,829
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$15,019	$1	$—	$—	$15,020

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 21,728 BOE/d in the first quarter of 2009, compared to 21,026 BOE/d in the first quarter of 2008 and 22,674 BOE/d in the fourth quarter of 2008. Excluding production from the Hastings complex, which we sold on February 2, 2009 (see "—Acquisitions and Divestitures"), our average net production was 20,818 BOE/d in the first quarter of 2009, compared to 18,380 BOE/d in the first quarter of 2008 and 20,103 BOE/d in the fourth quarter of 2008.

        In the execution of our strategy, our management is principally focused on developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2009 is $150.0 million, of which approximately $53.2 million (excluding changes in accrued capital expenditures) was expended in the first three months of 2009. We expect to spend approximately 54% of the budgeted amount on projects in the Sacramento Basin, 28% in Southern California, 6% in Texas and 12% for exploration projects in a variety of areas. We have entered into hedging arrangements to secure floors on 100% of our forecast 2009 production. The price floors are intended to ensure a minimum revenue stream to support an active capital expenditure program and satisfy our other obligations. The aggregate levels of capital expenditures for the remainder of 2009, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2009 capital spending program:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2009 is on development activities in the West Montalvo field, where we are continuing an aggressive workover, recompletion and return to production program that we began when we acquired the field in May 2007. During the first three months of 2009, we completed two wells that were spud during the fourth quarter of 2008 and performed three workovers and recompletions. We plan to drill two additional wells in the West Montalvo field later in 2009.

        In the Sockeye field, we continue to implement and optimize our waterflood program from platform Gail. During the first three months of the year, we spud one well at Sockeye. We are currently in the process of completing the well, which, if successful, will produce from the Monterey formation and inject into the Upper Topanga formation to expand the waterflood.

        In the South Ellwood field, the permitting process continues for our full-field development project. We anticipate receiving a final environmental impact report relating to the project in 2009 and for the project approval hearings to begin thereafter. Key components of the project include an extension of the current lease boundary (which would effectively double the size of the existing lease area) and the installation of an onshore oil transport pipeline to replace the existing barge. We may pursue permits necessary for the pipeline separately from those required for the overall project. Development of the lease extension area can be accomplished from the field's existing platform. We have been pursuing the pipeline permitting process and acquiring rights-of-way. Our 2009 capital expenditure budget includes a small amount for continued work towards pipeline permitting and acquisition of rights-of-way.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. Currently, we have three drilling rigs and seven workover/completion rigs working in the basin and expect to drill over 70 new wells and perform more than 100 workovers and recompletions there in 2009. During the first three months of 2009, we spudded 24 wells, completed 18 (including wells spud in 2008), and performed 57 workovers and recompletions in the basin.

        We also continue to pursue our hydraulic fracturing program in the basin, a program that could potentially enhance production and reserves significantly. We initiated the program in November 2007 and have fractured over 70 wells since the start of the program. We are encouraged by the results and continue to analyze the fracs in order to optimize future fracture simulations in the basin. We plan to fracture approximately 12 wells in the basin during 2009, but did not fracture any wells during the first quarter.

Texas—Exploitation and Development

        In Texas, our focus has shifted from the recently sold Hastings complex to the development of our other Texas properties. Our 2009 capital expenditure budget includes capital for up to three new development wells and approximately seven workovers and recompletions. During the first three months of 2009, we performed one workover in Texas.

        Following the sale of the Hastings complex, our largest operated field in Texas is now the Manvel field. We intend to utilize the knowledge and experience we gained operating the Hastings complex to redevelop this field. This program will consist mainly of returning idle wells to production, increasing the lift capacity of existing wells, working over and recompleting existing wells in different producing sands, upgrading surface facility fluid handling capacity and increasing water injection capabilities. In addition, we are currently in the process of unitizing the Manvel field and believe it is a solid candidate for a CO2 flood operation.

Exploration Activities

        During the first three months of the year we spudded two exploration wells in Washington. One of those wells has been scheduled to be plugged and abandoned and the other is currently being evaluated.

Acquisitions and Divestitures

        Hastings Sale.    In February 2009, we completed the sale of our principal interests in the Hastings complex to Denbury for approximately $201.0 million. As a result of the sale, we repaid all amounts outstanding under our revolving credit facility and paid $5.5 million of the outstanding principal balance on our second lien term loan facility.

        For illustrative purposes, we have presented below, historical production volumes and the results of operations attributable to the Hastings complex for the three month periods ended March 31, 2008 and 2009 (which includes only January for the 2009 period).

	Three Months Ended March 31,
	2008	2009
Production Volume:
Oil (MBbls)	237	81
Natural gas (MMcf)	21	4
Statement of Operations (in thousands):
Oil sales	$23,555	$3,275
Gas sales	174	19
Lease operating expenses	7,620	1,636
Production and property taxes	1,469	332
Lease Operating Expenses per BOE	$31.70	$19.06

        Sacramento Basin Asset Acquisition.    In February 2009, we entered into a purchase and sale agreement pursuant to which we agreed to buy properties in the Sacramento Basin from Aspen Exploration Corporation ("Aspen") and certain other parties for a total of approximately $25 million, subject to certain adjustments. The closing of the transaction, which is subject to approval by Aspen's shareholders and other customary conditions, is currently scheduled to occur in the second quarter of 2009. In the first quarter of 2009, we paid a deposit of $2.4 million related to the acquisition.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Certain Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend primarily or in part upon those prices. For example, as a result of lower commodity prices at December 31, 2008, we were required to record a full cost ceiling impairment of our oil and gas properties in the fourth quarter. Additionally, if commodity prices continue to deteriorate throughout 2009, we may be required to record another ceiling impairment of our oil and natural gas properties. Continued low prices in early 2009 contributed significantly to a February 2009 reduction in the borrowing base under our revolving credit facility. In addition, as a result of declines in commodity prices, as well as the deterioration in the overall economy, we significantly reduced our capital expenditures planned for 2009 as compared to our actual capital expenditures incurred in 2008. In order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream, we employ a hedging strategy. As of March 31, 2009, we had hedge contract floors covering approximately 100% of our 2009 production guidance, in excess of 90% of our anticipated

2010 production and in excess of 60% of our anticipated 2011 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    We expect that the execution of our capital expenditure program in 2009 will result in average daily production volumes in 2009 that are consistent with 2008 volumes, pro forma for the Hastings sale, or approximately 19,000 BOE/d. We expect our Southern California properties, which produced 3.0 MMBOE during 2008 (of which 94% was oil), to exhibit modest production growth as compared to 2008. In particular, we expect the drilling and workover/recompletion programs at the West Montalvo field to result in production increases there in 2009. In the Sacramento Basin, we intend to continue our multi-year drilling program and plan to drill more than 70 new wells and perform over 100 workovers and recompletions. As a result of reducing the number of rigs active in the basin to three, we expect average daily production in the basin to decline over the course of 2009 but expect full year average net production to be relatively flat compared to average 2008 net production from the basin. At the Manvel field, which we acquired in April 2007, we are continuing a redevelopment program by upgrading our fluid handling and injection capacity and plan to drill two new wells and perform approximately five workovers and recompletions. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, changes in our capital expenditure budget and other factors, including those referenced in "Risk Factors."

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31,
	2008	2009
Production Volume:
Oil (MBbls)(1)	984	934
Natural gas (MMcf)	5,576	6,129
MBOE	1,913	1,956
Daily Average Production Volume:
Oil (Bbls/d)	10,813	10,378
Natural gas (Mcf/d)	61,275	68,100
BOE/d	21,026	21,728
Oil Price per Bbl Produced (in dollars):
Realized price	$90.84	$34.40
Realized commodity derivative gain (loss) and amortization of commodity derivative premiums	(18.49)	9.58

Net realized price	$72.35	$43.98

Natural Gas Price per Mcf (in dollars):
Realized price	$7.88	$4.41
Realized commodity derivative loss and amortization of commodity derivative premiums	(0.01)	1.87

Net realized price	$7.87	$6.28

Average Sales Price per BOE(2)	$59.21	$37.62
Expense per BOE:
Lease operating expenses(3)	$14.68	$11.78
Production and property taxes(3)	2.05	1.88
Transportation expenses	0.68	0.53
Depreciation, depletion and amortization	16.33	11.60
General and administrative expense(4)	4.74	4.09
Interest expense	7.63	5.71

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

    (3)
    Lease operating expenses and property and production taxes are combined to comprise oil and natural gas production expense on the condensed consolidated statements of operations.

    (4)
    Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $79.3 million (58%) to $57.4 million for the quarter ended March 31, 2009 from $136.7 million for the same period in 2008. The decrease was primarily due to a decrease in average sales prices partially offset by an increase in production as further described below.

        Oil sales decreased by $62.3 million (67%) in the first quarter of 2009 to $30.4 million compared to $92.7 million in the first quarter of 2008. Oil production decreased by 5%, with production of 934 MBbl in the first quarter of 2009 compared to 984 MBbl in the first quarter of 2008. The production decrease was primarily due to the sale of the Hastings complex in early February 2009. Excluding Hastings, production increased 106 MBbl (14%) from 747 MBbl in the first quarter of 2008 to 853 MBbl in the first quarter of 2009. The increase is primarily due to increased production at the West Montalvo and Sockeye fields as a result of drilling and recompletion activities in the latter half of 2008 and the first quarter of 2009. Our average realized price for oil decreased $56.44 (62%) to $34.40 per Bbl for the period.

        Natural gas sales decreased $16.9 million (39%) in the first quarter of 2009 to $27.0 million compared to $43.9 million in the first quarter of 2008. Natural gas production increased 10%, with production of 6,129 MMcf in the first quarter of 2009 compared to 5,576 MMcf in the first quarter of 2008. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. Our average realized price for natural gas decreased $3.47 (44%) to $4.41 per Mcf for the period.

        Other Revenues.    Other revenue remained relatively constant at $0.9 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $5.3 million (17%) to $26.7 million in the first quarter of 2009 from $32.0 million in the first quarter of 2008. The decrease was primarily due to the sale of Hastings in early February 2009 which was historically a relatively high cost field. On a per unit basis, LOE decreased to $11.78 per BOE in the first quarter of 2009 from $14.68 per BOE in the same period in 2008. Excluding Hastings, LOE per BOE decreased $0.81 from $12.24 per BOE in the first quarter of 2008 to $11.43 per BOE in the first quarter of 2009. The decrease is partially due to the increased proportion of Sacramento Basin natural gas production during the first quarter of 2009, which has lower operating costs than oil production. Additionally, we realized cost reductions related to maintenance and environmental costs in Southern California, as well as price/cost reductions from external contractors and suppliers.

        Transportation Expenses.    Transportation expenses decreased $0.3 million (19%) to $1.0 million in the first quarter of 2009 from $1.3 million in the first quarter of 2008. On a per BOE basis, transportation expenses decreased $0.15 per BOE, from $0.68 per BOE in the first quarter of 2008 to $0.53 per BOE in the first quarter of 2009.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $8.5 million (27%) to $22.7 million in the first quarter of 2009 from $31.2 million in the first quarter of 2008. DD&A expense decreased $4.73 per BOE, from $16.33 per BOE in the first quarter of 2008 to $11.60 per BOE in the first quarter of 2009. The decrease is due to a reduced amortizable base as a result of the full cost ceiling write down recorded at December 31, 2008, and the application of proceeds from the sale of the Hasting complex in February 2009 to reduce the full cost pool.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million (37%) to $1.4 million in the first quarter of 2009 from $1.0 million in the first quarter of 2008. The increase was due to revisions to estimated liabilities recorded in the fourth quarter of 2008 and accretion from new wells drilled and completed in 2008 and the first three months of 2009.

        General and Administrative (G&A).    G&A expense decreased $1.1 million (12%) to $8.0 million in the first quarter of 2009 from $9.1 million in the first quarter of 2008. The decrease primarily resulted from an increase in the G&A costs that were capitalized for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. This decrease was partially offset by increases in our professional staff and related infrastructure. Non-cash SFAS 123R compensation expense charged to G&A decreased $0.3 million (39%) from $0.7 million in 2008 to $0.4 million in 2009, primarily as a result of certain awards which fully vested during the quarter. Excluding the effect of the non-cash SFAS 123R compensation expense charges, G&A expense decreased $0.51 from $4.38 per BOE in the first quarter of 2008 to $3.87 per BOE in the first quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $3.4 million (23%) from $14.6 million in the first quarter of 2008 to $11.2 million in the first quarter of 2009. The decrease was primarily the result of a reduction in our average debt outstanding due to the repayment of the balance on the revolving credit facility in the first quarter of 2009 and lower interest rates realized during the first quarter of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.3 million, from $1.0 million in the first quarter of 2008 to $0.7 million in the first quarter of 2009. The decrease was primarily due to the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized gains of $3.0 million in the first quarter of 2009 and unrealized losses of $13.6 million in the 2008 period. Unrealized interest rate (gains) losses are the result of the change in the fair value of our interest rate derivatives. The unrealized gain for the three months ended March 31, 2009 is primarily due to the reduction of the remaining term of the contracts since future interest rates remained relatively constant between December 31, 2008 and March 31, 2009. Realized interest rate swap losses were $3.9 million in the first quarter of 2009 compared to realized losses of $0.4 million in the first quarter of 2008.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2009
Realized commodity derivative (gains) losses	$18,263	$(30,785)
Amortization of derivative premiums	1,764	4,615
Unrealized commodity derivative (gains) losses for changes in fair value	54,609	(22,389)

Commodity derivative (gains) losses	$74,636	$(48,559)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the first quarter of 2009 reflect the settlement of contracts at prices below the relevant strike prices, while the realized derivative loss in the first quarter of 2008 reflects the settlement of contracts at prices above the relevant strike prices. In addition, in the first quarter of

2009, we unwound certain oil collars and purchased oil swaps with the proceeds. We also unwound certain 2009 gas puts to bring our hedge position in line with our production guidance. As a result of these transactions, we realized non-recurring gains of $10.4 million which are reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. The change in unrealized commodity derivative (gains) losses reflects a decrease in the futures prices used to estimate the fair value of those contracts at the end of the period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We provided a valuation allowance against our net deferred tax assets at December 31, 2008 and March 31, 2009 since we could not conclude that it is more likely than not that the net deferred tax assets will be recognized. The current tax expense for the first quarter of 2009 relates to federal AMT and state income taxes. The net loss for the first quarter of 2008 resulted in an income tax benefit of $15.9 million.

        Net Income (Loss).    Net income for the first quarter of 2009 was $25.2 million compared to net loss of $25.5 million for the same period in 2008. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cash provided by operating activities	$39,955	$22,655
Cash (used in) provided by investing activities	(86,844)	127,854
Cash (used in) provided by financing activities	51,551	(135,680)

        Net cash provided by operating activities was $22.7 million in the first three months of 2009 compared with $40.0 million in the first three months of 2008. Cash flows from operating activities in the first three months of 2009 were unfavorably impacted by decreases in commodity prices and net premiums paid on derivative contracts.

        Net cash provided by investing activities was $127.9 million in the first three months of 2009 compared with $86.8 million used in the first three months of 2008. The primary investing activities in the first three months of 2009 were receipt of $200.1 million in cash proceeds from the sale of the Hastings complex offset by $71.5 million in capital expenditures on oil and natural gas properties related to our 2009 capital expenditure program. The primary investing activities in the first three months of 2008 include $85.8 million in capital expenditures on oil and gas properties.

        Net cash used in financing activities was $135.7 million in the first three months of 2009 compared to $51.6 million provided by financing activities in the first three months of 2008. The primary financing activities in the first three months of 2009 were $129.4 million in net payments made on our revolving credit facility paid with proceeds from the Hastings complex sale. Additionally, we paid $5.5 million of the principal balance on the second lien term loan with the Hastings sale proceeds. Financing activities in the first three months of 2008 included $49.1 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures will be approximately $150.0 million in 2009. We intend to finance these capital expenditures and the Aspen acquisition (see "—Acquisitions and Divestitures—Sacramento Basin Asset Acquisition") through a combination of cash flow from operations, cash on hand and borrowings under our revolving credit facility. However, we expect to be able to maintain substantial borrowing availability on our revolving credit facility throughout the year. Uncertainties relating to our capital resources and requirements in 2009 include the possibility that one or more of the counterparties to our hedging arrangements fails to perform under the contracts and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. In May 2008 we amended the facility to, among other things, extend its maturity to March 2011. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base currently established at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. We expect a redetermination to be completed in May 2009. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        In anticipation of the Hastings sale, in January 2009 we requested a redetermination of the borrowing base under the revolving credit facility. Consequently, effective with the sale, the borrowing base was reduced from $200.0 million to $125.0 million. Lending commitments under the facility have been allocated at various percentages to a syndicate of twelve banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the borrowing base has been allocated to Lehman Commercial Paper ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holding, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of our borrowing requests made under the facility. Accordingly, our effective borrowing base is $119.1 million, excluding $5.9 million related to LCP. A failure of any other member of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As a result of the Hastings sale in February 2009, we repaid the outstanding balance of the facility in full. Subsequently, we borrowed approximately $5.6 million solely to maintain a balance of variable rate debt equivalent to the notional amount of our interest rate swap. See "Quantitative and Qualitative Disclosures About Market Risk." While we do not expect to be in violation of any of our debt covenants during 2009, we believe that it will be important to monitor the requirement that we maintain a specified ratio of debt to EBITDA (as defined in the agreement governing the revolving credit facility), in particular if commodity prices do not increase and we pursue our current capital expenditure plan. We do not currently expect to borrow any additional amounts under the facility until late in the second quarter or early in the third quarter of 2009. If we believe at that time that borrowing under the facility will give rise to a significant possibility of a covenant default, we may take a variety of actions, including but not limited to reducing our capital expenditure budget.

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

Off-Balance Sheet Arrangements

        At March 31, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Oil.    As of March 31, 2009, we had entered into derivative agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the difference between the agreement price and the actual NYMEX crude oil price.

	Minimum		Maximum
	Barrels/day	Avg. Prices	Barrels/day	Avg. Prices
Crude oil derivatives at March 31, 2009 for production:
April 1 - December 31, 2009	8,906	$55.94	6,906	$62.27
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas.    As of March 31, 2009, we had entered into derivative agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at March 31, 2009 for production:
April 1 - December 31, 2009	61,125	$7.01	23,125	$11.39
January 1 - December 31, 2010	58,900	$6.41	17,900	$11.05
January 1 - December 31, 2011	36,000	$6.52	12,000	$13.53

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2009 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Bank of Montreal	NYMEX	2,170	$53.28	Apr 1 - Jun 30, 09
Collar	Bank of Montreal	NYMEX	50	$60.00/$82.75	Apr 1 - Jun 30, 09
Swap	Bank of Montreal	NYMEX	1,000	$59.75	Jul 1 - Dec 31, 09
Swap	Fortis Bank	NYMEX	2,000	$67.22	Apr 1 - Dec 31, 09
Swap	Bank of Montreal	NYMEX	3,000	$58.14	Apr 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	750	$60.00/$82.75	Jul 1 - Dec 31, 09
Put	Bank of Montreal	NYMEX	2,000	$40.00	Apr 1 - Dec 31, 09
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Jan 1 - Dec 31, 10
Swap	Fortis Bank	NYMEX	1,000	$66.75	Jan 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Jan 1 - Dec 31, 10
Put	Scotia Bank	NYMEX	1,850	$40.00	Jan 1 - Dec 31, 10
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Collar	Key Bank	NYMEX	2,000	$50.00/$144.75	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Credit Suisse	NYMEX	1,250	$7.75/$13.05	Apr 1 - Jun 30, 09
Swap	Credit Suisse	NYMEX	1,250	$8.72	Apr 1 - Jun 30, 09
Basis Swap	Bank of Montreal	PG&E Citygate	6,000	$0.10	Apr 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	7,500	$0.11	Apr 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,125	$8.00/$12.00	Apr 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	4,000	$7.30/$9.85	Apr 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	7,000	$7.50/$12.75	Apr 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	8,500	$7.50/$11.15	Apr 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	10,000	$8.50	Apr 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	28,000	$6.00	Apr 1 - Dec 31, 09
Basis Swap	Credit Suisse	PG&E Citygate	19,625	$0.00	Apr 1 - Dec 31, 09
Swap	Credit Suisse	NYMEX	1,250	$8.00	Jul 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	1,250	$7.25/$11.30	Jul 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	6,475	$0.14	Apr 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10	Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20	Jan 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00	Jan 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09	Jan 1 - Dec 31, 09
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35	Jan 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22	Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95	Jan 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05	Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11

        We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. Most of our derivative contracts relate to changes in the market price relative to the applicable benchmark price; basis swap contracts relate to changes in the applicable differential. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our liquidity or our ability to fund expected capital expenditures.

        In addition, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We generally have netting arrangements with our counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to our derivative contracts are also lenders, or affiliates of lenders, under our revolving credit facility. Therefore, we are not required to post collateral when we are in a derivative liability position. Our revolving credit facility and our derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of March 31, 2009, the fair value of our commodity derivatives was a net asset of $118.5 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of May 5, 2009, there was approximately $500.1 million outstanding under those facilities. We have entered into an interest rate swap transaction to limit our exposure to changes in interest rates with respect to our second lien term loan facility to lock in our interest cost on $500.0 million of borrowings through June 2010. As a result, amounts borrowed up to $500.0 million will effectively bear interest at a fixed rate of approximately 9.3% until June 2010. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed in excess of $500.0 million, which is only $0.1 million at March 31, 2009. As of March 31, 2009, the fair value of our interest rate derivatives was a liability of $25.2 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2009.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Not Applicable

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

May 6, 2009

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer