Form 10-Q
period 2009-06-30
Venoco, Inc.
filed 2009-08-06
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

YES ☐    NO ☒

        As of June 30, 2009, there were 52,456,555 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2009, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, the future amount of the borrowing base and our compliance with covenants under our revolving credit facility, our receipt of approvals relating to the South Ellwood full-field development project and the implementation and/or maintenance of delivery and sales arrangements relating to production from the South Ellwood field. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 and such things as:

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

  •
  delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;

  •
  environmental liabilities;

  •
  loss of senior management or technical personnel;

  •
  acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

  •
  risk factors discussed or referenced in this report; and

  •
  other factors, many of which are beyond our control.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2008	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191	$1,584
Accounts receivable, net of allowance for doubtful accounts of $750 and $900 at December 31, 2008 and June 30, 2009, respectively	41,306	31,291
Inventories	12,361	4,446
Prepaid expenses and other current assets	4,314	2,872
Income taxes receivable	546	—
Commodity derivatives	57,247	48,542

Total current assets	115,965	88,735

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $30,228 and $55,341 for unproved properties were excluded from amortization at December 31, 2008 and June 30, 2009, respectively)	1,671,799	1,609,377
Drilling equipment	14,460	14,460
Other property and equipment	22,932	22,471

Total property, plant and equipment	1,709,191	1,646,308
Accumulated depletion, depreciation and amortization	(1,006,457)	(1,048,347)

Net property, plant and equipment	702,734	597,961

OTHER ASSETS:
Commodity derivatives	35,314	29,340
Deferred loan costs	7,458	6,190
Other	2,783	3,164

Total other assets	45,555	38,694

TOTAL ASSETS	$864,254	$725,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,400	$43,185
Undistributed revenue payable	8,277	5,544
Interest payable	5,325	1,701
Income taxes payable	—	3,794
Current maturities of long-term debt	2,598	—
Commodity and interest derivatives	21,284	37,912

Total current liabilities	112,884	92,136
LONG-TERM DEBT	797,670	694,532
COMMODITY AND INTEREST DERIVATIVES	9,363	18,872
ASSET RETIREMENT OBLIGATIONS	79,504	85,393

Total liabilities	999,421	890,933
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 51,548,990 and 52,456,555 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively)	515	525
Additional paid-in capital	319,336	322,020
Retained earnings (accumulated deficit)	(453,594)	(487,866)
Accumulated other comprehensive loss	(1,424)	(222)

Total stockholders' equity	(135,167)	(165,543)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$864,254	$725,390

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
REVENUES:
Oil and natural gas sales	$167,132	$62,011	$303,797	$119,442
Other	915	803	1,700	1,688

Total revenues	168,047	62,814	305,497	121,130
EXPENSES:
Oil and natural gas production	33,138	25,539	65,147	52,265
Transportation expense	1,382	764	2,679	1,810
Depletion, depreciation and amortization	29,870	20,608	61,116	43,291
Accretion of asset retirement obligations	1,028	1,388	2,021	2,745
General and administrative, net of amounts capitalized	12,165	8,559	21,231	16,557

Total expenses	77,583	56,858	152,194	116,668

Income (loss) from operations	90,464	5,956	153,303	4,462
FINANCING COSTS AND OTHER:
Interest expense, net	13,169	9,777	27,758	20,955
Amortization of deferred loan costs	889	738	1,888	1,473
Interest rate derivative losses (gains), net	(9,908)	7,953	4,063	8,900
Loss on extinguishment of debt	—	582	—	582
Commodity derivative losses (gains), net	364,783	50,483	439,419	1,924

Total financing costs and other	368,933	69,533	473,128	33,834

Income (loss) before income taxes	(278,469)	(63,577)	(319,825)	(29,372)
Income tax provision (benefit)	(105,900)	(4,100)	(121,800)	4,900

Net income (loss)	$(172,569)	$(59,477)	$(198,025)	$(34,272)

Earnings per common share:
Basic	$(3.43)	$(1.17)	$(3.94)	$(0.68)
Diluted	$(3.43)	$(1.17)	$(3.94)	$(0.68)
Weighted average common shares outstanding:
Basic	50,347	50,781	50,287	50,742
Diluted	50,347	50,781	50,287	50,742

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income (loss)	$(172,569)	$(59,477)	$(198,025)	$(34,272)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	197	580	377	1,202

Other comprehensive income (loss)	197	580	377	1,202

Comprehensive income (loss)	$(172,372)	$(58,897)	$(197,648)	$(33,070)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	51,549	$515	$319,336	$(453,594)	$(1,424)	$(135,167)
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	—	—	1,202	1,202
Issuance of stock for cash upon exercise of options	20	1	173	—	—	174
Issuance of restricted shares, net of cancellations	848	8	(8)	—	—	—
Share-based payments	—	—	2,350	—	—	2,350
Issuance of common stock pursuant to Employee Stock Purchase Plan	40	1	154	—	—	155
Disgorgement of stock sale profits	—	—	15	—	—	15
Net income (loss)	—	—	—	(34,272)	—	(34,272)

BALANCE AT JUNE 30, 2009	52,457	$525	$322,020	$(487,866)	$(222)	$(165,543)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(198,025)	$(34,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	61,116	43,291
Accretion of abandonment liability	2,021	2,745
Deferred income taxes (benefit)	(121,900)	—
Share-based compensation	1,384	1,194
Amortization of deferred loan costs	1,888	1,473
Amortization of bond discounts and other non-cash interest	254	304
Loss on extinguishment of debt	—	582
Unrealized interest rate swap derivative losses (gains)	340	(170)
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	383,914	50,200
Changes in operating assets and liabilities:
Accounts receivable	(17,130)	10,029
Inventories	1,653	(512)
Prepaid expenses and other current assets	1,861	1,512
Income tax receivable/payable	100	4,340
Other assets	3,075	(381)
Accounts payable and accrued liabilities	(1,658)	(21,430)
Undistributed revenue payable	1,566	(3,633)
Net premiums paid on derivative contracts	(13,839)	(8,012)

Net cash provided by operating activities	106,620	47,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(155,447)	(116,671)
Acquisitions of oil and natural gas properties	(4,624)	(21,575)
Proceeds from sale of oil and natural gas properties	—	200,060
Expenditures for other property and equipment	(2,481)	(1,128)

Net cash (used in) provided by investing activities	(162,552)	60,686
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	135,000	102,394
Principal payments on long-term debt	(93,787)	(209,016)
Payments for deferred loan costs	(811)	(275)
Proceeds from derivative premium financing	7,817	—
Proceeds from Employee Stock Purchase Plan	—	155
Proceeds from disgorgement of stock sale profits	—	15
Proceeds from exercise of stock options	2,530	174
Stock issuance costs	(5)	—

Net cash (used in) provided by financing activities	50,744	(106,553)

Net increase (decrease) in cash and cash equivalents	(5,188)	1,393
Cash and cash equivalents, beginning of period	9,735	191

Cash and cash equivalents, end of period	$4,547	$1,584

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$28,795	24,301
Cash paid for income taxes	—	560
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$29,474	$15,028
Increase (decrease) in accrued capital expenditures	$(13,206)	$(15,175)

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

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest rate derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates.

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. At December 31, 2008 and June 30, 2009, the Company has recorded a valuation allowance against its net deferred tax assets since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future tax returns. For the six months ended June 30, 2009, the tax expense recorded by the Company relates to federal AMT and state income taxes.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under the two-class method, net income is reduced by dividends declared or paid in the current period. The remaining unallocated earnings are allocated between common stock and participating securities (unvested restricted stock) in the same proportion that the securities share in dividends. Common stock and unvested restricted stock of the Company share equally in distributed earnings. Basic EPS is calculated by dividing the earnings (distributed and undistributed) allocated to common stock by the weighted average shares outstanding. Diluted earnings per common share is calculated by determining the most dilutive result between applying the two-class method or the treasury stock method. The Company's dilutive securities include non-qualified stock options and unvested restricted stock, however these participating securities do not have a contractual obligation to share in the Company's losses. Therefore, in periods of net loss, none of the net loss is allocated to the participating securities. As the Company reported net losses for all periods presented, the application of the two-class method will not have an impact on the Company's earnings per share.

        The treasury stock method is used to measure the dilutive impact of stock options and unvested restricted stock. The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Dilutive	—	—	—	—
Anti-dilutive	4,860,743	5,105,656	4,744,274	4,861,691

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income (loss)	$(172,569)	$(59,477)	$(198,025)	$(34,272)
Allocation of net income to unvested restricted stock	—	—	—	—

Net income (loss) allocated to common stock	$(172,569)	$(59,477)	$(198,025)	$(34,272)

Basic weighted average common shares outstanding	50,347	50,781	50,287	50,742
Add: dilutive effect of stock options and non-vested restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	50,347	50,781	50,287	50,742

Basic earnings per common share	$(3.43)	$(1.17)	$(3.94)	$(0.68)
Diluted earnings per common share	$(3.43)	$(1.17)	$(3.94)	$(0.68)

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

        In December 2007, the FASB issued Statement No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in business combinations and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141R, effective January 1, 2009, however the impact on the Company's consolidated financial statements will be dependent upon the nature, terms and size of the acquisitions the Company consummates. The Company applied the provisions of SFAS 141R to the Sacramento Basin Asset Acquisition which closed on June 30, 2009. See note 2 to the condensed consolidated financial statements for discussion of the impact of adoption.

        In February 2008, the FASB issued Staff Position FAS 157-2 ("FSP No. 157-2"), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company's non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in impairment testing for unproved properties, asset retirement obligations initially measured at fair value, and those measured at fair value in a business combination. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 relative to its non-recurring nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the Company's balance sheet, results of operations, or cash flows.

        In May 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS 165"), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The statement defines the period after the balance sheet date in which management should evaluate events or transactions that may require recognition or disclosure in the financial statements. Additionally, the statement sets forth the circumstances under which an entity should recognize or disclose events occurring after the balance sheet date in the financial statements. The statement also identifies the disclosures required for subsequent events. The statement is effective for all interim and annual periods ending after June 15, 2009. Adoption of the statement, effective June 30, 2009, did not result in any changes to the Company's financial statements, other than additional disclosures. The Company has evaluated subsequent events through August 5, 2009, which is the date these financial statements were issued.

        In December 2008, the SEC published revised rules regarding oil and gas reserves reporting requirements. The objective of the rules are to provide readers of financial statements with more meaningful and comprehensive understanding of oil and gas reserves. Key elements of the revised rules include a change in the pricing used to estimate reserves at period end, changes in certain definitions, optional disclosure of probable and possible reserves, allowance of the use of new technologies in the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

determination of reserves and additional disclosure requirements. The rules also revise the prices used for reserves in determining depletion and the full cost ceiling test from a period end price to a 12-month average price. The revised rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not allowed. The Company is currently assessing the impact that the adoption of the revised rules will have on its operating results, financial position, cash flows, oil and natural gas reserves and disclosures.

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sacramento Basin Asset Acquisition.    In February 2009, the Company entered into a purchase and sale agreement pursuant to which it agreed to buy certain natural gas producing properties in the Sacramento Basin from Aspen Exploration Corporation and certain other parties. The properties acquired are in close proximity to the Company's existing operations in the Sacramento Basin and therefore complement the Company's current natural gas portfolio. The transaction closed on June 30, 2009, with an effective date of December 1, 2008. The purchase price of $21.4 million consisted of cash paid of $21.3 million and certain payables related to the properties acquired of $0.1 million assumed by the Company.

        Under SFAS 141(R), Business Combinations, the Sacramento Basin asset acquisition qualifies as a business combination, and therefore, the Company was required to estimate the fair value of the assets acquired and liabilities assumed as of the acquisition date (June 30, 2009) in order to record the acquisition. SFAS 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        The fair value of the acquired properties was determined based upon numerous inputs, many of which were unobservable (which are defined as Level 3 inputs under SFAS 157). The significant inputs used in estimating the fair value were: (1) NYMEX natural gas futures prices at June 30, 2009 (observable), (2) projections of the estimated quantities of natural gas reserves, (3) projections regarding rates and timing of production, (4) projections regarding amounts and timing of future development and abandonment costs, (5) projections regarding the amounts and timing of operating costs and property taxes, (6) estimated risk adjusted discount rates and (7) estimated inflation rates. As a result of applying the above assumptions, the Company estimated the aggregate fair value of the acquisition at $21.4 million. The estimated fair value of the acquisition was assigned to the assets acquired and liabilities assumed as follows: $22.9 million to proved properties, $1.5 million to unevaluated properties, $1.1 million to operating equipment and $4.1 million to asset retirement obligation. Because the estimated fair value and purchase price were equivalent, the Company did not record goodwill or a gain related to the acquisition.

        The transaction closed on June 30, 2009, therefore, the revenues and earnings included in the statement of operations are immaterial to the Company's overall financial statement presentation.

        Hastings Complex Sale.    In February 2009, the Company closed the sale of its principal interests in the Hastings complex ("Hastings Sale") to a subsidiary of Denbury Resources Inc. ("Denbury") for approximately $201.0 million, subject to certain post-closing adjustments. The Company used the proceeds from the sale to repay the then full balance of the revolving credit facility of $187.1 million

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

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

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
Revolving credit agreement due March 2011	$135,052	$50,389
Second lien term loan due September 2011	500,000	494,485
8.75% senior notes due December 2011	149,590	149,658
Financed derivative premiums due through 2011	15,626	—

Total long-term debt	800,268	694,532
Less: current portion of long-term debt	(2,598)	—

Long-term debt, net of current portion	$797,670	$694,532

        Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility"), with a maturity date of March 30, 2011. The borrowing base under the facility is subject to redetermination twice each year. The facility was amended on June 18, 2009 with the effect of maintaining the borrowing base of $125.0 million and revising the interest rates applicable to borrowings. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.5%, plus (ii) an applicable margin ranging from 0.75% to 1.50%, based upon utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of 12 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the $125.0 million borrowing base has been allocated to Lehman Commercial Paper, Inc. ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of the Company's borrowing requests made under the facility. As of August 5, 2009, the Company had effective available borrowing capacity of $67.1 million under the facility, net of the outstanding balance of $50.4 million, $1.6 million in outstanding letters of credit and $5.9 million attributable to LCP.

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

        The Company may from time to time make optional prepayments of amounts borrowed under the facility (at par) if no amounts are outstanding under the revolving credit facility. Amounts prepaid under the facility may not be reborrowed. As a result of the Hastings Sale in February 2009, the Company was required to repay $5.5 million of the outstanding principal balance on the second lien term loan.

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

        The Company was in compliance with all debt covenants at June 30, 2009.

        Financed Derivative Premiums.    The Company previously entered into derivative contracts that contain provisions for the deferral of the payment or receipt of premiums until the period of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

production for which the derivative contract relates. Both the derivative and the net liability for the payment of premiums were recorded at their fair values at the inception of the derivative contracts. The Company paid the balance of all outstanding financed derivative premiums during the second quarter of 2009. The Company recognized a loss on extinguishment of debt of $0.6 million in connection with the settlement of the financed derivative premiums.

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

        The use of derivatives also involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty. The Company generally has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to the Company's derivative contracts are also lenders, or affiliates of lenders, under its revolving credit facility. Therefore, the Company is not required to post collateral when the Company is in a derivative liability position. The Company's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (loss) for those commodity derivatives that qualify as cash flow hedges. As of June 30, 2009, the remaining unrealized derivative fair value loss of $1.1 million ($0.2 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize the remaining net unrealized derivative losses out of accumulated other comprehensive loss into earnings during the next six months.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized over the period for which the contracts are effective. At June 30, 2009, the balance of unamortized derivative premiums was $39.5 million, of which $12.0 million, $14.5 million and $13.0 million will be amortized in 2009 (remaining six months), 2010 and 2011, respectively.

        The components of commodity derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Realized commodity derivative (gains) losses	$37,856	$(16,288)	$56,119	$(47,073)
Amortization of commodity derivative premiums	1,765	6,048	3,529	10,663
Unrealized commodity derivative (gains) losses for changes in fair value:	325,162	60,723	379,771	38,334

Commodity derivative (gains) losses	$364,783	$50,483	$439,419	$1,924

        Crude Oil Agreements.    As of June 30, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange (NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum
			Maximum
		Avg. Prices
	Barrels/day		Barrels/day	Avg. Prices
Crude oil derivatives at June 30, 2009 for production:
July 1 - December 31, 2009	8,750	$56.41	6,750	$63.80
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas Agreements.    As of June 30, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at June 30, 2009 for production:
July 1 - December 31, 2009	61,125	$7.00	23,125	$11.35
January 1 - December 31, 2010	58,900	$6.41	17,900	$11.05
January 1 - December 31, 2011	36,000	$6.52	12,000	$13.53

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        In July 2009, the Company entered into a series of transactions whereby it reduced the ceiling on existing natural gas contracts covering 16,900 MMBtu per day from an average ceiling of $11.02 to $9.00 for the period from January 2010 through December 2010, sold natural gas calls covering 10,000 MMBtu per day at $9.00 for the period from January 2010 through December 2010, and utilized the proceeds from these transactions to partially fund the purchase of natural gas puts covering 7,800 MMBtu per day at $6.00 and collars covering 15,500 MMBtu per day with limits of $6.00 and $9.10 for the period from January 2012 through December 2012.

        Interest Rate Swap.    The Company previously entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings through June 2010. The Company paid a fixed interest rate of 5.32% and received a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. In June 2009, the Company entered into a series of transactions to extend the term of the interest rate swap to September 2011 and reduce the rate from 5.32% to 4.035%. Under the revised terms, the Company receives a floating interest rate based on the one-month LIBO rate, with settlements made monthly. As a result of the swap, $500 million of the Company's variable rate debt will effectively bear interest at a fixed rate of approximately 8.0% until September 2011. The Company has not designated the interest rate swap as a hedge.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Realized interest rate derivative (gains) losses	$3,307	$5,130	$3,724	$9,070
Unrealized interest rate derivative (gains) losses	(13,215)	2,823	339	(170)

Interest rate derivative (gains) losses, net	$(9,908)	$7,953	$4,063	$8,900

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2008 and June 30, 2009 are summarized below. The net fair value of the Company's derivatives decreased by $40.8 million from a net asset of $61.9 million at December 31, 2008 to a net asset of $21.1 million at June 30, 2009 due to higher futures prices for oil, partially offset by declining natural gas prices, which are used in the calculation of the fair value of commodity derivatives. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2008	June 30, 2009
Current Assets—Commodity derivatives:
Oil derivative contracts	$23,970	$304
Gas derivative contracts	33,277	48,238

	57,247	48,542

Other Assets—Commodity derivatives:
Oil derivative contracts	11,660	3,405
Gas derivative contracts	23,654	25,935

	35,314	29,340

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(1,672)	(19,203)
Gas derivative contracts	(652)	(1,996)
Interest rate derivative contracts	(18,960)	(16,713)

	(21,284)	(37,912)

Commodity and interest rate derivatives:
Oil derivative contracts	—	(7,612)
Gas derivative contracts	(180)	—
Interest rate derivative contracts	(9,183)	(11,260)

	(9,363)	(18,872)

Net derivative asset	$61,914	$21,098

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

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of June 30, 2009
Assets (Liabilities):
Commodity derivatives	$—	$77,882	$—	$77,882
Commodity derivatives	—	(28,811)	—	(28,811)
Interest rate swaps	—	(27,973)	—	(27,973)

        Fair Value of Financial Instruments    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair values

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. FAIR VALUE MEASUREMENTS (Continued)

of the second lien term loan and the 8.75% senior notes were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows.

	June 30, 2009
Long Term Debt (in thousands)	Carrying Amount	Estimated Fair Value
Second lien term loan	$494,485	$375,809
8.75% senior notes	$149,658	$136,875

6. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2008 and 2009 (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Asset retirement obligations at beginning of period	$52,220	$80,579
Revisions of estimated liabilities	768	202
Liabilities incurred/acquired	2,127	6,164
Liabilities settled	(103)	(229)
Disposition of properties	—	(2,993)
Accretion expense	2,021	2,745

Asset retirement obligations at end of period	57,033	86,468
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,075)

Long-term asset retirement obligations	$56,533	$85,393

7. CAPITAL STOCK

        The Company has 61.3 million shares of common stock issued or reserved for issuance at June 30, 2009. At June 30, 2009, the Company has 52.5 million common shares issued and outstanding, of which 1.6 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At June 30, 2009, the Company had approximately 3.4 million options outstanding and 5.1 million shares

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. CAPITAL STOCK (Continued)

available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of June 30, 2009, there are a total of 3,418,463 options outstanding with a weighted average exercise price of $9.08 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

        Effective February 1, 2009, the Company implemented the 2008 Employee Stock Purchase Plan (the "ESPP"), which has been approved by the Company's Board of Directors and shareholders. In connection with the approval of the ESPP, the Board authorized 1.5 million shares of common stock to be issued under the ESPP. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year. The ESPP is non-compensatory, as defined by SFAS 123R.

        As of June 30, 2009, there were a total of 1,647,955 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 632,737 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock subject to service conditions only is determined by the closing stock price, as published by the New York Stock Exchange, on the day prior to the date of grant. The vesting of 943,291 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique and the fair value of awards granted was estimated to be $2.61 per share in 2009. As of June 30, 2009, none of the restricted shares subject to market conditions have vested. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,504,263	$9.16
Granted	—	—
Exercised	(20,000)	$8.67
Cancelled	(65,800)	$7.48

Outstanding, end of period	3,418,463	$9.08

Exercisable, end of period	3,148,463	$6.80

        The following summarizes the Company's unvested restricted stock award activity for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	851,545	$12.58
Granted	890,376	$2.86
Vested	(50,733)	$13.11
Forfeited	(43,233)	$11.32

Non-vested, end of period	1,647,955	$7.39

        In accordance with SFAS 123R, the Company recognized total share-based compensation costs as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
General and administrative expense	$1,020	$910	$2,260	$2,030
Oil and natural gas production expense	160	190	260	320

Total share-based compensation costs	1,180	1,100	2,520	2,350
Less: share-based compensation costs capitalized	(583)	(456)	(1,136)	(1,156)

Share-based compensation expensed	$597	$644	$1,384	$1,194

        As of June 30, 2009, there was $1.3 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 1.5 years and $7.5 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 2.8 years.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. LITIGATION

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in late 2009. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

        One of the Company's insurers currently is paying for the defense of these lawsuits under a reservation of its rights. Three other insurers that provided insurance coverage to the Company (the "Declining Insurers") took the position that they were not required to provide coverage for losses arising out of, or to defend against, the lawsuits because of a pollution exclusion contained in their policies. In February 2006, the Company filed a declaratory relief action against the Declining Insurers in Santa Barbara County Superior Court seeking a determination that those insurers have a duty to defend the Company in the lawsuits. Two of the three Declining Insurers settled with the Company. The third Declining Insurer disputed the Company's position and in November 2007 the Santa Barbara Court granted that insurer's motion for summary judgment, in part on the basis that the pollution exclusion provision in the policy did not require that insurer to provide a defense for the Company. That decision was upheld on appeal. The Company has no reason to believe that the insurer currently providing defense of these actions will cease providing such defense. If it does, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of the Company's policies applies, it will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of June 30, 2009. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190	$1	$—	$—	$191
Accounts receivable	33,654	7,652	—	—	41,306
Inventories	5,544	6,817	—	—	12,361
Prepaid expenses and other current assets	4,314	—	—	—	4,314
Income taxes receivable	546	—	—	—	546
Commodity derivatives	57,247	—	—	—	57,247

TOTAL CURRENT ASSETS	101,495	14,470	—	—	115,965

PROPERTY, PLANT & EQUIPMENT, NET	580,317	121,353	1,064	—	702,734
COMMODITY DERIVATIVES	35,314	—	—	—	35,314
INVESTMENTS IN AFFILIATES	498,670	—	—	(498,670)	—
OTHER	9,546	695	—	—	10,241

TOTAL ASSETS	$1,225,342	$136,518	$1,064	$(498,670)	$864,254

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$67,832	$7,568	$—	$—	$75,400
Undistributed revenue payable	8,277	—	—	—	8,277
Interest payable	5,325	—	—	—	5,325
Current maturities of long-term debt	2,598	—	—	—	2,598
Commodity and interest derivatives	21,284	—	—	—	21,284

TOTAL CURRENT LIABILITIES:	105,316	7,568	—	—	112,884

LONG-TERM DEBT	797,670	—	—	—	797,670
COMMODITY AND INTEREST DERIVATIVES	9,363	—	—	—	9,363
ASSET RETIREMENT OBLIGATIONS	68,678	10,107	719	—	79,504
INTERCOMPANY PAYABLES (RECEIVABLES)	379,482	(336,243)	(43,239)	—	—

TOTAL LIABILITIES	1,360,509	(318,568)	(42,520)	—	999,421

TOTAL STOCKHOLDERS' EQUITY	(135,167)	455,086	43,584	(498,670)	(135,167)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,225,342	$136,518	$1,064	$(498,670)	$864,254

CONDENSED CONSOLIDATING BALANCE SHEETS

AT JUNE 30, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,583	$1	$—	$—	$1,584
Accounts receivable	27,440	3,795	56	—	31,291
Inventories	4,280	166	—	—	4,446
Prepaid expenses and other current assets	2,872	—	—	—	2,872
Commodity derivatives	48,542	—	—	—	48,542

TOTAL CURRENT ASSETS	84,717	3,962	56	—	88,735

PROPERTY, PLANT & EQUIPMENT, NET	672,933	(75,990)	1,018	—	597,961
COMMODITY DERIVATIVES	29,340	—	—	—	29,340
INVESTMENTS IN AFFILIATES	504,389	—	—	(504,389)	—
OTHER	8,860	494	—	—	9,354

TOTAL ASSETS	$1,300,239	$(71,534)	$1,074	$(504,389)	$725,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$38,644	$4,541	$—	$—	$43,185
Undistributed revenue payable	5,509	35	—	—	5,544
Interest payable	1,701	—	—	—	1,701
Income taxes payable	3,794	—	—	—	3,794
Commodity and interest derivatives	37,912	—	—	—	37,912

TOTAL CURRENT LIABILITIES:	87,560	4,576	—	—	92,136

LONG-TERM DEBT	694,532	—	—	—	694,532
COMMODITY AND INTEREST DERIVATIVES	18,872	—	—	—	18,872
ASSET RETIREMENT OBLIGATIONS	77,306	7,341	746	—	85,393
INTERCOMPANY PAYABLES (RECEIVABLES)	587,512	(540,948)	(46,564)	—	—

TOTAL LIABILITIES	1,465,782	(529,031)	(45,818)	—	890,933

TOTAL STOCKHOLDERS' EQUITY	(165,543)	457,497	46,892	(504,389)	(165,543)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,300,239	$(71,534)	$1,074	$(504,389)	$725,390

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$120,452	$46,680	$—	$—	$167,132
Other	699	16	1,192	(992)	915

Total revenues	121,151	46,696	1,192	(992)	168,047

EXPENSES:
Oil and natural gas production	19,468	13,070	600	—	33,138
Transportation expense	2,297	4	—	(919)	1,382
Depletion, depreciation and amortization	23,715	6,132	23	—	29,870
Accretion of asset retirement obligations	815	197	16	—	1,028
General and administrative, net of amounts capitalized	11,239	926	73	(73)	12,165

Total expenses	57,534	20,329	712	(992)	77,583

Income (loss) from operations	63,617	26,367	480	—	90,464

FINANCING COSTS AND OTHER:
Interest expense, net	13,957	(6)	(782)	—	13,169
Amortization of deferred loan costs	889	—	—	—	889
Interest rate derivative losses (gains), net	(9,908)	—	—	—	(9,908)
Commodity derivative losses (gains), net	364,783	—	—	—	364,783

Total financing costs and other	369,721	(6)	(782)	—	368,933

Equity in subsidiary income	17,180	—	—	(17,180)	—

Income (loss) before income taxes	(288,924)	26,373	1,262	(17,180)	(278,469)
Income tax provision (benefit)	(116,355)	9,980	475	—	(105,900)

Net income (loss)	$(172,569)	$16,393	$787	$(17,180)	$(172,569)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$54,447	$7,564	$—	$—	$62,011
Other	705	5	1,398	(1,305)	803

Total revenues	55,152	7,569	1,398	(1,305)	62,814

EXPENSES:
Oil and natural gas production	21,452	3,502	585	—	25,539
Transportation expense	1,964	24	—	(1,224)	764
Depletion, depreciation and amortization	18,831	1,754	23	—	20,608
Accretion of asset retirement obligations	1,232	142	14	—	1,388
General and administrative, net of amounts capitalized	7,901	658	81	(81)	8,559

Total expenses	51,380	6,080	703	(1,305)	56,858

Income (loss) from operations	3,772	1,489	695	—	5,956
FINANCING COSTS AND OTHER:
Interest expense, net	10,691	(1)	(913)	—	9,777
Amortization of deferred loan costs	738	—	—	—	738
Interest rate derivative losses (gains), net	7,953	—	—	—	7,953
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	50,483	—	—	—	50,483

Total financing costs and other	70,447	(1)	(913)	—	69,533

Equity in subsidiary income	1,921	—	—	(1,921)	—

Income (loss) before income taxes	(64,754)	1,490	1,608	(1,921)	(63,577)
Income tax provision (benefit)	(5,277)	566	611		(4,100)

Net income (loss)	$(59,477)	$924	$997	$(1,921)	$(59,477)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$222,455	$81,342	$—	$—	$303,797
Other	1,382	25	2,403	(2,110)	1,700

Total revenues	223,837	81,367	2,403	(2,110)	305,497

EXPENSES:
Oil and natural gas production	40,379	23,819	949	—	65,147
Transportation expense	4,638	4	—	(1,963)	2,679
Depletion, depreciation and amortization	48,964	12,106	46	—	61,116
Accretion of asset retirement obligations	1,599	390	32	—	2,021
General and administrative, net of amounts capitalized	19,707	1,524	147	(147)	21,231

Total expenses	115,287	37,843	1,174	(2,110)	152,194

Income(loss) from operations	108,550	43,524	1,229	—	153,303

FINANCING COSTS AND OTHER:
Interest expense, net	29,304	(14)	(1,532)	—	27,758
Amortization of deferred loan costs	1,888	—	—	—	1,888
Interest rate derivative losses (gains), net	4,063	—	—	—	4,063
Commodity derivative losses (gains), net	439,419	—	—	—	439,419

Total financing costs and other	474,674	(14)	(1,532)	—	473,128

Equity in subsidiary income	28,668	—	—	(28,668)	—

Income (loss) before income taxes	(337,456)	43,538	2,761	(28,668)	(319,825)
Income tax provision (benefit)	(139,431)	16,580	1,051	—	(121,800)

Net income (loss)	$(198,025)	$26,958	$1,710	$(28,668)	$(198,025)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$102,668	$16,774	$—	$—	$119,442
Other	1,468	27	2,809	(2,616)	1,688

Total revenues	104,136	16,801	2,809	(2,616)	121,130

EXPENSES:
Oil and natural gas production	42,878	8,329	1,058	—	52,265
Transportation expense	4,226	39	—	(2,455)	1,810
Depletion, depreciation and amortization	38,744	4,500	47	—	43,291
Accretion of asset retirement obligations	2,417	301	27	—	2,745
General and administrative, net of amounts capitalized	15,332	1,225	161	(161)	16,557

Total expenses	103,597	14,394	1,293	(2,616)	116,668

Income (loss) from operations	539	2,407	1,516	—	4,462

FINANCING COSTS AND OTHER:
Interest expense, net	22,751	(4)	(1,792)	—	20,955
Amortization of deferred loan costs	1,473	—	—	—	1,473
Interest rate derivative losses (gains), net	8,900	—	—	—	8,900
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	1,924	—	—	—	1,924

Total financing costs and other	35,630	(4)	(1,792)	—	33,834

Equity in subsidiary income	3,546	—	—	(3,546)

Income (loss) before income taxes	(31,545)	2,411	3,308	(3,546)	(29,372)
Income tax provision (benefit)	2,727	916	1,257	—	4,900

Net income (loss)	$(34,272)	$1,495	$2,051	$(3,546)	$(34,272)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$67,139	$37,834	$1,647	$—	$106,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(128,654)	(26,806)	13	—	(155,447)
Acquisitions of oil and natural gas properties	(2,589)	(2,035)	—	—	(4,624)
Expenditures for property and equipment and other	(2,395)	(86)	—	—	(2,481)

Net cash provided by (used in) investing activities	(133,638)	(28,927)	13	—	(162,552)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	11,539	(9,879)	(1,660)	—	—
Proceeds from long-term debt	135,000	—	—	—	135,000
Principal payments on long-term debt	(93,787)	—	—	—	(93,787)
Payments for deferred loan costs	(811)	—	—	—	(811)
Proceeds from derivative premium financing	7,817	—	—	—	7,817
Proceeds from exercise of stock options	2,530	—	—	—	2,530
Stock issuance costs	(5)	—	—	—	(5)

Net cash provided by (used in) financing activities	62,283	(9,879)	(1,660)	—	50,744

Net increase (decrease) in cash and cash equivalents	(4,216)	(972)	—	—	(5,188)
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$4,546	$1	$—	$—	$4,547

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$29,005	$14,929	$3,326	$—	$47,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(107,207)	(9,464)	—	—	(116,671)
Acquisitions of oil and natural gas properties	(21,575)	—	—	—	(21,575)
Proceeds from sale of oil and natural gas properties	—	200,060	—	—	200,060
Expenditures for property and equipment and other	(1,655)	527	—	—	(1,128)

Net cash provided by (used in) investing activities	(130,437)	191,123	—	—	60,686
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	209,378	(206,052)	(3,326)	—	—
Proceeds from long-term debt	102,394	—	—	—	102,394
Principal payments on long-term debt	(209,016)	—	—	—	(209,016)
Payments for deferred loan costs	(275)	—	—	—	(275)
Proceeds from Employee Stock Purchase Plan	155	—	—	—	155
Proceeds from disgorgement of stock sale profits	15	—	—	—	15
Proceeds from exercise of stock options	174	—	—	—	174

Net cash provided by (used in) financing activities	102,825	(206,052)	(3,326)	—	(106,553)

Net increase (decrease) in cash and cash equivalents	1,393	—	—	—	1,393
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$1,583	$1	$—	$—	$1,584

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 20,434 BOE/d in the second quarter of 2009, compared to 21,033 BOE/d in the second quarter of 2008 and 21,728 BOE/d in the first quarter of 2009. Excluding production from the Hastings complex, which we sold on February 2, 2009 (see "—Acquisitions and Divestitures"), our average net production was 20,434 BOE/d in the second quarter of 2009, compared to 18,289 BOE/d in second quarter of 2008 and 20,818 BOE/d in the first quarter of 2009.

        In the execution of our strategy, our management is principally focused on developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2009 is $150.0 million, of which approximately $102.7 million was expended in the first six months of 2009. We expect to spend approximately 54% of the budgeted amount on projects in the Sacramento Basin, 28% in Southern California, 6% in Texas and 12% for exploration projects in a variety of areas. We have entered into hedging arrangements that provide price floors on approximately 95% of our revised annual 2009 production guidance and a significant portion of our expected production in 2010 and 2011. The price floors are intended to ensure a minimum revenue stream to support an active capital expenditure program and satisfy our other obligations. While we expect capital spending in the second half of 2009 to equal approximately one half of the capital expenditures in the first six months of 2009, the aggregate levels of capital expenditures for the remainder of 2009, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2009 capital spending program:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2009 is on development activities in the West Montalvo field, where we are continuing a workover, recompletion and return to production program that we began when we acquired the field in May 2007. During the first six months of 2009, we completed two wells that were spud during the fourth quarter of 2008 and performed five workovers and recompletions. We plan to drill two additional wells in the West Montalvo field later in 2009.

        In the Sockeye field, we continue to optimize our waterflood program from platform Gail. During the first six months of the year, we drilled a dual completion well that produces from the Monterey formation and expands the waterflood by injecting into the Upper Topanga formation.

        In the South Ellwood field, the permitting process continues for our full-field development project. We have separated the permitting process into two components in order to advance the pipeline component more quickly. We do not anticipate that approval hearings for the pipeline component will be held before early 2010. We expect to use the pipeline to replace the current barging operation as a means of transporting oil production from the field. Pending the completion of the pipeline, we expect to use our current barge and/or a second, double-hulled barge (the "new barge") to transport oil production from the field. We recently obtained permits that will allow us to use the new barge, on a limited basis and subject to its other delivery commitments, if the current barge is out of service. We are pursuing the permits necessary to use the new barge on a full-time basis, and expect to receive them no later than May 2010. Subject to the receipt of those permits and approvals, we expect to transition to use of the new barge in connection with the termination of the contract for the current barge, which is scheduled to occur in March 2010. Our current sales agreement for oil production from the field, which will become terminable in September 2009, contemplates that we will have the ability to use the new barge, subject to availability, in the event that the current barge is unavailable.

        We also continue to pursue the lease extension component of the full-field development project. The lease extension would effectively double the size of the existing lease area. Development of the lease extension area can be accomplished from the field's existing platform. We expect the permitting process for the lease extension component of the project to advance independently of the permitting for the pipeline portion. We cannot assure you, however, that we will obtain the necessary permits for either component of the project in the timeframes we expect or at all.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We entered the year with six drilling rigs and seven workover/completion rigs but were operating a three rig drilling program by the end of February. We recently dropped another drilling rig and expect our rig utilization for the remainder of 2009 to average 1-2 rigs. Over the course of the second quarter we reduced our workover/completion rig count from seven to three. We expect to drill approximately 60 new wells and perform more than 150 workovers and recompletions in the basin during the year. During the first six months of 2009, we spud 45 wells, completed 40 (including wells spud in 2008), and performed 113 workovers and recompletions in the basin. Due in part to declining natural gas prices, our focus in the basin in 2009 has been on drilling in relatively low-risk locations rather than testing the boundary of producing areas as in previous years.

        We also continue to pursue our hydraulic fracturing program in the basin, a program that we initiated in November 2007. We believe our analysis of the results to date will enable us to identify consistent targets for future fracture simulations in the basin.

Texas—Exploitation and Development

        Following the sale of the Hastings complex, our largest operated field in Texas is the Manvel field. We intend to utilize the knowledge and experience we gained operating the Hastings complex to redevelop this field. This program consists mainly of returning idle wells to production, increasing the lift capacity of existing wells, working over and recompleting existing wells in different producing sands, upgrading surface facility fluid handling capacity and increasing water injection capabilities. In addition, we are in the process of unitizing the Manvel field and believe it is a solid candidate for a CO2 flood operation.

        Our 2009 capital expenditure budget originally included capital for up to three new development wells and approximately seven workovers and recompletions in Texas. We have elected to defer the drilling of two joint-interest wells planned for 2009 in order to focus on workover opportunities. During the first six months of 2009, we performed four workovers at the Manvel field and nine workovers at our other Texas properties. We anticipate similar levels of workover activity during the second half of the year. We plan to drill one new well this year in Texas, a 100% working interest well in the South Liberty field that we expect to spud during the third quarter.

Exploration Activities

        During the first six months of the year we spud two exploration wells in Washington, neither of which found commercial hydrocarbons. Both wells have been plugged and abandoned. The drilling results confirm that the necessary elements exist for hydrocarbon accumulation in this area and our geoscientists are incorporating the data from these wells into an updated geologic model.

Acquisitions and Divestitures

        Sacramento Basin Asset Acquisition.    On June 30, 2009, we closed on the acquisition of certain natural gas producing properties in the Sacramento Basin, which we purchased from Aspen Exploration Corporation and certain other parties for approximately $21.4 million. We paid for this acquisition with cash on hand and approximately $18.9 million in borrowings under our revolving credit facility. See further discussion of this acquisition in Note 2 to the Condensed Consolidated Financial Statements.

        Hastings Sale.    In February 2009, we completed the sale of our principal interests in the Hastings complex to Denbury for approximately $201.0 million. We retained an overriding royalty and a reversionary interest in the complex. As a result of the sale, we repaid all amounts then outstanding under our revolving credit facility and paid $5.5 million of the outstanding principal balance on our second lien term loan facility.

        For illustrative purposes, we have presented below historical production volumes and the results of operations attributable to the Hastings complex for the three and six month periods ended June 30, 2008 and the six month period ended June 30, 2009 (which includes only January for the 2009 period).

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008	2009
Production Volume:
Oil (MBbls)	247	483	81
Natural gas (MMcf)	19	40	4
Statement of Operations (in thousands):
Oil sales	$30,799	$54,354	$3,275
Gas sales	205	379	19
Lease operating expenses	6,752	14,372	1,636
Production and property taxes	1,628	3,097	332
Lease Operating Expenses per BOE	$27.40	$29.33	$19.95

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Certain Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend primarily or in part upon those prices. For example, as a result of lower commodity prices at December 31, 2008, we were required to record a full cost ceiling impairment of our oil and gas properties in the fourth quarter. Future reductions in commodity prices may require us to record further ceiling impairments of our oil and natural gas properties. Continued low prices in early 2009 contributed significantly to a February 2009 reduction in the borrowing base under our revolving credit facility. In addition, as a result of declines in commodity prices as well as the deterioration in the overall economy in 2008, we significantly reduced our capital expenditures planned for 2009 as compared to our actual capital expenditures incurred in 2008. In order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream, we employ a hedging strategy. As of June 30, 2009, we had hedge contract floors covering approximately 95% of our revised 2009 production guidance and a significant portion of our expected production in 2010 and 2011. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    We expect that the execution of our capital expenditure program in 2009 will result in average daily production volumes in 2009 of approximately 20,250 BOE/d compared to 19,088 BOE/d for 2008, pro forma for the Hastings sale. We expect our Southern California properties, which produced 3.0 MMBOE during 2008 (of which 94% was oil), to exhibit modest production growth as compared to 2008. In particular, we expect the drilling and workover/recompletion programs at the West Montalvo field to result in production increases in 2009. In the Sacramento Basin, we intend to continue our multi-year drilling program and plan to drill approximately 60 new wells and perform more than 150 workovers and recompletions. Despite reducing the number of rigs active in the basin over the course of the year, we expect average daily production in the basin to increase slightly in 2009 relative to 2008. At the Manvel field, which we acquired in April 2007, we are continuing a redevelopment program by upgrading our fluid handling and injection capacity and plan to perform approximately five workovers and recompletions. We expect average daily production from our Texas properties to increase slightly in 2009 relative to 2008, pro forma for the sale of Hastings. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, changes in our capital expenditure budget and other factors, including those referenced in "Risk Factors".

        Production Expenses.    Production expenses consist of lease operating expenses ("LOE") and production and property taxes. LOE per BOE decreased from $15.04 per BOE for the first six months of 2008 to $12.12 per BOE in the first six months of 2009. We expect our production expenses to decrease on a BOE basis for 2009 relative to 2008, primarily as a result of the sale of our principal interests in the Hastings complex, where our per BOE costs were relatively high. We expect production/property taxes to remain relatively flat on a per BOE basis in 2009. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses decreased from $4.55 per BOE for the first six months of 2008 (excluding charges under SFAS 123R of $0.29 per BOE and non-recurring charges of $0.70 per BOE relating to the termination of a planned master limited partnership ("MLP") offering), to $4.11 per BOE (excluding SFAS 123R charges of $0.23 per BOE) in the first six months of 2009. Excluding SFAS 123R charges, on a per BOE basis, we expect our 2009 G&A costs to be similar to our full year 2008 costs of $4.79 per BOE. As with production expenses, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Unrealized Derivative Gains and Losses.    Decreases in both oil and natural gas prices led to significant unrealized commodity derivative gains in the first quarter of 2009, while increases in oil prices resulted in unrealized commodity derivative losses in the second quarter of 2009. These unrealized gains and losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant gains and losses of this type in recent periods and may continue to incur these types of gains and losses in the future. We may also have significant unrealized interest rate derivative gains and losses in subsequent periods due to changes in market interest rates.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Production Volume:
Oil (MBbls)(1)	975	848	1,959	1,782
Natural gas (MMcf)	5,634	6,069	11,210	12,198
MBOE	1,914	1,860	3,827	3,815
Daily Average Production Volume:
Oil (Bbls/d)	10,714	9,319	10,764	9,845
Natural gas (Mcf/d)	61,912	66,692	61,593	67,392
BOE/d	21,033	20,434	21,030	21,077
Oil Price per Bbl Produced (in dollars):
Realized price	$114.37	$49.67	$102.55	$41.67
Realized commodity derivative gain (loss)	(38.44)	(0.30)	(28.42)	4.88

Net realized price	$75.93	$49.37	$74.13	$46.55

Natural Gas Price per Mcf (in dollars):
Realized price	$10.39	$3.20	$9.14	$3.81
Realized commodity derivative gain (loss)	(0.07)	3.16	(0.04)	2.51

Net realized price	$10.32	$6.36	$9.10	$6.32

Expense per BOE:
Lease operating expenses(2)	$15.40	$12.46	$15.04	$12.12
Production and property taxes(2)	1.91	1.27	1.98	1.58
Transportation expenses	0.72	0.41	0.70	0.47
Depreciation, depletion and amortization	15.61	11.08	15.97	11.35
General and administrative expense(3)	6.36	4.60	5.55	4.34
Interest expense	6.88	5.26	7.25	5.49

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

(2)
Lease operating expenses are combined with property and production taxes to comprise oil and natural gas production expense on the condensed consolidated statements of operations.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2009 to Quarter Ended June 30, 2008

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $105.1 million (63%) to $62.0 million for the quarter ended June 30, 2009 from $167.1 million for the same period in 2008. The decrease was primarily due to a decrease in average sales prices and a slight decrease in production as described below.

        Oil sales decreased by $66.0 million (61%) in the second quarter of 2009 to $42.6 million compared to $108.6 million in the second quarter of 2008. Oil production decreased by 13%, with production of 848 MBbl in the second quarter of 2009 compared to 975 MBbl in the second quarter of 2008. The production decrease was primarily due to the sale of the Hastings complex in early February 2009. Excluding Hastings, production increased 120 MBbl (16%) from 728 MBbl in the second quarter of 2008 to 848 MBbl in the second quarter of 2009. The increase is primarily due to increased production at the West Montalvo and Sockeye fields as a result of drilling and recompletion activities in the latter half of 2008 and the first six months of 2009. Additionally, scheduled downtime in the Sockeye and South Ellwood fields in April and June 2008 reduced production in the second quarter of 2008 relative to the second quarter of 2009. Our average realized price for oil decreased $64.70 (57%) to $49.67 per Bbl for the period.

        Natural gas sales decreased $39.2 million (67%) in the second quarter of 2009 to $19.4 million compared to $58.6 million in the second quarter of 2008. Natural gas production increased 8%, with production of 6,069 MMcf in the second quarter of 2009 compared to 5,634 MMcf in the second quarter of 2008. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. The increase was partially offset by a shut-in of production from a portion of our Grimes field due to pipeline repairs that occurred from April 21 through June 5, 2009. Our average realized price for natural gas decreased $7.19 (69%) to $3.20 per Mcf for the period.

        Other Revenues.    Other revenue remained relatively constant at $0.8 million in the second quarter of 2009 compared to $0.9 million in the second quarter of 2008.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $7.6 million (23%) to $25.5 million in the second quarter of 2009 from $33.1 million in the second quarter of 2008. The decrease was primarily due to the sale of Hastings in early February 2009 which was historically a relatively high cost field. On a per unit basis, LOE decreased to $12.46 per BOE in the second quarter of 2009 from $15.40 per BOE in the same period in 2008. Excluding Hastings, LOE per BOE decreased $1.20 from $13.66 per BOE in the second quarter of 2008 to $12.46 per BOE in the second quarter of 2009. The decrease is partially due to the increased proportion of Sacramento Basin natural gas production during the second quarter of 2009, which has lower operating costs than oil production. We have also realized lower operating costs at our non-operated Dos Cuadros properties in the second quarter of 2009 compared with the same period in 2008. Additionally, we incurred higher costs in the second quarter of 2008 related to certain maintenance costs associated with the scheduled downtime at South Ellwood. We also continue to pursue price/cost reductions from external contractors and suppliers.

        Transportation Expenses.    Transportation expenses decreased $0.6 million (45%) to $0.8 million in the second quarter of 2009 from $1.4 million in the second quarter of 2008. On a per BOE basis, transportation expenses decreased $0.31 per BOE, from $0.72 per BOE in the second quarter of 2008 to $0.41 per BOE in the second quarter of 2009. The decrease is primarily due to demurrage reimbursements received in 2009 related to the barge used to transport our South Ellwood field oil.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $9.3 million (31%) to $20.6 million in the second quarter of 2009 from $29.9 million in the second quarter of 2008. DD&A expense decreased $4.53 per BOE, from $15.61 per BOE in the second quarter of 2008 to $11.08 per BOE in the second quarter of 2009. The decrease is due to a reduced amortizable base as a result of the full cost ceiling write down recorded at December 31, 2008 and the application of proceeds from the sale of the Hastings complex in February 2009 to reduce the full cost pool.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million (35%) to $1.4 million in the second quarter of 2009 from $1.0 million in the second quarter of 2008. The increase was due to revisions to estimated liabilities recorded in the fourth quarter of 2008 and accretion from new wells drilled and completed in 2008 and the first half of 2009.

        General and Administrative (G&A).    G&A expense decreased $3.6 million (30%) to $8.6 million in the second quarter of 2009 from $12.2 million in the second quarter of 2008. The decrease primarily related to $2.7 million of costs that were expensed in the second quarter of 2008 related to the cancellation of a planned MLP offering. The decrease also resulted from an increase in the G&A costs that were capitalized in 2009 for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. Non-cash SFAS 123R compensation expense charged to G&A remained relatively constant at $0.4 million in 2008 and $0.5 million in 2009. Excluding the effect of the non-cash SFAS 123R compensation expense and MLP write-off charges, G&A expense decreased $0.36 from $4.72 per BOE in the second quarter of 2008 to $4.36 per BOE in the second quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $3.4 million (26%) from $13.2 million in the second quarter of 2008 to $9.8 million in the second quarter of 2009. The decrease was primarily the result of a reduction in our average debt outstanding and lower interest rates realized during the second quarter of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.2 million, from $0.9 million in the second quarter of 2008 to $0.7 million in the second quarter of 2009. The decrease was primarily due to the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $2.8 million in the second quarter of 2009 and unrealized gains of $13.2 million in the 2008 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $5.1 million in the second quarter of 2009 compared to realized losses of $3.3 million in the second quarter of 2008.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the second quarter of 2009 of $0.6 million related to repayment of the financed derivative premiums balance in June 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2008	2009
Realized commodity derivative (gains) losses	$37,856	$(16,288)
Amortization of commodity derivative premiums	1,765	6,048
Unrealized commodity derivative (gains) losses for changes in fair value	325,162	60,723

Commodity derivative (gains) losses	$364,783	$50,483

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the second quarter of 2009 reflect the settlement of contracts at prices below the relevant strike prices, while the realized derivative loss in the second quarter of 2008 reflects the settlement of contracts at prices above the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We provided a valuation allowance against our net deferred tax assets at December 31, 2008 and June 30, 2009 since we could not conclude that it is more likely than not that the net deferred tax assets will be recognized. The current tax benefit for the second quarter of 2009 of $4.1 million reflects the reduction of the estimated federal AMT payable based on current earnings. The net loss for the second quarter of 2008 resulted in an income tax benefit of $105.9 million.

        Net Income (Loss).    Net loss for the second quarter of 2009 was $59.5 million compared to net loss of $172.6 million for the same period in 2008. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $184.4 million (61%) to $119.4 million for the six months ended June 30, 2009 from $303.8 million for the same period in 2008. The decrease was primarily due to a decrease in average sales prices as production remained relatively constant between the two periods, as described below.

        Oil sales decreased by $128.3 million (64%) for the first half of 2009 to $73.0 million compared to $201.3 million in the first half of 2008. Oil production decreased by 9%, with production of 1,782 MBbl in the first half of 2009 compared to 1,959 MBbl in the first half of 2008. The production decrease was primarily due to the sale of the Hastings complex in early February 2009. Excluding Hastings, production increased 225 MBbl (15%) from 1,476 MBbl in the first half of 2008 to 1,701 MBbl in the first half of 2009. The increase is primarily due to increased production at the West Montalvo and Sockeye fields as a result of drilling and recompletion activities in the latter half of 2008 and the first six months of 2009. Additionally, scheduled downtime in the Sockeye and South Ellwood fields in April and June 2008 reduced production in the first half of 2008 relative to the first half of 2009. Our average realized price for oil decreased $60.88 (59%) to $41.67 per Bbl for the period.

        Natural gas sales decreased $56.1 million (55%) in the first half of 2009 to $46.4 million compared to $102.5 million in the first half of 2008. Natural gas production increased 9%, with production of 12,198 MMcf in the first half of 2009 compared to 11,210 MMcf in the first half of 2008. The increase was due primarily to drilling, recompletion and hydraulic fracturing activities in the Sacramento Basin. Our average realized price for natural gas decreased $5.33 (58%) to $3.81 per Mcf for the period.

        Other Revenues.    Other revenue remained constant for both the first half of 2009 and 2008 at $1.7 million.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $12.8 million (20%) to $52.3 million in the first half of 2009 from $65.1 million in the first half of 2008. The decrease was primarily due to the sale of Hastings in early February 2009 which was historically a relatively high cost field. On a per unit basis, LOE decreased to $12.12 per BOE in the first half of 2009 from $15.04 per BOE in the same period in 2008. Excluding Hastings, LOE per BOE decreased $1.00 from $12.94 per BOE in the first half of 2008 to $11.94 per BOE in the first half of 2009. The decrease is partially due to the increased proportion of Sacramento Basin natural gas production during the first half of 2009, which has lower operating costs than oil production. We have also realized lower operating costs at our non-operated Dos Cuadros properties in the first half of 2009 compared with the same period in 2008. Additionally, we incurred higher costs in the first half of 2008 related to certain maintenance costs associated with the scheduled downtime at South Ellwood. We also continue to pursue price/cost reductions from external contractors and suppliers.

        Transportation Expenses.    Transportation expenses decreased $0.9 million (32%) to $1.8 million in the first half of 2009 from $2.7 million in the first half of 2008. On a per BOE basis, transportation expenses decreased $0.23 per BOE, from $0.70 per BOE in the first half of 2008 to $0.47 per BOE in the first half of 2009. The decrease is primarily due to demurrage reimbursements received in 2009 related to the barge used to transport our South Ellwood oil.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $17.8 million (29%) to $43.3 million in the first half of 2009 from $61.1 million in the first half of 2008. DD&A expense decreased $4.62 per BOE, from $15.97 per BOE in the first half of 2008 to $11.35 per BOE in the first half of 2009. The decrease is due to a reduced amortizable base as a result of the full cost ceiling write down recorded at December 31, 2008 and the application of proceeds from the sale of the Hastings complex in February 2009 to reduce the full cost pool.

        Accretion of Abandonment Liability.    Accretion expense increased $0.7 million (36%) to $2.7 million in the first half of 2009 from $2.0 million in the first half of 2008. The increase was due to revisions to estimated liabilities recorded in the fourth quarter of 2008 and accretion from new wells drilled and completed in 2008 and the first half of 2009.

        General and Administrative (G&A).    G&A expense decreased $4.6 million (22%) to $16.6 million in the first half of 2009 from $21.2 million in the first half of 2008. The decrease primarily related to $2.7 million of costs that were expensed in the second quarter of 2008 related to the cancellation of a planned MLP offering. The decrease also resulted from an increase in the G&A costs that were capitalized in 2009 for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. Non-cash SFAS 123R compensation expense charged to G&A decreased $0.2 million (22%) from $1.1 million in 2008 to $0.9 million in 2009, primarily as a result of certain awards which fully vested during the first quarter of 2009. Excluding the effect of the non-cash SFAS 123R compensation expense charges and MLP write-off charges, G&A expense decreased $0.44 from $4.55 per BOE in the first half of 2008 to $4.11 per BOE in the first half of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $6.8 million (25%) from $27.8 million in the first half of 2008 to $21.0 million in the first half of 2009. The decrease was primarily the result of a reduction in our average debt outstanding and lower interest rates realized during the first half of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.4 million, from $1.9 million in the first half of 2008 to $1.5 million in the first half of 2009. The decrease was primarily due to the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized gains of $0.2 million in the first half of 2009 and unrealized losses of $0.3 million in the 2008 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $9.1 million in the first half of 2009 compared to realized losses of $3.7 million in the first half of 2008.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the first half of 2009 of $0.6 million related to repayment of the financed derivative premiums balance in June 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2008	2009
Realized commodity derivative (gains) losses	$56,119	$(47,073)
Amortization of commodity derivative premiums	3,529	10,663
Unrealized commodity derivative (gains) losses for changes in fair value	379,771	38,334

Commodity derivative (gains) losses	$439,419	$1,924

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the 2009 period reflect the settlement of contracts at prices below the relevant strike prices, while the realized derivative losses in the 2008 period reflect the settlement of contracts at prices above the relevant strike prices. In addition, in the first quarter of 2009, we unwound certain oil collars and purchased oil swaps with the proceeds. We also unwound certain 2009 gas puts to bring our hedge position in line with our production guidance. As a result of these transactions, we realized non-recurring gains of $7.7 million which are reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We provided a valuation allowance against our net deferred tax assets at December 31, 2008 and June 30, 2009 since we could not conclude that it is more likely than not that the net deferred tax assets will be recognized. The current tax expense for the first six months of 2009 of $4.9 million relates to federal AMT and state income taxes based on current earnings. The net loss for the first six months of 2008 resulted in an income tax benefit of $121.8 million.

        Net Income (Loss).    Net loss for the first six months of 2009 was $34.3 million compared to net loss of $198.0 million for the same period in 2008. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Cash provided by operating activities	$106,620	$47,260
Cash (used in) provided by investing activities	(162,552)	60,686
Cash (used in) provided by financing activities	50,744	(106,553)

        Net cash provided by operating activities was $47.3 million in the first six months of 2009 compared with $106.6 million in the first six months of 2008. Cash flows from operating activities in the first six months of 2009 as compared to the first six months of 2008 were unfavorably impacted by significant decreases in commodity prices.

        Net cash provided by investing activities was $60.7 million in the first six months of 2009 compared with $162.6 million used in the first six months of 2008. The primary investing activities in the first six months of 2009 were receipt of $200.1 million in cash proceeds from the sale of the Hastings complex offset by $116.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program and $21.3 million paid to acquire certain Sacramento Basin assets. The primary investing activities in the first six months of 2008 include $161.2 million in capital expenditures on oil and gas properties.

        Net cash used in financing activities was $106.6 million in the first six months of 2009 compared to $50.7 million provided by financing activities in the first six months of 2008. The primary financing activities in the first six months of 2009 were $84.7 million in net payments made on our revolving credit facility and $5.5 million of principal payments on the second lien term loan, both of which were paid with proceeds from the Hastings sale. Additionally, we paid approximately $15.2 million in June 2009 to settle financed derivative premiums. Financing activities in the first six months of 2008 included $43.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures will be approximately $150.0 million in 2009. We intend to finance these capital expenditures primarily through cash flow from operations. We do not currently expect to borrow any significant additional amounts under the revolving credit facility during the remainder of 2009. Although we consequently expect to maintain additional borrowing capacity under the facility, our ability to access those funds could be constrained by our need to remain in compliance with the debt to EBITDA covenant described below and the possibility that continued weakness in natural gas prices and volatility in oil prices could result in a reduction in the borrowing base. Uncertainties relating to our capital resources and requirements in 2009 include the possibility that one or more of the counterparties to our hedging arrangements fails to perform under the contracts, the effects of changes in commodity prices and differentials and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants during 2009, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        Loans under the revolving credit facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of (x) Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.5%, plus (ii) an applicable margin ranging from 0.75% to 1.50%, based upon utilization. Loans designated as "LIBO Rate Loans" under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. A commitment fee of 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base currently established at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. In connection with a June 2009 amendment that adjusted the interest rates associated with the facility, the borrowing base was reaffirmed at $125.0 million. Lending commitments under the facility have been allocated at various percentages to a syndicate of twelve banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the borrowing base has been allocated to Lehman Commercial Paper, Inc. ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of our borrowing requests made under the facility. Accordingly, our effective borrowing base is $119.1 million, excluding $5.9 million related to LCP. A failure of any other member of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As a result of the Hastings sale in February 2009, we repaid the then outstanding balance of the facility in full. Subsequently, we have borrowed approximately $50.4 million through August 5, 2009, to finance certain derivative premiums and fund the Sacramento Basin asset acquisition and other operating needs.

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

        Loans under the term loan facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent's announced base rate, plus (ii) 3.00%. Loans designated as "LIBO Rate Loans" bear interest at LIBOR plus 4.00%. We have entered into interest rate swaps pursuant to which amounts borrowed under the term loan agreement will effectively bear interest at a fixed rate of approximately 8.0% until September 2011. See "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Derivative Transactions."

        Senior Notes.    We issued $150.0 million of our senior notes in December 2004. The notes bear interest at 8.75% per year and will mature on December 15, 2011. We may redeem the notes at a redemption price currently equal to 104.375% of the principal amount and declining to 100% of the principal amount by December 15, 2010. Upon the occurrence of a change of control of our company, each holder of the notes may require us to repurchase all or a portion of its notes for cash at a price equal to 101% of the aggregate principal amount of those notes, plus any accrued and unpaid interest. The indenture governing the notes also contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets. The notes are secured with the second lien term loan on an equal and ratable basis.

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

Off-Balance Sheet Arrangements

        At June 30, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Oil.    As of June 30, 2009, we had entered into derivative agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the difference between the agreement price and the actual NYMEX crude oil price.

	Minimum
			Maximum
		Avg. Prices
	Barrels/day		Barrels/day	Avg. Prices
Crude oil derivatives at June 30, 2009 for production:
July 1 - December 31, 2009	8,750	$56.41	6,750	$63.80
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas Agreements.    As of June 30, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at June 30, 2009 for production:
July 1 - December 31, 2009	61,125	$7.00	23,125	$11.35
January 1 - December 31, 2010	58,900	$6.41	17,900	$11.05
January 1 - December 31, 2011	36,000	$6.52	12,000	$13.53

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2009 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Bank of Montreal	NYMEX	1,000	$59.75	Jul 1 - Dec 31, 09
Swap	Fortis Bank	NYMEX	2,000	$67.22	Jul 1 - Dec 31, 09
Swap	Bank of Montreal	NYMEX	3,000	$58.14	Jul 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	750	$60.00/$82.75	Jul 1 - Dec 31, 09
Put	Bank of Montreal	NYMEX	2,000	$40.00	Jul 1 - Dec 31, 09
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Jan 1 - Dec 31, 10
Swap	Fortis Bank	NYMEX	1,000	$66.75	Jan 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Jan 1 - Dec 31, 10
Put	Scotia Bank	NYMEX	1,850	$40.00	Jan 1 - Dec 31, 10
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Collar	Key Bank	NYMEX	2,000	$50.00/$144.75	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Basis Swap	Bank of Montreal	PG&E Citygate	6,000	$0.10	Jul 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	7,500	$0.11	Jul 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,125	$8.00/$12.00	Jul 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	4,000	$7.30/$9.85	Jul 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	7,000	$7.50/$12.75	Jul 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	8,500	$7.50/$11.15	Jul 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	10,000	$8.50	Jul 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	28,000	$6.00	Jul 1 - Dec 31, 09
Basis Swap	Credit Suisse	PG&E Citygate	19,625	$0.00	Jul 1 - Dec 31, 09
Swap	Credit Suisse	NYMEX	1,250	$8.00	Jul 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	1,250	$7.25/$11.30	Jul 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	6,475	$0.14	Jul 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10	Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20	Jan 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00	Jan 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09	Jan 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35	Jan 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22	Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95	Jan 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05	Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11

        In July 2009, we entered into a series of transactions whereby we reduced the ceiling on existing natural gas contracts covering 16,900 MMBtu per day from an average ceiling of $11.02 to $9.00 for the period from January 2010 through December 2010, sold natural gas calls covering 10,000 MMBtu per day at $9.00 for the period from January 2010 through December 2010, and utilized the proceeds from these transactions to partially fund the purchase of natural gas puts covering 7,800 MMBtu per day at $6.00 and collars covering 15,500 MMBtu per day with limits of $6.00 and $9.10 for the period from January 2012 through December 2012.

        The following table summarizes the contracts added to our portfolio of commodity derivative transactions discussed above:

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Call Spread	RBS	NYMEX	10,000	$10.35/$9.00	Jan 1 - Dec 31, 10
Call Spread	RBS	NYMEX	900	$12.20/$9.00	Jan 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	6,000	$11.95/$9.00	Jan 1 - Dec 31, 10
Call	RBS	NYMEX	10,000	$9.00	Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of June 30, 2009, the fair value of our commodity derivatives was a net asset of $49.1 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of August 5, 2009, there was approximately $544.9 million outstanding under those facilities. We entered into an interest rate swap transaction to limit our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through June 2010. In June 2009, we entered into a series of transactions to extend the term of the interest rate swap to September 2011 and to reduce the rate from 5.32% to 4.035%. As a result, amounts borrowed up to $500.0 million will effectively bear interest at a fixed rate of approximately 8.0% until September 2011. Accordingly, we expect to be subject to interest rate risk until that time only with respect to amounts borrowed in excess of $500.0 million. As of August 5, 2009, there was approximately $44.9 million borrowed in excess of the aforementioned $500.0 million. A 1.0% increase in interest rates on unhedged variable rate borrowings of $44.9 million at June 30, 2009, would result in additional annualized interest expense of $0.4 million. As of June 30, 2009, the fair value of our interest rate derivatives was a liability of $28.0 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2009.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2009 annual meeting of our stockholders was held on May 20, 2009 in Denver, Colorado. The following table summarizes the proposals submitted to a vote of the stockholders and the results of the voting:

	For	Against	Abstain or Withhold	Not Voted
Election of directors
Donna L. Lucas	49,995,742	—	26,980	—
Dr. M.W. Scoggins	49,993,897	—	28,825	—
Richard S. Walker	48,684,971	—	1,337,751	—
Approval of the Venoco, Inc. 2008 Employee Stock Purchase Plan	47,179,596	75,786	33,614	2,733,726
Ratification of the appointment of Ernst & Young LLP as Venoco, Inc.'s independent registered public accounting firm	49,992,208	16,459	14,055	—
Approval of an amendment to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan	40,143,661	7,130,652	14,683	2,733,726

        Of the 52,402,703 shares of common stock issued and outstanding as of the record date for the meeting, 50,022,722 shares were present by proxy at the meeting.

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Amendment No. 3 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Appendix B to the Venoco, Inc. Proxy Statement on Schedule 14A filed on April 8, 2009).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2009

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer