Form 10-Q
period 2009-09-30
Venoco, Inc.
filed 2009-11-03
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        As of September 30, 2009, there were 52,464,837 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2009 and 2010, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, future compliance with covenants under our revolving credit facility, our receipt of approvals relating to the South Ellwood full-field development project and the implementation and/or maintenance of delivery and sales arrangements relating to production from the South Ellwood field. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2009

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and the Three and Nine Months Ended September 30, 2009	3
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2008 and the Three and Nine Months Ended September 30, 2009	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2009	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and the Nine Months Ended September 30, 2009	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults upon Senior Securities	49
Item 4.	Submission of Matters to a Vote of Security Holders	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2008	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191	$4,473
Accounts receivable, net of allowance for doubtful accounts of $750 and $900 at December 31, 2008 and September 30, 2009, respectively	41,306	30,559
Inventories	12,361	4,886
Prepaid expenses and other current assets	4,314	4,730
Income taxes receivable	546	5,462
Commodity derivatives	57,247	29,017

Total current assets	115,965	79,127

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $30,228 and $28,968 for unproved properties were excluded from amortization at December 31, 2008 and September 30, 2009, respectively)	1,671,799	1,637,505
Drilling equipment	14,460	14,460
Other property and equipment	22,932	22,946

Total property, plant and equipment	1,709,191	1,674,911
Accumulated depletion, depreciation and amortization	(1,006,457)	(1,070,335)

Net property, plant and equipment	702,734	604,576

OTHER ASSETS:
Commodity derivatives	35,314	22,227
Deferred loan costs	7,458	5,531
Other	2,783	3,708

Total other assets	45,555	31,466

TOTAL ASSETS	$864,254	$715,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,400	$43,389
Undistributed revenue payable	8,277	7,530
Interest payable	5,325	4,844
Current maturities of long-term debt	2,598	—
Commodity and interest derivatives	21,284	36,364

Total current liabilities	112,884	92,127
LONG-TERM DEBT	797,670	689,178
COMMODITY AND INTEREST DERIVATIVES	9,363	15,673
ASSET RETIREMENT OBLIGATIONS	79,504	87,195

Total liabilities	999,421	884,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 51,548,990 and 52,464,837 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively)	515	525
Additional paid-in capital	319,336	323,609
Retained earnings (accumulated deficit)	(453,594)	(493,138)
Accumulated other comprehensive loss	(1,424)	—

Total stockholders' equity	(135,167)	(169,004)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$864,254	$715,169

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
REVENUES:
Oil and natural gas sales	$158,041	$69,284	$461,838	$188,726
Other	1,112	859	2,812	2,547

Total revenues	159,153	70,143	464,650	191,273
EXPENSES:
Oil and natural gas production	42,418	28,015	107,565	80,280
Transportation expense	1,655	1,144	4,334	2,954
Depletion, depreciation and amortization	32,931	21,974	94,047	65,265
Accretion of asset retirement obligations	1,044	1,429	3,065	4,174
General and administrative, net of amounts capitalized	10,235	9,607	31,466	26,164

Total expenses	88,283	62,169	240,477	178,837

Income (loss) from operations	70,870	7,974	224,173	12,436
FINANCING COSTS AND OTHER:
Interest expense, net	13,305	9,327	41,063	30,282
Amortization of deferred loan costs	735	751	2,623	2,224
Interest rate derivative losses (gains), net	2,745	4,791	6,808	13,691
Loss on extinguishment of debt	—	—	—	582
Commodity derivative losses (gains), net	(303,052)	7,577	136,367	9,501

Total financing costs and other	(286,267)	22,446	186,861	56,280

Income (loss) before income taxes	357,137	(14,472)	37,312	(43,844)
Income tax provision (benefit)	136,200	(9,200)	14,400	(4,300)

Net income (loss)	$220,937	$(5,272)	$22,912	$(39,544)

Earnings per common share:
Basic	$4.29	$(0.10)	$0.45	$(0.78)
Diluted	$4.19	$(0.10)	$0.44	$(0.78)
Weighted average common shares outstanding:
Basic	50,670	50,826	50,416	50,770
Diluted	51,839	50,826	51,641	50,770

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income (loss)	$220,937	$(5,272)	$22,912	$(39,544)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	259	222	636	1,424

Other comprehensive income (loss)	259	222	636	1,424

Comprehensive income (loss)	$221,196	$(5,050)	$23,548	$(38,120)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	51,549	$515	$319,336	$(453,594)	$(1,424)	$(135,167)
Comprehensive income:
Reclassification adjustment for settled hedge contracts, net of tax	—	—	387	—	1,424	1,811
Issuance of stock for cash upon exercise of options	20	—	173	—	—	173
Issuance of restricted shares, net of cancellations	842	9	(9)	—	—	—
Share-based compensation	—	—	3,450	—	—	3,450
Issuance of common stock pursuant to Employee Stock Purchase Plan	54	1	257	—	—	258
Disgorgement of stock sale profits	—	—	15	—	—	15
Net income (loss)	—	—	—	(39,544)	—	(39,544)

BALANCE AT SEPTEMBER 30, 2009	52,465	$525	$323,609	$(493,138)	$—	$(169,004)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,912	$(39,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	94,047	65,265
Accretion of abandonment liability	3,065	4,174
Deferred income taxes (benefit)	14,000	—
Share-based compensation	2,094	2,000
Amortization of deferred loan costs	2,623	2,224
Amortization of bond discounts and other non-cash interest	390	339
Loss on extinguishment of debt	—	582
Unrealized interest rate swap derivative losses (gains)	(287)	(160)
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	47,189	75,060
Changes in operating assets and liabilities:
Accounts receivable	(2,504)	10,775
Inventories	(814)	(2,492)
Prepaid expenses and other current assets	(1,971)	(380)
Income taxes receivable	400	(4,916)
Other assets	1,809	(925)
Accounts payable and accrued liabilities	3,390	(12,013)
Undistributed revenue payable	1,632	92
Net premiums paid on derivative contracts	(13,840)	(10,382)

Net cash provided by operating activities	174,135	89,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(230,983)	(147,891)
Acquisitions of oil and natural gas properties	(10,021)	(21,681)
Proceeds from sale of oil and natural gas properties	—	197,653
Expenditures for other property and equipment	(3,591)	(1,600)

Net cash (used in) provided by investing activities	(244,595)	26,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	225,000	107,156
Principal payments on long-term debt	(169,524)	(219,167)
Payments for deferred loan costs	(828)	(333)
Proceeds from derivative premium financing	7,817	—
Proceeds from Employee Stock Purchase Plan	—	258
Proceeds from disgorgement of stock sale profits	—	15
Proceeds from exercise of stock options	2,805	173
Stock issuance costs	(5)	—

Net cash (used in) provided by financing activities	65,265	(111,898)

Net increase (decrease) in cash and cash equivalents	(5,195)	4,282
Cash and cash equivalents, beginning of period	9,735	191

Cash and cash equivalents, end of period	$4,540	$4,473

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$38,534	$30,460
Cash paid for income taxes	—	$616
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$19,993	$11,224
Increase (decrease) in accrued capital expenditures	$(22,687)	$(18,979)

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

        Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. The Company has evaluated subsequent events and transactions through November 2, 2009, which is the date these financial statements were issued, for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2008 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. At December 31, 2008 and September 30, 2009, the Company has recorded a valuation allowance against its net deferred tax assets since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future tax returns. For the nine months ended September 30, 2009, the net tax benefit recorded by the Company relates to a reduction of prior year current income tax expense ($6.6 million benefit), partially offset by federal AMT (primarily related to the Hastings transaction) and state income tax expense of $2.3 million.

        Earnings Per Share—Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding including all potentially dilutive common shares (unvested restricted stock and unexercised stock options). In the event of a net loss, no potential common shares are included in the calculation of shares outstanding, as their inclusion would be anti-dilutive.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2009, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock awards contain nonforfeitable dividend rights and participate equally with common stock with respect to dividends issued or declared. However, the Company's unvested restricted stock does not have a contractual obligation to share in losses of the Company. The Company's unexercised stock options do not contain rights to dividends. Under the two-class method, the earnings used to determine basic earnings per common share are reduced by an amount allocated to participating securities. In periods of net loss, none of the loss is allocated to the participating securities since the securities are not obligated to share in Company losses. The two-class method has been applied to the three and nine month periods ended September 30, 2008 and 2009. Application of the two-class method resulted in lower reported basic and diluted earnings per share for the three month period ended September 30, 2008. Application of the two-class method to the nine month period ended September 30, 2008 did not change the reported basic or diluted earnings per share. Because the Company incurred net losses for the three and nine month periods ended September 30, 2009, application of the two-class method did not have an impact on the earnings per share calculation.

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Dilutive	3,992,100	—	4,066,665	—
Anti-dilutive	547,803	5,054,465	607,782	4,917,284

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income (loss)	$220,937	$(5,272)	$22,912	$(39,544)
Allocation of net income to unvested restricted stock	3,670	—	324	—

Net income (loss) allocated to common stock	$217,267	$(5,272)	$22,588	$(39,544)

Basic weighted average common shares outstanding	50,670	50,826	50,416	50,770
Add: dilutive effect of stock options and non-vested restricted stock	1,169	—	1,225	—

Diluted weighted average common shares outstanding	51,839	50,826	51,641	50,770

Basic earnings per common share	$4.29	$(0.10)	$0.45	$(0.78)
Diluted earnings per common share	$4.19	$(0.10)	$0.44	$(0.78)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent Accounting Pronouncements

        In December 2008, the Securities and Exchange Commission ("SEC") published revised rules regarding oil and gas reserves reporting requirements. The objective of the rules is to provide readers of financial statements with more meaningful and comprehensive understanding of oil and gas reserves. Key elements of the revised rules include a change in the pricing used to estimate reserves at period end, changes in certain definitions, optional disclosure of probable and possible reserves, allowance of the use of new technologies in the determination of reserves and additional disclosure requirements. The rules also revise the prices used for reserves in determining depletion and the full cost ceiling test from a period end price to a 12-month average price. The revised rules are effective for annual reports for fiscal years ending on or after December 31, 2009. Early adoption is not allowed. Additionally, in September 2009, the Financial Accounting Standards Board ("FASB") issued an exposure draft regarding updates to existing guidance to align the oil and gas reserve estimation and disclosure requirements with the SEC's revised oil and gas reserves reporting rules discussed above. The proposed updates are expected to be effective for fiscal years ending on or after December 31, 2009, however, final guidance has not yet been issued. The Company is currently assessing the impact that the adoption of both the SEC rules and the FASB proposed guidance will have on its operating results, financial position, cash flows, oil and natural gas reserves and disclosures.

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sacramento Basin Asset Acquisition.    In February 2009, the Company entered into a purchase and sale agreement pursuant to which it agreed to buy certain natural gas producing properties in the Sacramento Basin from Aspen Exploration Corporation and certain other parties. The properties acquired are in close proximity to the Company's existing operations in the Sacramento Basin and, therefore, complement the Company's current natural gas portfolio. The transaction closed on June 30, 2009, with an effective date of December 1, 2008. The purchase price of $21.4 million consisted of cash paid of $21.3 million and certain payables related to the properties acquired of $0.1 million assumed by the Company.

        The Sacramento Basin asset acquisition qualifies as a business combination, and therefore, the Company was required to estimate the fair value of the assets acquired and liabilities assumed as of the acquisition date (June 30, 2009) in order to record the acquisition. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        The fair value of the acquired properties was determined based upon numerous inputs, many of which were unobservable (which are defined as Level 3 inputs). The significant inputs used in estimating the fair value were: (1) NYMEX natural gas futures prices at June 30, 2009 (observable), (2) projections of the estimated quantities of natural gas reserves, (3) projections regarding rates and timing of production, (4) projections regarding amounts and timing of future development and abandonment costs, (5) projections regarding the amounts and timing of operating costs and property taxes, (6) estimated risk adjusted discount rates and (7) estimated inflation rates. As a result of applying the above assumptions, the Company estimated the aggregate fair value of the acquisition at $21.4 million. The estimated fair value of the acquisition was assigned to the assets acquired and liabilities assumed as follows: $22.9 million to proved properties, $1.5 million to unevaluated properties,

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

$1.1 million to operating equipment and $4.1 million to asset retirement obligation. Because the estimated fair value and purchase price were equivalent, the Company did not record goodwill or a gain related to the acquisition.

        Hastings Complex Sale.    In February 2009, the Company closed the sale of its principal interests in the Hastings complex ("Hastings Sale") to a subsidiary of Denbury Resources Inc. ("Denbury") for approximately $197.7 million. The Company used the proceeds from the sale to repay fully the then outstanding balance of the revolving credit facility of $187.1 million and related interest of $0.5 million. In addition, the Company paid $5.5 million toward the principal balance on the second lien term loan. The Company did not recognize a gain for financial reporting purposes, but applied the proceeds from the Hastings Sale to reduce the capitalized cost of its oil and natural gas properties.

        As a result of the sale, Denbury has committed to a development plan related to a CO2 enhanced recovery project that will require it to make minimum capital expenditures in the amount of $178.7 million by the end of 2014. As part of the plan, Denbury will be responsible for providing the necessary CO2. The Company retained an overriding royalty interest of 2.0% in the production from the properties. In addition, the Company has the right to back-in to a working interest of approximately 22.3% in the CO2 project after Denbury recoups certain costs.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
Revolving credit agreement	$135,052	$45,000
Second lien term loan	500,000	494,485
8.75% senior notes	149,590	149,693
Financed derivative premiums	15,626	—

Total long-term debt	800,268	689,178
Less: current portion of long-term debt	(2,598)	—

Long-term debt, net of current portion	$797,670	$689,178

        Revolving credit facility.    The Company has a $300.0 million revolving credit facility with a syndicate of banks ("revolving credit facility"), with a maturity date of March 30, 2011. The borrowing base under the facility is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.5%, plus (ii) an applicable margin ranging

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

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

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of 12 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the $125.0 million borrowing base has been allocated to Lehman Commercial Paper, Inc. ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of the Company's borrowing requests made under the facility. As of November 2, 2009, the Company had effective available borrowing capacity of $61.6 million under the facility, net of the outstanding balance of $54.3 million, $3.2 million in outstanding letters of credit and $5.9 million attributable to LCP.

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

        The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness. The facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. Under the terms of the second lien term loan agreement, if the 8.75% senior notes were outstanding on September 20, 2011, the principal on the facility would be due on that date. However, as a result of the Company's refinancing of the 8.75% senior notes described below, the maturity date of the principal on the second lien term loan will be extended to May 8, 2014.

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

        Senior notes.    In December 2004, the Company issued $150.0 million in 8.75% senior notes due December 2011. Prior to the satisfaction and discharge of the 8.75% senior notes described below, interest was due each June 15 and December 15. The 8.75% notes were senior obligations and contained covenants that, among other things, limited the Company's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

The 8.75% senior notes were issued as unsecured obligations, but were subsequently secured equally and ratably with the Company's second lien term loan facility.

        In October 2009, the Company issued $150.0 million in 11.50% senior notes due October 2017 at a price of 95.03% of par. The 11.50% senior notes are senior unsecured obligations and contain covenants similar to the existing senior notes. Concurrently with the sale of the 11.50% senior notes, the Company irrevocably deposited $159.8 million in cash with the trustee under the indenture governing the 8.75% senior notes, thus effecting a satisfaction and discharge of the 8.75% senior notes. Additionally, the Company issued an irrevocable notice of redemption to call the 8.75% senior notes for redemption at 102.188% on December 15, 2009. The funds deposited with the trustee, comprised of net proceeds of the offering of $141.0 million, $14.3 million of additional borrowings under the Company's revolving credit facility and $4.5 million of cash on hand, are sufficient to pay the aggregate redemption price and all accrued interest on the 8.75% senior notes as of the redemption date. As a result of the refinancing of the 8.75% senior notes, the maturity of the second lien term loan will be extended from September 20, 2011 to May 8, 2014 under the terms of the second lien term loan agreement.

        The Company was in compliance with all debt covenants at September 30, 2009.

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

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions and use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk.

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

        Because a large portion of the Company's commodity derivatives do not qualify for hedge accounting and to increase clarity in its financial statements, the Company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning April 1, 2007. Consequently, from that date forward, the Company has recognized mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (loss) for those commodity derivatives that qualify as cash flow hedges. As of September 30, 2009, the remaining unrealized derivative fair value loss of $0.5 million ($0.0 million after tax) for derivative contracts previously designated as cash flow hedges is recorded in accumulated other comprehensive loss. The Company will amortize the remaining net unrealized derivative losses out of accumulated other comprehensive loss into earnings during the next three months.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized over the period for which the contracts are effective. At September 30, 2009, the balance of unamortized derivative premiums was $35.9 million, of which $6.0 million, $13.2 million, $13.0 million and $3.7 million will be amortized in 2009 (remaining three months), 2010, 2011 and 2012, respectively.

        The components of commodity derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Realized commodity derivative (gains) losses	$34,095	$(16,675)	$90,214	$(63,748)
Amortization of commodity derivative premiums	1,626	5,999	5,155	16,662
Unrealized commodity derivative (gains) losses for changes in fair value:	(338,773)	18,253	40,998	56,587

Commodity derivative (gains) losses	$(303,052)	$7,577	$136,367	$9,501

        Crude Oil Agreements.    As of September 30, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum New York Mercantile Exchange

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

(NYMEX) West Texas Intermediate (WTI) prices as summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX crude oil price.

	Minimum
			Maximum
		Avg. Prices
	Barrels/day		Barrels/day	Avg. Prices
Crude oil derivatives at September 30, 2009 for production:
October 1 - December 31, 2009	8,750	$56.41	6,750	$63.80
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas Agreements.    As of September 30, 2009, the Company had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at September 30, 2009 for production:
October 1 - December 31, 2009	61,125	$7.02	23,125	$11.39
January 1 - December 31, 2010	58,900	$6.48	27,900	$9.26
January 1 - December 31, 2011	36,000	$6.59	12,000	$13.77
January 1 - December 31, 2012	23,300	$6.00	15,500	$9.10

        In October 2009, the Company entered into a series of transactions whereby it reduced the ceilings on existing natural gas contracts covering 27,900 MMbtu per day from an average of $9.00 to $7.00 for the period from January 2010 through December 2010 and on 12,000 MMBtu per day from $13.50 to $10.00 for the period from January 2011 through December 2011. The Company utilized the proceeds from these transactions to partially fund the purchase of oil call spreads that increase the ceilings on existing oil contracts covering 3,500 Bbls per day from $73.00 to $85.00 and on 1,000 Bbls per day from $72.80 to $95.00, each for the period from January 2010 to December 2010.

        Interest Rate Swap.    The Company previously entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings through June 2010. The Company paid a fixed interest rate of 5.32% and received a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. In June 2009, the Company entered into a series of transactions to extend the term of the interest rate swap to September 2011 and reduce the rate from 5.32% to 4.035%. Under the revised terms, the Company received a floating interest rate based on the one-month LIBO rate, with settlements made monthly. As a result of the swap, $500 million of the Company's variable rate debt was to effectively bear interest at a fixed rate of approximately 8.0% until September 2011. The Company did not designate the interest rate swap as a hedge.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        In connection with the extension of the maturity of the Company's second lien term loan facility to May 2014, the Company entered into a revised interest rate swap agreement in October 2009 to extend the terms of the existing interest rate swap agreement from September 2011 to May 2014 and reduced the rate from 4.035% to a weighted average rate of 3.840%. As a result of the revised agreement, $500 million of the Company's variable rate debt will effectively bear interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2009	2008	2009
Realized interest rate derivative (gains) losses	$3,371	$4,781	$7,095	$13,851
Unrealized interest rate derivative (gains) losses	(626)	10	(287)	(160)

Interest rate derivative (gains) losses, net	$2,745	$4,791	$6,808	$13,691

        The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2008 and September 30, 2009 are summarized below. The net fair value of the Company's derivatives decreased by $62.7 million from a net asset of $61.9 million at December 31, 2008 to a net liability of $0.8 million at September 30, 2009 due to higher futures prices for oil and natural gas prices, which are used in the calculation of the fair value of commodity derivatives. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2008	September 30, 2009
Current Assets—Commodity derivatives:
Oil derivative contracts	$23,970	$474
Gas derivative contracts	33,277	28,543

	57,247	29,017

Other Assets—Commodity derivatives:
Oil derivative contracts	11,660	3,740
Gas derivative contracts	23,654	18,487

	35,314	22,227

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(1,672)	(14,842)
Gas derivative contracts	(652)	(4,202)
Interest rate derivative contracts	(18,960)	(17,320)

	(21,284)	(36,364)

Commodity and interest rate derivatives:
Oil derivative contracts	—	(3,183)
Gas derivative contracts	(180)	(1,827)
Interest rate derivative contracts	(9,183)	(10,663)

	(9,363)	(15,673)

Net derivative asset (liability)	$61,914	$(793)

5. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. The FASB has established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

        The three levels of the fair value hierarchy are as follows:

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2009 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2009
Assets (Liabilities):
Commodity derivatives	$—	$51,244	$—	$51,244
Commodity derivatives	—	(24,054)	—	(24,054)
Interest rate swaps	—	(27,983)	—	(27,983)

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

	September 30, 2009
Long Term Debt (in thousands)	Carrying Amount	Estimated Fair Value
Second lien term loan	$494,485	$420,312
8.75% senior notes	$149,693	$150,750

6. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred (level 3 inputs), credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2008 and 2009 (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Asset retirement obligations at beginning of period	$52,220	$80,579
Revisions of estimated liabilities	582	332
Liabilities incurred/acquired	2,767	6,742
Liabilities settled	(286)	(564)
Disposition of properties	—	(2,993)
Accretion expense	3,065	4,174

Asset retirement obligations at end of period	58,348	88,270
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,075)

Long-term asset retirement obligations	$57,848	$87,195

7. CAPITAL STOCK

        The Company has 61.3 million shares of common stock issued or reserved for issuance at September 30, 2009. At September 30, 2009, the Company has 52.5 million common shares issued and

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. CAPITAL STOCK (Continued)

outstanding, of which 1.6 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2009, the Company had approximately 3.3 million options outstanding and 5.2 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of September 30, 2009, there are a total of 3,348,463 options outstanding with a weighted average exercise price of $8.95 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

        Effective February 1, 2009, the Company implemented a non-compensatory 2008 Employee Stock Purchase Plan (the "ESPP"), which has been approved by the Company's Board of Directors and shareholders. In connection with the approval of the ESPP, the Board authorized 1.5 million shares of common stock to be issued under the ESPP. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year.

        As of September 30, 2009, there were a total of 1,607,521 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 632,737 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock, subject to service conditions only, is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 943,291 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique and the fair value of awards granted was estimated to be $2.61 per share in 2009. As of September 30, 2009, none of the restricted shares subject to market conditions have vested. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,504,263	$9.16
Granted	—	—
Exercised	(20,000)	$8.67
Cancelled	(135,800)	$11.36

Outstanding, end of period	3,348,463	$8.95

Exercisable, end of period	3,105,963	$8.34

        The following summarizes the Company's unvested restricted stock award activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	851,545	$12.65
Granted	891,376	$2.88
Vested	(86,286)	$14.16
Forfeited	(49,114)	$11.28

Non-vested, end of period	1,607,521	$7.20

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
General and administrative expense	$1,140	$910	$3,400	$2,940
Oil and natural gas production expense	160	190	420	510

Total share-based compensation costs	1,300	1,100	3,820	3,450
Less: share-based compensation costs capitalized	(590)	(294)	(1,726)	(1,450)

Share-based compensation expensed	$710	$806	$2,094	$2,000

        As of September 30, 2009, there was $1.0 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 1.3 years and $6.8 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 2.5 years.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. LITIGATION

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2010. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the 8.75% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2009. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,472	$1	$—	$—	$4,473
Accounts receivable	25,762	4,723	74	—	30,559
Inventories	4,682	204	—	—	4,886
Prepaid expenses and other current assets	4,730	—	—	—	4,730
Income tax receivable	5,462	—	—	—	5,462
Commodity derivatives	29,017	—	—	—	29,017

TOTAL CURRENT ASSETS	74,125	4,928	74	—	79,127

PROPERTY, PLANT & EQUIPMENT, NET	677,906	(75,756)	2,426	—	604,576
COMMODITY DERIVATIVES	22,227	—	—	—	22,227
INVESTMENTS IN AFFILIATES	508,289	—	—	(508,289)	—
OTHER	8,895	344	—	—	9,239

TOTAL ASSETS	$1,291,442	$(70,484)	$2,500	$(508,289)	$715,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,746	$6,643	$—	$—	$43,389
Undistributed revenue payable	7,530	—	—	—	7,530
Interest payable	4,844	—	—	—	4,844
Commodity and interest derivatives	36,364	—	—	—	36,364

TOTAL CURRENT LIABILITIES:	85,484	6,643	—	—	92,127

LONG-TERM DEBT	689,178	—	—	—	689,178
COMMODITY AND INTEREST DERIVATIVES	15,673	—	—	—	15,673
ASSET RETIREMENT OBLIGATIONS	78,937	7,499	759	—	87,195
INTERCOMPANY PAYABLES (RECEIVABLES)	591,174	(544,408)	(46,766)	—	—

TOTAL LIABILITIES	1,460,446	(530,266)	(46,007)	—	884,173

TOTAL STOCKHOLDERS' EQUITY	(169,004)	459,782	48,507	(508,289)	(169,004)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,291,442	$(70,484)	$2,500	$(508,289)	$715,169

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$116,852	$41,189	$—	$—	$158,041
Other	1,037	(14)	1,548	(1,459)	1,112

Total revenues	117,889	41,175	1,548	(1,459)	159,153

EXPENSES:
Oil and natural gas production	28,086	13,704	628	—	42,418
Transportation expense	3,036	3	—	(1,384)	1,655
Depletion, depreciation and amortization	27,283	5,625	23	—	32,931
Accretion of asset retirement obligations	827	202	15	—	1,044
General and administrative, net of amounts capitalized	9,165	1,070	75	(75)	10,235

Total expenses	68,397	20,604	741	(1,459)	88,283

Income (loss) from operations	49,492	20,571	807	—	70,870

FINANCING COSTS AND OTHER:
Interest expense, net	14,124	(2)	(817)	—	13,305
Amortization of deferred loan costs	735	—	—	—	735
Interest rate derivative losses (gains), net	2,745	—	—	—	2,745
Commodity derivative losses (gains), net	(303,052)	—	—	—	(303,052)

Total financing costs and other	(285,448)	(2)	(817)	—	(286,267)

Equity in subsidiary income	13,395	—	—	(13,395)	—

Income (loss) before income taxes	348,335	20,573	1,624	(13,395)	357,137
Income tax provision (benefit)	127,398	8,161	641	—	136,200

Net income (loss)	$220,937	$12,412	$983	$(13,395)	$220,937

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$61,625	$7,659	$—	$—	$69,284
Other	688	64	1,484	(1,377)	859

Total revenues	62,313	7,723	1,484	(1,377)	70,143

EXPENSES:
Oil and natural gas production	24,641	2,702	672	—	28,015
Transportation expense	2,425	16	—	(1,297)	1,144
Depletion, depreciation and amortization	20,171	1,760	43	—	21,974
Accretion of asset retirement obligations	1,275	141	13	—	1,429
General and administrative, net of amounts capitalized	8,787	820	80	(80)	9,607

Total expenses	57,299	5,439	808	(1,377)	62,169

Income (loss) from operations	5,014	2,284	676	—	7,974

FINANCING COSTS AND OTHER:
Interest expense, net	10,267	(1)	(939)	—	9,327
Amortization of deferred loan costs	751	—	—	—	751
Interest rate derivative losses (gains), net	4,791	—	—	—	4,791
Commodity derivative losses (gains), net	7,577	—	—	—	7,577

Total financing costs and other	23,386	(1)	(939)	—	22,446

Equity in subsidiary income	2,418	—	—	(2,418)	—

Income (loss) before income taxes	(15,954)	2,285	1,615	(2,418)	(14,472)
Income tax provision (benefit)	(10,682)	868	614	—	(9,200)

Net income (loss)	$(5,272)	$1,417	$1,001	$(2,418)	$(5,272)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$339,307	$122,531	$—	$—	$461,838
Other	2,419	11	3,951	(3,569)	2,812

Total revenues	341,726	122,542	3,951	(3,569)	464,650

EXPENSES:
Oil and natural gas production	68,465	37,523	1,577	—	107,565
Transportation expense	7,674	7	—	(3,347)	4,334
Depletion, depreciation and amortization	76,247	17,731	69	—	94,047
Accretion of asset retirement obligations	2,426	592	47	—	3,065
General and administrative, net of amounts capitalized	28,872	2,594	222	(222)	31,466

Total expenses	183,684	58,447	1,915	(3,569)	240,477

Income(loss) from operations	158,042	64,095	2,036	—	224,173

FINANCING COSTS AND OTHER:
Interest expense, net	43,428	(16)	(2,349)	—	41,063
Amortization of deferred loan costs	2,623	—	—	—	2,623
Interest rate derivative losses (gains), net	6,808	—	—	—	6,808
Commodity derivative losses (gains), net	136,367	—	—	—	136,367

Total financing costs and other	189,226	(16)	(2,349)	—	186,861

Equity in subsidiary income	42,063	—	—	(42,063)	—

Income (loss) before income taxes	10,879	64,111	4,385	(42,063)	37,312
Income tax provision (benefit)	(12,033)	24,741	1,692	—	14,400

Net income (loss)	$22,912	$39,370	$2,693	$(42,063)	$22,912

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$164,293	$24,433	$—	$—	$188,726
Other	2,156	91	4,293	(3,993)	2,547

Total revenues	166,449	24,524	4,293	(3,993)	191,273

EXPENSES:
Oil and natural gas production	67,519	11,031	1,730	—	80,280
Transportation expense	6,651	55	—	(3,752)	2,954
Depletion, depreciation and amortization	58,915	6,260	90	—	65,265
Accretion of asset retirement obligations	3,692	442	40	—	4,174
General and administrative, net of amounts capitalized	24,119	2,045	241	(241)	26,164

Total expenses	160,896	19,833	2,101	(3,993)	178,837

Income (loss) from operations	5,553	4,691	2,192	—	12,436
FINANCING COSTS AND OTHER:
Interest expense, net	33,018	(5)	(2,731)	—	30,282
Amortization of deferred loan costs	2,224	—	—	—	2,224
Interest rate derivative losses (gains), net	13,691	—	—	—	13,691
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	9,501	—	—	—	9,501

Total financing costs and other	59,016	(5)	(2,731)	—	56,280

Equity in subsidiary income	5,964	—	—	(5,964)	—

Income (loss) before income taxes	(47,499)	4,696	4,923	(5,964)	(43,844)
Income tax provision (benefit)	(7,955)	1,784	1,871	—	(4,300)

Net income (loss)	$(39,544)	$2,912	$3,052	$(5,964)	$(39,544)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$111,966	$59,451	$2,718	$—	$174,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(197,123)	(33,873)	13	—	(230,983)
Acquisitions of oil and natural gas properties	(7,976)	(2,045)	—	—	(10,021)
Expenditures for property and equipment and other	(3,549)	(42)	—	—	(3,591)

Net cash provided by (used in) investing activities	(208,648)	(35,960)	13	—	(244,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	27,194	(24,463)	(2,731)	—	—
Proceeds from long-term debt	225,000	—	—	—	225,000
Principal payments on long-term debt	(169,524)	—	—	—	(169,524)
Payments for deferred loan costs	(828)	—	—	—	(828)
Proceeds from derivative premium financing	7,817	—	—	—	7,817
Proceeds from exercise of stock options	2,805	—	—	—	2,805
Stock issuance costs	(5)	—	—	—	(5)

Net cash provided by (used in) financing activities	92,459	(24,463)	(2,731)	—	65,265

Net increase (decrease) in cash and cash equivalents	(4,223)	(972)	—	—	(5,195)
Cash and cash equivalents, beginning of period	8,762	973	—	—	9,735

Cash and cash equivalents, end of period	$4,539	$1	$—	$—	$4,540

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$64,354	$20,366	$4,979	$—	$89,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(133,709)	(12,731)	(1,451)	—	(147,891)
Acquisitions of oil and natural gas properties	(21,681)	—	—	—	(21,681)
Proceeds from sale of oil and natural gas properties	—	197,653	—	—	197,653
Expenditures for property and equipment and other	(2,107)	507	—	—	(1,600)

Net cash provided by (used in) investing activities	(157,497)	185,429	(1,451)	—	26,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	209,323	(205,795)	(3,528)	—	—
Proceeds from long-term debt	107,156	—	—	—	107,156
Principal payments on long-term debt	(219,167)	—	—	—	(219,167)
Payments for deferred loan costs	(333)	—	—	—	(333)
Proceeds from Employee Stock Purchase Plan	258	—	—	—	258
Proceeds from disgorgement of stock sale profits	15	—	—	—	15
Proceeds from exercise of stock options	173	—	—	—	173

Net cash provided by (used in) financing activities	97,425	(205,795)	(3,528)	—	(111,898)

Net increase (decrease) in cash and cash equivalents	4,282	—	—	—	4,282
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$4,472	$1	$—	$—	$4,473

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 20,264 BOE/d in the third quarter of 2009, compared to 21,949 BOE/d in the third quarter of 2008 (19,560 BOE/d excluding production from the Hastings complex (see "—Acquisitions and Divestitures")) and 20,434 BOE/d in the second quarter of 2009. In the execution of our strategy, our management is principally focused on developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2009 is $161 million, of which approximately $130.1 million was expended in the first nine months of 2009. We expect to spend approximately 55% of the budgeted amount on projects in the Sacramento Basin, 30% in Southern California, 6% in Texas and 9% for exploration projects in a variety of areas. Our 2010 development, exploitation and exploration capital expenditure budget is $180 million, of which approximately 41% is expected to be deployed in the Sacramento Basin, 40% in Southern California, 5% in Texas and the remaining 14% going towards Monterey shale exploration in Southern California. The aggregate levels of capital expenditures for the remainder of 2009 and for 2010, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2009 capital spending program and the outlook for 2010:

Southern California—Exploitation and Development

        Our primary focus in Southern California in 2009 is on development activities in the West Montalvo field, where we are continuing a workover, recompletion and return to production program that we began when we acquired the field in May 2007. During the first nine months of 2009, we completed two wells that were spud during the fourth quarter of 2008 and performed six workovers and recompletions. We plan to drill two additional wells in the West Montalvo field during the fourth quarter of 2009, one of which was spud late in September. We plan to drill three additional wells in the field during 2010, but will not realize a full year's production from successful drilling until 2011 due to timing of the drilling activity. We have more than doubled production at West Montalvo since acquiring the field in May 2007 and anticipate an aggressive development program in the coming years.

        In the Sockeye field, we continue to optimize our waterflood program from platform Gail. During the first nine months of the year, we drilled a dual completion well that produces from the Monterey shale formation and expands the waterflood by injecting into the Upper Topanga formation. In 2010, we plan to drill two wells including another dual completion well that, if successful, would produce from the Monterey shale formation and inject into the Lower Topanga formation, increasing the sweep of the waterflood in that zone. We also plan to perform our first hydraulic frac in the offshore Monterey shale next year.

        We have a number of development opportunities in the South Ellwood field. In 2010, we expect to perform workovers and recompletions on five wells at the field. We also plan to advance the permitting process for five proved undeveloped locations on our existing leases and perform the facilities work in order to drill those locations in 2011.

        In the South Ellwood field, the permitting process continues for our full-field development project. We have separated the permitting process into two components in order to advance the pipeline component more quickly. We do not anticipate that approval hearings for the pipeline component will be held until mid-2010. We expect to use the pipeline to replace the current barging operation as a means of transporting oil production from the field. Pending the completion of the pipeline, we expect to use our current barge and/or a second, double-hulled barge (the "new barge") to transport oil production from the field. We recently obtained permits that will allow us to use the new barge, on a limited basis and subject to its other delivery commitments, if the current barge is out of service. We are pursuing the permits necessary to use the new barge on a full-time basis, and expect to receive them no later than May 2010. Subject to the receipt of those permits and approvals, we expect to transition to use of the new barge in connection with the termination of the contract for the current barge, which is scheduled to occur in March 2010. Our current sales agreement for oil production from the field, which became terminable in September 2009, contemplates that we will have the ability to use the new barge, subject to availability, in the event that the current barge is unavailable.

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

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We expect to drill over 60 new wells and perform approximately 200 workovers and recompletions during 2009. Our 2010 budget contemplates similar levels of drilling and workover activity.

        During the first nine months of 2009, we spud 57 wells, completed 53 (including wells spud in 2008), and performed 162 workovers and recompletions in the basin. Due in part to declining natural gas prices, our focus in the basin in 2009 has been on drilling relatively low-risk locations rather than testing the boundary of producing areas as in previous years. We also continue to pursue our hydraulic fracturing program in the basin, a program that we initiated in November 2007. We believe our analysis of the results to date will enable us to identify consistent targets for future fracture stimulations in the basin.

Texas—Exploitation and Development

        Following the sale of the Hastings complex, our largest operated field in Texas is the Manvel field. We have utilized the knowledge and experience we gained operating the Hastings complex to implement a redevelopment program for this field. This program consists mainly of returning idle wells to production, increasing the lift capacity of existing wells, working over and recompleting existing wells in different producing sands, upgrading surface facility fluid handling capacity and increasing water injection capabilities. In addition, we are in the process of unitizing the Manvel field and believe it is a solid candidate for a CO2 flood operation.

        During the first nine months of 2009, we performed five workovers at the Manvel field and 18 workovers at our other Texas properties. We anticipate performing an additional four to five workovers during the fourth quarter. We spud a well in the South Liberty field during the third quarter. We completed drilling the well in October and continue to evaluate all zones from which the well could produce. Our 2010 capital budget includes capital to participate in four new development wells and return five wells to production in Texas.

Exploration Activities

        In 2006 we began actively leasing onshore acreage in Southern California targeting the Monterey shale formation. Our leasing strategy has focused on areas where we believe the Monterey shale will produce light, sweet oil and where the quality and depth of the Monterey shale is expected to be advantageous. To date, our onshore Monterey shale acreage position is approaching 100,000 net acres. We intend to add to this position in the remainder of 2009 and in 2010. We plan to drill five onshore Monterey shale wells in 2010.

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

        Hastings Sale.    In February 2009, we completed the sale of our principal interests in the Hastings complex to Denbury for approximately $197.7 million. We retained an overriding royalty and a reversionary interest in the complex. As a result of the sale, we repaid all amounts then outstanding under our revolving credit facility and paid $5.5 million of the outstanding principal balance on our second lien term loan facility.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Certain Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend primarily or in part upon those prices. For example, as a result of lower commodity prices at December 31, 2008, we were required to record a full cost ceiling impairment of our oil and gas properties in the fourth quarter. Future reductions in commodity prices may require us to record further ceiling impairments of our oil and natural gas properties. Continued low prices in early 2009 contributed significantly to a February 2009 reduction in the borrowing base under our revolving credit facility. In order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream, we employ a hedging strategy. As of September 30, 2009, we had hedge contract floors covering approximately 95% of our 2009 annual production guidance and a significant portion of our expected production in 2010 and 2011. We have also begun to secure hedge contracts for our 2012 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    We expect that the execution of our 2009 capital expenditure program will result in average daily production volumes in 2009 of approximately 20,250 BOE/d compared to 19,088 BOE/d for 2008, pro forma for the Hastings sale. In 2010, we intend to emphasize the development of our robust inventory of oil projects, primarily at our Southern California properties. Because some of these projects will require significant time for implementation, much of the production growth we expect from those projects will not be realized until after 2010. Accordingly, while we believe that these projects, if successful, will result in significant production growth in subsequent years, we expect our average daily production in 2010 will be approximately the same as in 2009, or approximately 20,250 BOE/d. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity, changes in our capital expenditure budget and other factors, including those referenced in "Risk Factors".

        Production Expenses.    Production expenses consist of lease operating expenses ("LOE") and production and property taxes. LOE per BOE decreased from $16.03 per BOE for the first nine months of 2008 to $12.59 per BOE in the first nine months of 2009. We expect our 2010 LOE per BOE to increase slightly relative to 2009. We expect 2010 production/property taxes to remain relatively flat on a per BOE basis, compared to our 2009 results. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses decreased from $4.64 per BOE for the first nine months of 2008 (excluding share-based compensation charges of $0.29 per BOE and non-recurring charges of $0.46 per BOE relating to the termination of a planned master limited partnership ("MLP") offering), to $4.34 per BOE (excluding share-based compensation charges of $0.26 per BOE) in the first nine months of 2009. Excluding share-based compensation charges, on a per BOE basis, we expect our 2010 G&A costs to be similar to our 2009 results. As with production expenses, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A decreased from $16.09 per BOE for the first nine months of 2008 to $11.49 per BOE in the first nine months of 2009. The decrease is due to a reduced amortizable base as a result of the full cost ceiling write down recorded at December 31, 2008 and the application of proceeds from the sale of the Hastings complex in February 2009 to reduce the full cost pool. We expect our 2010 DD&A to increase slightly on a per BOE basis, compared to our 2009 results. As with production and G&A expenses, our expectations with respect to DD&A are subject to numerous risks and uncertainties.

        Unrealized Derivative Gains and Losses.    Decreases in both oil and natural gas prices led to significant unrealized commodity derivative gains in the first quarter of 2009, while increases in oil prices resulted in unrealized commodity derivative losses in the second and third quarters of 2009. These unrealized gains and losses resulted from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant gains and losses of this type in recent periods and may continue to incur these types of gains and losses in the future. We may also have significant unrealized interest rate derivative gains and losses in subsequent periods due to changes in market interest rates.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Production Volume:
Oil (MBbls)(1)	1,036	811	2,995	2,593
Natural gas (MMcf)	5,900	6,320	17,110	18,518
MBOE	2,019	1,864	5,846	5,679
Daily Average Production Volume:
Oil (Bbls/d)	11,261	8,815	10,931	9,498
Natural gas (Mcf/d)	64,130	68,696	62,445	67,832
BOE/d	21,949	20,264	21,339	20,803
Oil Price per Bbl Produced (in dollars):
Realized price	$109.08	$58.09	$104.81	$46.80
Realized commodity derivative gain (loss)	(32.08)	(4.66)	(29.69)	1.90

Net realized price	$77.00	$53.43	$75.12	$48.70

Natural Gas Price per Mcf (in dollars):
Realized price	$8.92	$3.17	$9.07	$3.59
Realized commodity derivative gain (loss)	(0.15)	3.24	(0.08)	2.76

Net realized price	$8.77	$6.41	$8.99	$6.35

Expense per BOE:
Lease operating expenses(2)	$17.89	$13.55	$16.03	$12.59
Production and property taxes(2)	3.12	1.48	2.37	1.55
Transportation expenses	0.82	0.61	0.74	0.52
Depreciation, depletion and amortization	16.31	11.79	16.09	11.49
General and administrative expense(3)	5.07	5.15	5.38	4.61
Interest expense	6.59	5.00	7.02	5.33

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2009 to Quarter Ended September 30, 2008

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $88.7 million (56%) to $69.3 million for the quarter ended September 30, 2009 from $158.0 million for the same period in

2008. The decrease was primarily due to a decrease in average sales prices and a slight decrease in production as described below.

        Oil sales decreased by $56.2 million (53%) in the third quarter of 2009 to $49.2 million compared to $105.4 million in the third quarter of 2008. Oil production decreased by 22%, with production of 811 MBbl in the third quarter of 2009 compared to 1,036 MBbl in the third quarter of 2008. The production decrease was primarily due to the sale of the Hastings complex in early February 2009. Excluding Hastings, production was relatively flat at 811 MBbl in the third quarter of 2009 compared to 817 MBbl in the third quarter of 2008. Production at the West Montalvo field increased in the third quarter of 2009 compared to the third quarter of 2008 as a result of recompletion and drilling efforts. The increases at West Montalvo were offset by lower production at the Sockeye field due to wells that were down during the third quarter of 2009. South Ellwood production remained relatively constant between periods as a result of reduced production in both periods due to barge maintenance in the third quarter of 2008 and scheduled maintenance at Platform Holly in the third quarter of 2009. Our average realized price for oil decreased $50.99 (47%) to $58.09 per Bbl for the period.

        Natural gas sales decreased $32.6 million (62%) in the third quarter of 2009 to $20.0 million compared to $52.6 million in the third quarter of 2008. Natural gas production increased 7%, with production of 6,320 MMcf in the third quarter of 2009 compared to 5,900 MMcf in the third quarter of 2008. The increase was due primarily to drilling and recompletion activities in the Sacramento Basin as well as production from wells acquired in the Aspen acquisition. Our average realized price for natural gas decreased $5.75 (64%) to $3.17 per Mcf for the period.

        Other Revenues.    Other revenues were relatively consistent at $1.1 million in the third quarter of 2008 and $0.9 million in the third quarter of 2009.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $14.4 million (34%) to $28.0 million in the third quarter of 2009 from $42.4 million in the third quarter of 2008. The decrease was primarily due to the sale of Hastings in early February 2009 which was historically a relatively high cost field. On a per unit basis, LOE decreased to $13.55 per BOE in the third quarter of 2009 from $17.89 per BOE in the same period in 2008. Excluding Hastings, LOE per BOE decreased $1.49 from $15.04 per BOE in the third quarter of 2008 to $13.55 per BOE in the third quarter of 2009. The decrease is partially due to the increased proportion of Sacramento Basin natural gas production during the third quarter of 2009, which has lower operating costs than oil production. Additionally, we incurred relatively high non-recurring maintenance costs related to certain wells in the Sockeye field in the third quarter of 2008, which were not incurred in the third quarter of 2009. The decreases were partially offset by costs incurred in the third quarter of 2009 related to scheduled maintenance performed on Platform Holly in the South Ellwood field. We also continue to pursue price/cost reductions from external contractors and suppliers.

        Transportation Expenses.    Transportation expenses decreased $0.6 million (31%) to $1.1 million in the third quarter of 2009 from $1.7 million in the third quarter of 2008. On a per BOE basis, transportation expenses decreased $0.21 per BOE, from $0.82 per BOE in the third quarter of 2008 to $0.61 per BOE in the third quarter of 2009. The decrease is primarily due to maintenance costs incurred in the third quarter of 2008 related to the barge that transports South Ellwood oil production.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $10.9 million (33%) to $22.0 million in the third quarter of 2009 from $32.9 million in the third quarter of 2008. DD&A expense decreased $4.52 per BOE, from $16.31 per BOE in the third quarter of 2008 to $11.79 per BOE in the third quarter of 2009. The decrease is due to a reduced depletable base as a result of the full cost ceiling write down recorded at December 31, 2008 and the application of proceeds from the sale of the Hastings complex in February 2009 to reduce the full cost pool.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million (37%) to $1.4 million in the third quarter of 2009 from $1.0 million in the third quarter of 2008. The increase was due to revisions to estimated liabilities recorded in the fourth quarter of 2008 and accretion from new wells drilled and completed in the last half of 2008 and the first nine months of 2009.

        General and Administrative (G&A).    G&A expense decreased $0.6 million (6%) to $9.6 million in the third quarter of 2009 from $10.2 million in the third quarter of 2008. Non-cash share-based compensation expense charged to G&A was $0.6 million for both the third quarter of 2008 and the third quarter of 2009. Excluding the effect of the non-cash share-based compensation expense, G&A expense remained relatively consistent at $4.80 per BOE in the third quarter of 2008 and $4.82 per BOE in the third quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $4.0 million (30%) from $13.3 million in the third quarter of 2008 to $9.3 million in the third quarter of 2009. The decrease was primarily the result of a reduction in our average debt outstanding and lower interest rates realized during the third quarter of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs remained constant at $0.7 million for the third quarter of 2008 and $0.8 million for the third quarter of 2009.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of nil in the third quarter of 2009 and unrealized gains of $0.6 million in the 2008 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $4.8 million in the third quarter of 2009 compared to realized losses of $3.4 million in the third quarter of 2008.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2008	2009
Realized commodity derivative (gains) losses	$34,095	$(16,675)
Amortization of commodity derivative premiums	1,626	5,999
Unrealized commodity derivative (gains) losses for changes in fair value	(338,773)	18,253

Commodity derivative (gains) losses	$(303,052)	$7,577

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the third quarter of 2009 reflect the settlement of contracts at prices below the relevant strike prices, while the realized derivative losses in the third quarter of 2008 reflects the settlement of contracts at prices above the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We provided a valuation allowance against our net deferred tax assets at December 31, 2008 and September 30, 2009 since we could not conclude that it is more likely than not that the net deferred tax assets will be recognized. The current tax benefit for the third quarter of 2009 of $9.2 million reflects a reduction of prior year current tax expense (a $6.6 million benefit) and a federal AMT and state income tax benefit of $2.6 million related to lower current earnings. The net income for the third quarter of 2008 resulted in an income tax expense of $136.2 million.

        Net Income (Loss).    Net loss for the third quarter of 2009 was $5.3 million compared to net income of $220.9 million for the same period in 2008. The change between periods is the result of the items discussed above.

Comparison of Nine months Ended September 30, 2009 to Nine months Ended September 30, 2008

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $273.1 million (59%) to $188.7 million for the nine months ended September 30, 2009 from $461.8 million for the same period in 2008. The decrease was primarily due to a decrease in average sales prices as production remained relatively constant between the two periods, as described below.

        Oil sales decreased by $184.5 million (60%) for the first nine months of 2009 to $122.2 million compared to $306.7 million in the nine months of 2008. Oil production decreased by 13% with production of 2,593 MBbl in the first nine months of 2009 compared to 2,995 MBbl in the first nine months of 2008. The production decrease was primarily due to the sale of the Hastings complex in early February 2009. Excluding Hastings, production increased 219 MBbl (10%) from 2,293 MBbl in the first nine months of 2008 to 2,512 MBbl in the first nine months of 2009. The increase is primarily due to increased production at the West Montalvo and Sockeye fields as a result of drilling and recompletion activities in the latter half of 2008 and the first nine months of 2009. Our average realized price for oil decreased $58.01 (55%) to $46.80 per Bbl for the period.

        Natural gas sales decreased $88.6 million (57%) in the first nine months of 2009 to $66.5 million compared to $155.1 million in the first nine months of 2008. Natural gas production increased 8%, with production of 18,518 MMcf in the first nine months of 2009 compared to 17,110 MMcf in the first nine months of 2008. The increase was due primarily to drilling and recompletion activities in the Sacramento Basin. Our average realized price for natural gas decreased $5.48 (60%) to $3.59 per Mcf for the period.

        Other Revenues.    Other revenues were relatively consistent at $2.8 million in the first nine months of 2008 and $2.5 million in the first nine months of 2009.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $27.3 million (25%) to $80.3 million in the first nine months of 2009 from $107.6 million in the first nine months of 2008. The decrease was primarily due to the sale of Hastings in early February 2009 which was historically a relatively high cost field. On a per unit basis, LOE decreased to $12.59 per BOE in the first nine months of 2009 from $16.03 per BOE in the same period in 2008. Excluding Hastings, LOE per BOE decreased $1.20 from $13.68 per BOE in the first nine months of 2008 to $12.48 per BOE in the first nine months of 2009. In the first nine months of 2008, we incurred relatively high non-recurring maintenance costs related to certain wells in the Sockeye field, which were not incurred in the first nine months of 2009. Additionally, we incurred scheduled maintenance costs in the 2008 period related to Platform Gail in the Sockeye field. We did not incur these costs in 2009. We also continue to pursue price/cost reductions from external contractors and suppliers.

        Transportation Expenses.    Transportation expenses decreased $1.3 million (32%) to $3.0 million in the first nine months of 2009 from $4.3 million in the first nine months of 2008. On a per BOE basis, transportation expenses decreased $0.22 per BOE, from $0.74 per BOE in the first nine months of 2008 to $0.52 per BOE in the first nine months of 2009. The decrease is primarily due to maintenance costs incurred in the first nine months of 2008 related to the barge that transports South Ellwood oil production.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $28.7 million (31%) to $65.3 million in the first nine months of 2009 from $94.0 million in the first nine months of 2008. DD&A expense decreased $4.60 per BOE, from $16.09 per BOE in the first nine months of 2008 to $11.49 per BOE in the first nine months of 2009. The decrease is due to a reduced depletable base as a result of the full cost ceiling write down recorded at December 31, 2008 and the application of proceeds from the sale of the Hastings complex in February 2009 to reduce the full cost pool.

        Accretion of Abandonment Liability.    Accretion expense increased $1.1 million (36%) to $4.2 million in the first nine months of 2009 from $3.1 million in the first nine months of 2008. The increase was due to revisions to estimated liabilities recorded in the fourth quarter of 2008 and accretion from new wells drilled and completed in 2008 and the first nine months of 2009.

        General and Administrative (G&A).    G&A expense decreased $5.3 million (17%) to $26.2 million in the first nine months of 2009 from $31.5 million in the first nine months of 2008. The decrease is primarily related to $2.7 million of costs that were expensed in the second quarter of 2008 related to the cancellation of a planned MLP offering. Additionally, we incurred lower legal and professional fees in the first nine months of 2009 compared to the same period in 2008. The decrease also resulted from an increase in the G&A costs that were capitalized in 2009 for payroll and related overhead for activities that are directly involved in our development, exploitation, exploration and acquisition efforts. Non-cash share-based compensation expense charged to G&A decreased $0.2 million (11%) from $1.7 million in 2008 to $1.5 million in 2009, primarily as a result of certain awards that became fully vested in the first quarter of 2009. Excluding the effect of the non-cash share-based compensation expense charges and MLP write-off charges, G&A expense decreased $0.30 from $4.64 per BOE in the first nine months of 2008 to $4.34 per BOE in the first nine months of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $10.8 million (26%) from $41.1 million in the first nine months of 2008 to $30.3 million in the first nine months of 2009. The decrease was primarily the result of a reduction in our average debt outstanding and lower interest rates realized during the first nine months of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs decreased $0.4 million, from $2.6 million in the first nine months of 2008 to $2.2 million in the first nine months of 2009. The decrease was primarily due to the amendment to the revolving credit facility in May 2008 which extended the maturity date of the facility.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized gains of $0.2 million in the first nine months of 2009 and unrealized gains of $0.3 million in the 2008 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $13.9 million in the first nine months of 2009 compared to realized losses of $7.1 million in the first nine months of 2008.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the first nine months of 2009 of $0.6 million related to repayment of the financed derivative premiums balance in May 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2008	2009
Realized commodity derivative (gains) losses	$90,214	$(63,748)
Amortization of commodity derivative premiums	5,155	16,662
Unrealized commodity derivative (gains) losses for changes in fair value	40,998	56,587

Commodity derivative (gains) losses	$136,367	$9,501

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

        Income Tax Expense (Benefit).    We provided a valuation allowance against our net deferred tax assets at December 31, 2008 and September 30, 2009 since we could not conclude that it is more likely than not that the net deferred tax assets will be recognized. The current tax benefit for the first nine months of 2009 of $4.3 million reflects a reduction of prior year current tax expense (a $6.6 million benefit) partially offset by federal AMT (mostly related to the Hastings transaction) and state income tax expense of $2.3 million. The net income for the first nine months of 2008 resulted in an income tax expense of $14.4 million.

        Net Income (Loss).    Net loss for the first nine months of 2009 was $39.5 million compared to net income of $22.9 million for the same period in 2008. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
Cash provided by operating activities	$174,135	$89,699
Cash (used in) provided by investing activities	(244,595)	26,481
Cash (used in) provided by financing activities	65,265	(111,898)

        Net cash provided by operating activities was $89.7 million in the first nine months of 2009 compared with $174.1 million in the first nine months of 2008. Cash flows from operating activities in the first nine months of 2009 as compared to the first nine months of 2008 were unfavorably impacted by significant decreases in commodity prices.

        Net cash provided by investing activities was $26.5 million in the first nine months of 2009 compared with $244.6 million used in the first nine months of 2008. The primary investing activities in the first nine months of 2009 were receipt of $197.7 million in cash proceeds from the sale of the Hastings complex offset by $147.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program and $21.3 million paid to acquire certain Sacramento Basin assets. The primary investing activities in the first nine months of 2008 include $241.0 million in capital expenditures on oil and natural gas properties.

        Net cash used in financing activities was $111.9 million in the first nine months of 2009 compared to $65.3 million provided by financing activities in the first nine months of 2008. The primary financing activities in the first nine months of 2009 were $90.1 million in net payments made on our revolving credit facility and $5.5 million of principal payments on the second lien term loan, both of which were primarily funded with proceeds from the Hastings sale. Additionally, we paid approximately $15.3 million in May 2009 to settle financed derivative premiums. Financing activities in the first nine months of 2008 included $58.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures will be approximately $161 million in 2009. We intend to finance our capital expenditures for the remainder of the year with cash flow from operations. As of November 2, 2009, there was $54.3 million outstanding under our credit facility. We do not currently expect to borrow any significant additional amounts under the revolving credit facility during the remainder of 2009. Consequently, we expect to maintain additional borrowing capacity under the facility, although our ability to access those funds could be constrained by our need to remain in compliance with the debt to EBITDA covenant described below and the possibility that continued weakness in natural gas prices and volatility in oil prices could result in a reduction in the borrowing base. In 2010, we expect to fund our capital expenditure budget of $180 million primarily with cash flow from operations, supplemented with proceeds from capital raising transactions that may include asset sales, joint venture transactions and/or issuance of equity. In particular, we will seek to finance part of the planned capital expenditures relating to our Monterey shale development project through a joint venture. If we are unable to complete one or more of those transactions on terms acceptable to us, we would currently expect to reduce our capital expenditure budget. Uncertainties relating to our capital resources and requirements in 2009 and 2010 include the possibility that one or more of the counterparties to our hedging arrangements fails to perform under the contracts, the effects of changes in commodity prices and differentials and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    We entered into a second amended and restated agreement governing our revolving credit facility in March 2006, and have entered into several subsequent amendments to the agreement. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants during 2009 or 2010, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base currently established at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. In connection with a June 2009 amendment that adjusted the interest rates associated with the facility, the borrowing base was reaffirmed at $125.0 million. Lending commitments under the facility have been allocated at various percentages to a syndicate of twelve banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with recent events in the credit markets. In addition, 4.75% of the borrowing base has been allocated to Lehman Commercial Paper, Inc. ("LCP"), a wholly-owned subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. LCP is no longer funding its portion of our borrowing requests made under the facility. Accordingly, our effective borrowing base is $119.1 million, excluding $5.9 million related to LCP. A failure of any other member of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As a result of the Hastings sale in February 2009, we repaid the then outstanding balance of the facility in full. Subsequently, we have borrowed approximately $54.3 million (net of principal repayments) through November 2, 2009, to finance certain derivative premiums, fund the Sacramento Basin asset acquisition, to satisfy and discharge the 8.75% senior notes (see below) and to fund other operating needs.

        Second Lien Term Loan.    We entered into a $500.0 million senior secured second lien term loan agreement in May 2007. The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary operational covenants, including covenants that restrict our ability to incur additional indebtedness. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis until the maturity date of the term loan. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such projected oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets. We repaid $5.5 million of principal under the facility in February 2009 after the Hastings sale. Under the terms of the second lien term loan agreement, if the 8.75% senior notes were outstanding on September 20, 2011, the principal on the facility would be due on that date. However, as a result of the refinancing of our 8.75% senior notes described below, the maturity date of the principal on the second lien term loan will be extended to May 8, 2014.

        Loans under the term loan facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent's announced base rate, plus (ii) 3.00%. Loans designated as "LIBO Rate Loans" bear interest at LIBOR plus 4.00%. As of September 30, 2009, we have entered into interest rate swaps pursuant to which amounts borrowed under the term loan agreement will effectively bear interest at a fixed rate of approximately 8.0% until September 2011. In October 2009, we entered into a series of transactions which extended the existing interest rate swap until May 7, 2014 at a weighted average rate of 3.84%, which reduces our fixed interest rate to approximately 7.8%. See "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Derivative Transactions."

        Senior Notes.    We issued $150.0 million of our 8.75% senior notes in December 2004. Prior to the satisfaction and discharge of the 8.75% senior notes as described below, those notes bore interest at 8.75% per year and were due to mature on December 15, 2011. The indenture governing the notes contained operational covenants that, among other things, limited our ability to make investments, incur additional indebtedness or create liens on our assets. The notes were secured with the second lien term loan on an equal and ratable basis.

        In October 2009, we issued $150.0 million in 11.50% senior notes due October 2017 at a price of 95.03% of par. Concurrently with the sale of the 11.50% senior notes, we irrevocably deposited $159.8 million in cash with the trustee under the indenture governing the 8.75% senior notes, thus effecting a satisfaction and discharge of the 8.75% senior notes. Additionally, we issued an irrevocable notice of redemption to call the 8.75% senior notes for redemption at 102.188% on December 15, 2009. The funds deposited with the trustee are sufficient to pay the aggregate redemption price and all accrued interest on the 8.75% senior notes as of the redemption date.

        We may redeem the 11.50% senior notes prior to October 1, 2013 at a "make-whole price" defined in the indenture. Beginning October 1, 2013, we may redeem the notes at a redemption price equal to 105.75% of the principal amount and declining to 100% by October 1, 2016. The 11.50% senior notes are senior unsecured obligations. The indenture governing the 11.50% senior notes contains covenants similar to those in the indenture that governed the 8.75% senior notes.

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

Off-Balance Sheet Arrangements

        At September 30, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions and use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk.

        This section also provides information about derivative financial instruments we use to manage interest rate risk. See "—Interest Rate Derivative Transactions."

Commodity Derivative Transactions

        Oil.    As of September 30, 2009, we had entered into derivative agreements to receive average minimum and maximum NYMEX West Texas Intermediate prices as summarized below. Location and quality differentials attributable to our properties are not reflected in those prices. The agreements provide for monthly settlement based on the difference between the agreement price and the actual NYMEX crude oil price.

	Minimum
			Maximum
		Avg. Prices
	Barrels/day		Barrels/day	Avg. Prices
Crude oil derivatives at September 30, 2009 for production:
October 1 - December 31, 2009	8,750	$56.41	6,750	$63.80
January 1 - December 31, 2010	8,000	$56.22	6,150	$72.88
January 1 - December 31, 2011	7,000	$50.00	7,000	$141.64

        Natural Gas Agreements.    As of September 30, 2009, we had entered into option, swap and collar agreements to receive average minimum and maximum NYMEX or PG&E Citygate prices as follows:

	Minimum		Maximum
	MMBtu/Day	Avg. Prices	MMBtu/Day	Avg. Prices
Natural gas derivatives at September 30, 2009 for production:
October 1 - December 31, 2009	61,125	$7.02	23,125	$11.39
January 1 - December 31, 2010	58,900	$6.48	27,900	$9.26
January 1 - December 31, 2011	36,000	$6.59	12,000	$13.77
January 1 - December 31, 2012	23,300	$6.00	15,500	$9.10

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2009 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Bank of Montreal	NYMEX	1,000	$59.75	Oct 1 - Dec 31, 09
Swap	Fortis Bank	NYMEX	2,000	$67.22	Oct 1 - Dec 31, 09
Swap	Bank of Montreal	NYMEX	3,000	$58.14	Oct 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	750	$60.00/$82.75	Oct 1 - Dec 31, 09
Put	Bank of Montreal	NYMEX	2,000	$40.00	Oct 1 - Dec 31, 09
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Jan 1 - Dec 31, 10
Swap	Fortis Bank	NYMEX	1,000	$66.75	Jan 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Jan 1 - Dec 31, 10
Put	Scotia Bank	NYMEX	1,850	$40.00	Jan 1 - Dec 31, 10
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Collar	Key Bank	NYMEX	2,000	$50.00/$144.75	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)		Term
Basis Swap	Bank of Montreal	PG&E Citygate	6,000	$0.10		Oct 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	7,500	$0.11		Oct 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,125	$8.00/$12.00		Oct 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	4,000	$7.30/$9.85		Oct 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	7,000	$7.50/$12.75		Oct 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	8,500	$7.50/$11.15		Oct 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	10,000	$8.50		Oct 1 - Dec 31, 09
Put	Credit Suisse	NYMEX	28,000	$6.00		Oct 1 - Dec 31, 09
Basis Swap	Credit Suisse	PG&E Citygate	19,625	$0.00 (flat	)	Oct 1 - Dec 31, 09
Swap	Credit Suisse	NYMEX	1,250	$8.00		Oct 1 - Dec 31, 09
Collar	Credit Suisse	NYMEX	1,250	$7.25/$11.30		Oct 1 - Dec 31, 09
Basis Swap	Bank of Montreal	PG&E Citygate	6,475	$0.14		Oct 1 - Dec 31, 09
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10		Jan 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20		Jan 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00		Jan 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09		Jan 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35		Jan 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22		Jan 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95		Jan 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05		Jan 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.20		Jan 1 - Dec 31, 10
Call Spread	RBS	NYMEX	10,000	$10.35/$9.00		Jan 1 - Dec 31, 10
Call Spread	RBS	NYMEX	900	$12.20/$9.00		Jan 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	6,000	$11.95/$9.00		Jan 1 - Dec 31, 10
Call	RBS	NYMEX	10,000	$9.00		Jan 1 - Dec 31, 10
Basis Swap	Key Bank	PG&E Citygate	14,000	$0.10		Jan 1 - Dec 31, 10

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12

        In October 2009, we entered into a series of transactions whereby we reduced the ceilings on existing natural gas contracts covering 27,900 MMBtu per day from an average of $9.00 to $7.00 for the period from January 2010 through December 2010 and on 12,000 MMBtu per day from $13.50 to $10.00 for the period from January 2011 through December 2011. We utilized the proceeds from these transactions to partially fund the purchase of oil call spreads that increase the ceilings on existing oil contracts covering 3,500 Bbls per day from $73.00 to $85.00 and on 1,000 Bbls per day from $72.80 to $95.00, each for the period from January 2010 to December 2010.

        The following table summarizes the contracts added to our portfolio of commodity derivative transactions discussed above:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Call Spread	Scotia Capital	NYMEX	1,000	$72.80/$95.00	Jan 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	3,500	$73.00/$85.00	Jan 1 - Dec 31, 10

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Call Spread	RBS	NYMEX	26,900	$9.00/$7.00	Jan 1 - Dec 31, 10
Call Spread	RBS	NYMEX	1,000	$9.10/$7.00	Jan 1 - Dec 31, 10
Call Spread	RBS	NYMEX	12,000	$13.50/$10.00	Jan 1 - Dec 31, 11

        We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. Most of our derivative contracts relate to changes in the market price relative to the applicable benchmark price; basis swap contracts relate to changes in the applicable differential. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital plan even if prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Also, if production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under our revolving credit agreement. In addition, we have incurred, and may incur in the future, substantial unrealized commodity derivative losses in connection with our hedging activities, although we do not expect such losses to have a material effect on our liquidity or our ability to fund expected capital expenditures.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of September 30, 2009, the fair value of our commodity derivatives was a net asset of $27.2 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of November 2, 2009, there was approximately $548.8 million outstanding under those facilities. We entered into an interest rate swap transaction to limit our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through June 2010. In June 2009, we entered into a series of transactions to extend the term of the interest rate swap to September 2011 and to reduce the rate from 5.32% to 4.035%. As a result, amounts borrowed up to $500.0 million were to effectively bear interest at a fixed rate of approximately 8.0% until September 2011. In connection with the extension of the maturity on our second lien term loan facility to May 2014, we entered into a revised interest rate swap agreement in October 2009 to extend the terms of the existing interest rate swap agreement from September 2011 to May 2014 and reduce the rate from 4.035% to a weighted average rate of 3.840%. As a result of the revised agreement, $500 million of our variable rate debt will effectively bear interest at a fixed rate of approximately 7.8% until May 2014. Accordingly, we expect to be subject to interest rate risk until that time only with respect to variable rate borrowings in excess of $500.0 million. As of November 2, 2009, there was approximately $48.8 million borrowed in excess of the aforementioned $500.0 million. A 1.0% increase in interest rates on unhedged variable rate borrowings of $41.2 million at September 30,

2009 would result in additional annualized interest expense of $0.4 million. As of September 30, 2009, the fair value of our interest rate derivatives was a liability of $28.0 million.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2009.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 2, 2009

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer