Form 10-Q
period 2010-03-31
Venoco, Inc.
filed 2010-05-04
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

        As of March 31, 2010, there were 54,450,860 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit facility, our receipt of approvals relating to the proposed lease extension and pipeline projects at the South Ellwood field and the maintenance of delivery and sales arrangements relating to production from the South Ellwood field. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 and such things as:

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2010

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2009	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419	$579
Accounts receivable, net of allowance for doubtful accounts of $900 and $700 at December 31, 2009 and March 31, 2010, respectively	33,853	33,824
Inventories	6,139	5,663
Prepaid expenses and other current assets	4,276	4,269
Income taxes receivable	3,116	11,716
Deferred income taxes	8,400	—
Commodity derivatives	34,611	53,214

Total current assets	90,814	109,265

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $31,934 and $37,344 for unproved properties were excluded from amortization at December 31, 2009 and March 31, 2010, respectively)	1,672,901	1,719,861
Drilling equipment	14,460	14,460
Other property and equipment	20,608	21,033

Total property, plant and equipment	1,707,969	1,755,354
Accumulated depletion, depreciation and amortization	(1,088,539)	(1,108,524)

Net property, plant and equipment	619,430	646,830

OTHER ASSETS:
Commodity derivatives	18,720	33,243
Deferred loan costs	7,908	7,403
Other	2,671	2,744

Total other assets	29,299	43,390

TOTAL ASSETS	$739,543	$799,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,709	$38,700
Undistributed revenue payable	8,146	6,702
Interest payable	4,885	9,429
Commodity and interest derivatives	49,709	43,868

Total current liabilities	111,449	98,699
LONG-TERM DEBT	695,029	715,171
COMMODITY AND INTEREST DERIVATIVES	15,076	19,264
ASSET RETIREMENT OBLIGATIONS	92,485	93,968

Total liabilities	914,039	927,102
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 52,513,397 and 54,450,860 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively)	525	545
Additional paid-in capital	325,871	328,742
Retained earnings (accumulated deficit)	(500,892)	(456,904)

Total stockholders' equity	(174,496)	(127,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,543	$799,485

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
REVENUES:
Oil and natural gas sales	$57,431	$82,501
Other	885	820

Total revenues	58,316	83,321
EXPENSES:
Oil and natural gas production	26,726	23,072
Transportation expense	1,046	1,643
Depletion, depreciation and amortization	22,683	19,974
Accretion of asset retirement obligations	1,357	1,585
General and administrative, net of amounts capitalized	7,998	9,409

Total expenses	59,810	55,683

Income (loss) from operations	(1,494)	27,638
FINANCING COSTS AND OTHER:
Interest expense, net	11,178	10,124
Amortization of deferred loan costs	735	677
Interest rate derivative losses (gains), net	947	9,524
Commodity derivative losses (gains), net	(48,559)	(36,475)

Total financing costs and other	(35,699)	(16,150)

Income (loss) before income taxes	34,205	43,788
Income tax provision (benefit)	9,000	(200)

Net income (loss)	$25,205	$43,988

Earnings per common share:
Basic	$0.49	$0.83
Diluted	$0.49	$0.81
Weighted average common shares outstanding:
Basic	50,702	50,993
Diluted	50,702	51,920

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2010
Net income (loss)	$25,205	$43,988
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	623	—

Other comprehensive income (loss)	623	—

Comprehensive income (loss)	$25,828	$43,988

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2009	52,513	$525	$325,871	$(500,892)	$(174,496)
Comprehensive income:
Reclassification adjustment for settled hedge contracts, net of tax	—	—	—	—	—
Issuance of stock for cash upon exercise of options	133	1	909	—	910
Issuance of restricted shares, net of cancellations	1,796	18	(18)	—	—
Share-based compensation	—	—	1,880	—	1,880
Issuance of common stock pursuant to Employee Stock Purchase Plan	9	1	100	—	101
Net income (loss)	—	—	—	43,988	43,988

BALANCE AT MARCH 31, 2010	54,451	$545	$328,742	$(456,904)	$(127,617)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,205	$43,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	22,683	19,974
Accretion of asset retirement obligations	1,357	1,585
Deferred income taxprovision (benefit)	—	8,400
Share-based compensation	550	1,323
Amortization of deferred loan costs	735	677
Amortization of bond discounts and other non-cash interest	178	142
Unrealized interest rate swap derivative losses (gains)	(2,993)	5,015
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	(17,151)	(33,814)
Changes in operating assets and liabilities:
Accounts receivable	9,765	40
Inventories	(277)	476
Prepaid expenses and other current assets	423	(31)
Income taxes receivable	8,850	(8,600)
Other assets	(291)	(73)
Accounts payable and accrued liabilities	(15,563)	(7,048)
Undistributed revenue payable	(160)	(1,444)
Net premiums paid on derivative contracts	(10,656)	(5,980)

Net cash provided by operating activities	22,655	24,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(68,865)	(42,861)
Acquisitions of oil and natural gas properties	(2,664)	(2,041)
Proceeds from sale of oil and natural gas properties	200,060	—
Expenditures for other property and equipment	(677)	(445)

Net cash (used in) provided by investing activities	127,854	(45,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	57,626	50,000
Principal payments on long-term debt	(193,357)	(30,000)
Payments for deferred loan costs	(40)	(134)
Proceeds from Employee Stock Purchase Plan	76	101
Proceeds from disgorgement of stock sale profits	15	—
Proceeds from exercise of stock options	—	910

Net cash (used in) provided by financing activities	(135,680)	20,877

Net increase (decrease) in cash and cash equivalents	14,829	160
Cash and cash equivalents, beginning of period	191	419

Cash and cash equivalents, end of period	$15,020	$579

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$8,968	$5,487
Cash paid for income taxes	$150	$—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$13,032	$16,318
Increase (decrease) in accrued capital expenditures	$(17,171)	$1,084

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

        Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2009 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2009 and March 31, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax expense for the three months ended March 31, 2009 primarily relates to federal AMT resulting from the sale of the Hastings Complex in February 2009. The income tax benefit for the three months ended March 31, 2010, primarily relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years.

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

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2010
Dilutive	—	3,681
Anti-dilutive	4,585	1,779

        Although the Company recorded net income for the first quarter of 2009, due to the Company's low average stock price during the quarter compared to the average grant date fair value of unvested restricted stock, the result of application of the treasury stock method to unvested restricted stock is anti-dilutive. Additionally, the exercise prices of all outstanding options are greater than the average stock price for the first quarter of 2009 and are also anti-dilutive to the calculation.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2009	2010
Net income (loss)	$25,205	$43,988
Allocation of net income to unvested restricted stock	(533)	(1,853)

Net income (loss) allocated to common stock	$24,672	$42,135

Basic weighted average common shares outstanding	50,702	50,993
Add: dilutive effect of stock options	—	927

Diluted weighted average common shares outstanding	50,702	51,920

Basic earnings per common share	$0.49	$0.83
Diluted earnings per common share	$0.49	$0.81

  Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends existing authoritative guidance to provide for additional disclosures regarding (i) transfer in and out of Levels 1 and 2, (ii) activity in Level 3 fair value measurements, (iii) the classes of assets and liabilities measured at fair value, and (iv) the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of ASU 2010-06, effective January 1, 2010, has not had an impact on the Company's consolidated financial statements, other than additional disclosures.

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sale of Texas Assets.    In April 2010, the Company signed certain Purchase and Sale Agreements ("PSAs") to divest its producing properties in Texas. The PSAs cover the Manvel field, the overriding royalty interest in the Hastings Complex and its other oil and gas production in the Texas Gulf Coast. The aggregate proceeds for the three transactions are expected to be approximately $100 million, net of closing costs. The Company closed the Hastings and Manvel transactions in April and expects the Gulf Coast transaction to close in May 2010.

        Sacramento Basin Asset Acquisition.    In February 2009, the Company entered into a purchase and sales agreement to acquire certain natural gas producing properties in the Sacramento Basin from Aspen Exploration Corporation and certain other parties. The transaction closed in June 2009 with a total purchase price of $21.4 million. The acquisition qualified as a business combination and was therefore recorded at the estimated fair value of the assets acquired and liabilities assumed.

        Hastings Complex Sale.    In February 2009, we completed the sale of our principal interests in the Hastings Complex to Denbury for approximately $197.7 million. As a result of the sale, we repaid all amounts then outstanding under our revolving credit facility and $5.5 million of the outstanding

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

principal balance on our second lien term loan facility. The proceeds from the Hastings Complex sale were applied as a reduction of capitalized costs of oil and natural gas properties.

        As a result of the sale, Denbury committed to a development plan related to a CO2 enhanced recovery project that will require it to make minimum capital expenditures in the amount of $178.7 million by the end of 2014. As part of the plan, Denbury is responsible for providing the necessary CO2. The Company retained an overriding royalty interest of 2.0% in the production from the properties, which has subsequently been sold (see above). In addition, the Company has the right to back-in to a working interest of approximately 22.3% in the CO2 project after Denbury recoups certain costs.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
Revolving credit agreement due January 2013	$57,860	$77,860
Second lien term loan due May 2014	494,485	494,485
11.50% senior notes due October 2017	142,684	142,826

Total long-term debt	695,029	715,171
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$695,029	$715,171

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. As of April 30, 2010, the Company had available borrowing capacity of $99.9 million under the facility, net of the outstanding balance of $21.0 million and $4.1 million in outstanding letters of credit. The outstanding balance reflects the application of proceeds from the sales of the Hastings overriding royalty interest and the Manvel field, both of which closed in April. The lenders associated with the revolving credit facility have agreed to waive any borrowing base redetermination resulting from the sale of the Company's Texas producing assets. Rather, the impact of the sale will be considered in the semi-annual borrowing base redetermination, expected in mid-May, and may or may not result in a reduction of the borrowing base.

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

        The agreement governing the second lien term loan facility contains customary representations, warranties, events of default and indemnities and certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness. The facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The maturity date of the principal on the second lien term loan facility is May 8, 2014.

        The Company may from time to time make optional prepayments of amounts borrowed under the second lien term loan facility (at par) if no amounts are outstanding under the revolving credit facility. Amounts prepaid under the second lien term loan facility may not be reborrowed. As a result of the Hastings Complex sale in February 2009, the Company was required to repay $5.5 million of the outstanding principal balance on the second lien term loan facility. Based on estimated net proceeds of $100 million from the sale of our Texas producing assets, the Company expects to repay $25 million to $30 million of the outstanding principal balance of the second lien term loan upon completion of the transactions.

        Senior notes.    In October 2009, the Company issued $150.0 million of 11.50% senior notes due October 2017 at a price of 95.03% of par. The 11.50% senior notes are senior unsecured obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets. The senior notes pay interest semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the senior notes prior to October 1, 2013 at a "make-whole price" defined in the indenture. Beginning October 1, 2013, the Company may redeem the notes at a redemption price equal to 105.75% of the principal amount and declining to 100% by October 1, 2016.

        The Company was in compliance with all debt covenants at March 31, 2010.

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

        The Company has elected not to apply hedge accounting to any of its derivative transactions and consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized over the period for which the contracts are effective. At March 31, 2010, the balance of unamortized derivative premiums was $38.8 million, of which $17.0 million, $15.2 million and $6.6 million will be amortized in the remainder of 2010, 2011 and 2012, respectively.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Realized commodity derivative (gains) losses	$(30,785)	$(2,661)
Amortization of commodity derivative premiums	4,615	5,657
Unrealized commodity derivative (gains) losses for changes in fair value:	(22,389)	(39,471)

Commodity derivative (gains) losses	$(48,559)	$(36,475)

        As of March 31, 2010, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2010:
Swaps	1,000	$66.75	—	$—
Swap arrangements(1)	—	$—	11,000	$7.00
Collars(1)	5,150	$60.00/$86.53	6,900	$7.50/$7.00
Collar arrangements(1)(2)	—	$—	10,000	$6.00/$7.00
Puts	1,850	$40.00	31,000	$6.00
January 1 - December 31, 2011:
Collars(1)	5,000	$50.00/$140.40	12,000	$5.75/$7.12
Puts(1)	2,000	$50.00	48,000	$6.31
January 1 - December 31, 2012:
Collars(1)	3,000	$60.00/$121.10	—	$—
Puts(1)	—	$—	37,300	$5.81

(1)
Reflects the impact of call spreads and purchased calls, which are transactions entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

(2)
Reflects separate put and sold call contracts, resulting in a collar arrangement.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company also uses natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of its natural gas is sold. The Company's natural gas basis swaps as of March 31, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
April 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

        Interest Rate Swap.    The Company previously entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings through September 2011. The Company paid a fixed interest rate of 4.035% and received a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. In connection with the extension of the maturity of the Company's second lien term loan facility to May 2014, the Company entered into a revised interest rate swap agreement in October 2009 to extend the terms of the existing interest rate swap agreement from September 2011 to May 2014 and reduced the rate from 4.035% to a weighted average rate of 3.840%. As a result of the revised agreement, $500 million of the Company's variable rate debt will effectively bear interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge. The Company expects to reduce the notional amount of the interest rate swap by an amount similar to the anticipated principal repayment on the second lien term loan in conjunction with the sale of the Company's Texas producing assets.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months ended March 31,
	2009	2010
Realized interest rate derivative (gains) losses	$3,940	$4,509
Unrealized interest rate derivative (gains) losses	(2,993)	5,015

Interest rate derivative (gains) losses, net	$947	$9,524

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2009 and March 31, 2010 are summarized below. The net fair value of the Company's derivatives increased by $34.8 million from a net liability of $11.5 million at December 31, 2009 to a net asset of $23.3 million at March 31, 2010, primarily due to changes in futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, as well as the fair value attributed to new contracts entered into during the quarter. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2009	March 31, 2010
Current Assets—Commodity derivatives:
Oil derivative contracts	$12,461	$11,344
Gas derivative contracts	22,150	41,870

	34,611	53,214

Other Assets—Commodity derivatives:
Oil derivative contracts	296	855
Gas derivative contracts	18,424	32,388

	18,720	33,243

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(25,690)	(22,327)
Gas derivative contracts	(7,787)	(5,253)
Interest rate derivative contracts	(16,232)	(16,288)

	(49,709)	(43,868)

Commodity and interest derivatives:
Oil derivative contracts	—	(766)
Gas derivative contracts	(4,968)	(3,431)
Interest rate derivative contracts	(10,108)	(15,067)

	(15,076)	(19,264)

Net derivative (liability) asset	$(11,454)	$23,325

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

        Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, but are either directly or indirectly observable as of the reported date and for substantially the full term of the instrument. Inputs may include quoted prices for similar assets and liabilities. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

        Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2010 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2010
Assets (Liabilities):
Commodity derivative contracts	$—	$86,457	$—	$86,457
Commodity derivative contracts	—	(31,777)	—	(31,777)
Interest rate derivative contracts	—	(31,355)	—	(31,355)

        The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

        Commodity Derivative Contracts.    The Company's commodity derivative instruments consist primarily of swaps, collars and option contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which consider various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

        Interest Rate Derivative Contracts.    The Company's interest rate swap was valued using an industry standard model, based on a income approach, that utilizes quoted forward prices for interest rates, time value and contractual interest rates per the swap contract. The discount rates used in the assumption

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. FAIR VALUE MEASUREMENTS (Continued)

include a component of non-performance risk. The interest rate swap is designated as level 2 within the fair value hierarchy. The Company utilizes the relevant counterparties valuations to assess the reasonableness of the calculated fair values.

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair value of the second lien term loan facility and the senior notes listed in the tables below were derived from available market data (in thousands). This disclosure does not impact our financial position, results of operations or cash flows.

	December 31, 2009		March 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$57,860	$57,860	$77,860	$77,860
Second lien term loan	494,485	445,037	494,485	469,761
11.50% senior notes	142,684	142,545	142,826	157,875

6. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Asset retirement obligations at beginning of period	$80,579	$92,985
Revisions of estimated liabilities	126	309
Liabilities incurred	1,140	1,216
Liabilities settled	(106)	(1,127)
Disposition of properties	(2,993)	—
Accretion expense	1,357	1,585

Asset retirement obligations at end of period	80,103	94,968
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,075)	(1,000)

Long-term asset retirement obligations	$79,028	$93,968

7. CAPITAL STOCK

        The Company has 61.3 million shares of common stock issued or reserved for issuance at March 31, 2010. At March 31, 2010, the Company has 54.5 million common shares issued and outstanding, of which 2.9 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At March 31, 2010, the Company had approximately 3.2 million options outstanding and 3.4 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company, other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of March 31, 2010, there are a total of 3,159,353 options outstanding with a weighted average exercise price of $8.99 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

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

        As of March 31, 2010, there were a total of 2,889,588 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 859,517 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,521,915 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of 989,520 awards with market conditions granted in February 2010 was estimated to be $10.65 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. The Company's total shareholder return for the measurement period of December 31, 2008 through December 31, 2009 exceeded the minimum level required for the eligible restricted shares to vest. On February 2, 2010, the Compensation Committee certified that the required total shareholder return had been met in accordance with the criteria established in the restricted stock agreements and 410,896 shares vested on that date.

        As of March 31, 2010, there was $0.6 million of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted-average period of 0.9 years and $23.1 million of total unrecognized compensation cost related to restricted stock which is expected to be amortized over a weighted-average period of 3.5 years.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
General and administrative expense	$1,120	$1,640
Oil and natural gas production expense	130	240

Total share-based compensation costs	1,250	1,880
Less: share-based compensation costs capitalized	(700)	(557)

Share-based compensation expensed	$550	$1,323

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,301,903	$8.92
Granted	—	—
Exercised	(132,500)	$6.90
Cancelled	(10,050)	$17.00

Outstanding, end of period	3,159,353	$8.99

Exercisable, end of period	3,016,613	$8.60

        The following summarizes the Company's unvested restricted stock award activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	1,594,156	$7.20
Granted	1,815,435	$11.68
Vested	(500,749)	$8.34
Forfeited	(19,254)	$10.30

Non-vested, end of period	2,889,588	$9.79

9. CONTINGENCIES

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES (Continued)

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

  State Lands Commission Royalty Audit

        In 2004 the California State Lands Commission (the "SLC") initiated an audit of the Company's royalty payments for the period from August 1, 1997 through December 31, 2003 on oil and gas produced from the South Ellwood Field, State Leases 3120 and 3240 (the "Leases"). The audit period was subsequently extended through September 2009. In December 2009, the Company was notified that the SLC's audit for the period January 2004 through September 2009 (the "Audit Period") indicates that the Company underpaid royalties due on oil and gas production from the Leases during the Audit Period by approximately $5.8 million. Based on the Company's initial review of the SLC's audit contentions and additional historical records, the Company believes that it may have overpaid royalties due on oil and gas production during the Audit Period and for prior periods and may be owed a refund of such overpayments. The Company believes the position of the SLC is without merit and it intends to vigorously contest the audit findings and to enforce its rights for refunds of royalties it may have

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES (Continued)

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2010. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418	$1	$—	$—	$419
Accounts receivable	29,453	3,939	461	—	33,853
Inventories	5,813	326	—	—	6,139
Prepaid expenses and other current assets	4,276	—	—	—	4,276
Income taxes receivable	3,116	—	—	—	3,116
Deferred income taxes	8,400	—	—	—	8,400
Commodity derivatives	34,611	—	—	—	34,611

TOTAL CURRENT ASSETS	86,087	4,266	461	—	90,814

PROPERTY, PLANT & EQUIPMENT, NET	697,270	(80,955)	3,115	—	619,430
COMMODITY DERIVATIVES	18,720	—	—	—	18,720
INVESTMENTS IN AFFILIATES	512,074	—	—	(512,074)	—
OTHER	10,235	344	—	—	10,579

TOTAL ASSETS	$1,324,386	$(76,345)	$3,576	$(512,074)	$739,543

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$43,983	$4,726	$—	$—	$48,709
Undistributed revenue payable	8,146	—	—	—	8,146
Interest payable	4,885	—	—	—	4,885
Commodity and interest derivatives	49,709	—	—	—	49,709

TOTAL CURRENT LIABILITIES:	106,723	4,726	—	—	111,449

LONG-TERM DEBT	695,029	—	—	—	695,029
COMMODITY AND INTEREST DERIVATIVES	15,076	—	—	—	15,076
ASSET RETIREMENT OBLIGATIONS	84,925	6,638	922	—	92,485
INTERCOMPANY PAYABLES (RECEIVABLES)	597,129	(549,473)	(47,656)	—	—

TOTAL LIABILITIES	1,498,882	(538,109)	(46,734)	—	914,039

TOTAL STOCKHOLDERS' EQUITY	(174,496)	461,764	50,310	(512,074)	(174,496)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,386	$(76,345)	$3,576	$(512,074)	$739,543

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$578	$1	$—	$—	$579
Accounts receivable	30,334	3,069	421	—	33,824
Inventories	5,333	330	—	—	5,663
Prepaid expenses and other current assets	4,269	—	—	—	4,269
Income tax receivable	11,716	—	—	—	11,716
Commodity derivatives	53,214	—	—	—	53,214

TOTAL CURRENT ASSETS	105,444	3,400	421	—	109,265

PROPERTY, PLANT & EQUIPMENT, NET	721,770	(81,104)	6,164	—	646,830
COMMODITY DERIVATIVES	33,243	—	—	—	33,243
INVESTMENTS IN AFFILIATES	516,475	—	—	(516,475)	—
OTHER	9,802	345	—	—	10,147

TOTAL ASSETS	$1,386,734	$(77,359)	$6,585	$(516,475)	$799,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,566	$4,134	$—	$—	$38,700
Undistributed revenue payable	6,702	—	—	—	6,702
Interest payable	9,429	—	—	—	9,429
Commodity and interest derivatives	43,868	—	—	—	43,868

TOTAL CURRENT LIABILITIES:	94,565	4,134	—	—	98,699

LONG-TERM DEBT	715,171	—	—	—	715,171
COMMODITY AND INTEREST DERIVATIVES	19,264	—	—	—	19,264
ASSET RETIREMENT OBLIGATIONS	86,269	6,760	939	—	93,968
INTERCOMPANY PAYABLES (RECEIVABLES)	599,082	(552,849)	(46,233)	—	—

TOTAL LIABILITIES	1,514,351	(541,955)	(45,294)	—	927,102

TOTAL STOCKHOLDERS' EQUITY	(127,617)	464,596	51,879	(516,475)	(127,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,386,734	$(77,359)	$6,585	$(516,475)	$799,485

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$48,382	$9,049	$—	$—	$57,431
Other	763	22	1,411	(1,311)	885

Total revenues	49,145	9,071	1,411	(1,311)	58,316

EXPENSES:
Oil and natural gas production	21,761	4,492	473	—	26,726
Transportation expense	2,262	15	—	(1,231)	1,046
Depletion, depreciation and amortization	19,988	2,671	24	—	22,683
Accretion of asset retirement obligations	1,218	126	13	—	1,357
General and administrative, net of amounts capitalized	7,431	567	80	(80)	7,998

Total expenses	52,660	7,871	590	(1,311)	59,810

Income (loss) from operations	(3,515)	1,200	821	—	(1,494)

FINANCING COSTS AND OTHER:
Interest expense, net	12,060	(3)	(879)	—	11,178
Amortization of deferred loan costs	735	—	—	—	735
Interest rate derivative losses (gains), net	947	—	—	—	947
Commodity derivative losses (gains), net	(48,559)	—	—	—	(48,559)

Total financing costs and other	(34,817)	(3)	(879)	—	(35,699)

Equity in subsidiary income	1,800	—	—	(1,800)	—

Income (loss) before income taxes	33,102	1,203	1,700	(1,800)	34,205
Income tax provision (benefit)	7,897	457	646	—	9,000

Net income (loss)	$25,205	$746	$1,054	$(1,800)	$25,205

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$75,481	$7,020	$—	$—	$82,501
Other	696	36	1,259	(1,171)	820

Total revenues	76,177	7,056	1,259	(1,171)	83,321

EXPENSES:
Oil and natural gas production	20,526	2,188	358	—	23,072
Transportation expense	2,718	10	—	(1,085)	1,643
Depletion, depreciation and amortization	18,565	1,278	131	—	19,974
Accretion of asset retirement obligations	1,445	123	17	—	1,585
General and administrative, net of amounts capitalized	8,766	625	104	(86)	9,409

Total expenses	52,020	4,224	610	(1,171)	55,683

Income (loss) from operations	24,157	2,832	649	—	27,638

FINANCING COSTS AND OTHER:
Interest expense, net	11,045	—	(921)	—	10,124
Amortization of deferred loan costs	677	—	—	—	677
Interest rate derivative losses (gains), net	9,524	—	—	—	9,524
Commodity derivative losses (gains), net	(36,475)	—	—	—	(36,475)

Total financing costs and other	(15,229)	—	(921)	—	(16,150)

Equity in subsidiary income	2,729	—	—	(2,729)	—

Income (loss) before income taxes	42,115	2,832	1,570	(2,729)	43,788
Income tax provision (benefit)	(1,873)	1,076	597	—	(200)

Net income (loss)	$43,988	$1,756	$973	$(2,729)	$43,988

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,377	$13,632	$1,646	$—	$22,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(67,230)	(1,635)	—	—	(68,865)
Acquisitions of oil and natural gas properties	(2,664)	—	—	—	(2,664)
Proceeds from sale of oil and natural gas properties	—	200,060	—	—	200,060
Expenditures for property and equipment and other	(1,211)	534	—	—	(677)

Net cash provided by (used in) investing activities	(71,105)	198,959	—	—	127,854
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	214,237	(212,591)	(1,646)	—	—
Proceeds from long-term debt	57,626	—	—	—	57,626
Principal payments on long-term debt	(193,357)	—	—	—	(193,357)
Payments for deferred loan costs	(40)	—	—	—	(40)
Proceeds from Employee Stock Purchase Plan	76	—	—	—	76
Stock from disgorgement of stock sale profits	15	—	—	—	15

Net cash provided by (used in) financing activities	78,557	(212,591)	(1,646)	—	(135,680)

Net increase (decrease) in cash and cash equivalents	14,829	—	—	—	14,829
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$15,019	$1	$—	$—	$15,020

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$18,367	$4,506	$1,757	$—	$24,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(38,552)	(1,128)	(3,181)	—	(42,861)
Acquisitions of oil and natural gas properties	(2,041)	—	—	—	(2,041)
Expenditures for property and equipment and other	(444)	(1)	—	—	(445)

Net cash provided by (used in) investing activities	(41,037)	(1,129)	(3,181)	—	(45,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	1,953	(3,377)	1,424	—	—
Proceeds from long-term debt	50,000	—	—	—	50,000
Principal payments on long-term debt	(30,000)	—	—	—	(30,000)
Payments for deferred loan costs	(134)	—	—	—	(134)
Proceeds from Employee Stock Purchase Plan	101	—	—	—	101
Proceeds from exercise of stock options	910	—	—	—	910

Net cash provided by (used in) financing activities	22,830	(3,377)	1,424	—	20,877

Net increase (decrease) in cash and cash equivalents	160	—	—	—	160
Cash and cash equivalents, beginning of period	418	1	—	—	419

Cash and cash equivalents, end of period	$578	$1	$—	$—	$579

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to be relatively low risk and through selective acquisitions of underdeveloped properties. Our average net production was 19,384 BOE/d in the first quarter of 2010, compared to 21,728 BOE/d in the first quarter of 2009 (20,818 BOE/d excluding production from the Hastings Complex (see "—Acquisitions and Divestitures")) and 20,079 BOE/d in the fourth quarter of 2009. In the execution of our strategy, our management is principally focused on developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. We recently announced a $40 million increase to our 2010 capital budget in conjunction with the divestiture of our producing Texas assets. The expanded budget will be used to accelerate the exploitation of certain onshore Monterey shale prospects and increase activity levels in the Sacramento Basin. As a result, our development, exploitation and exploration capital expenditure budget for 2010 is $220 million, of which approximately $44.6 million was expended in the first three months of 2010. We expect to spend approximately 49% of the budgeted amount on projects in the Sacramento Basin, 29% on projects in producing Southern California fields, and 22% going towards onshore Monterey shale projects in Southern California. The aggregate levels of capital expenditures for 2010, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2010 capital spending program:

Southern California—Exploitation and Development

        In the West Montalvo field, we completed two wells during the first quarter of 2010 that were spud toward the end of 2009. Since acquiring the field in May 2007, we have pursued an aggressive workover, recompletion and return to production program that has resulted in significant production gains. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. Our 2010 capital expenditure budget includes plans to drill three additional wells at West Montalvo later in 2010.

        In the Sockeye field, we completed our hydraulic fracture of the E-8 well during the first quarter, and also completed a dual completion well that produces from the Monterey shale formation and injects into the Lower Topanga formation, increasing the sweep of the waterflood in that zone. Toward the end of the first quarter, we began a redrill of an inactive well that, if successful, will produce from the Monterey shale formation.

        We also have a number of development opportunities in the South Ellwood field. In 2010, we expect to perform workovers and recompletions on at least five wells at the field. We also plan to advance the permitting process for three of the five proved undeveloped locations on our existing leases and perform the facilities work in order to begin drilling those locations in 2011.

        In addition, our subsidiary Ellwood Pipeline, Inc. is pursuing the permits necessary to build a common carrier pipeline that would allow us to transport our oil from the South Ellwood field to refiners without the use of a barge or the marine terminal. We anticipate that approval hearings for the project will not be held before the second half of 2010. While we believe the pipeline should be approved, the outcome of these hearings cannot be predicted. Pending completion of the pipeline, we expect to use a double-hulled barge to transport oil production from the field.

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

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We expect to drill approximately 100 wells in 2010 and perform approximately 250 recompletions. During the first three months of 2010, we spud 22 wells and performed 60 recompletions.

        We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin, a program that we initiated in November 2007. We believe our analysis of the results to date will enable us to identify consistent targets for future fracture stimulations in the basin. We plan to fracture approximately 10 wells in 2010. We have been encouraged by the results and continue to analyze those results in order to optimize future fracture simulations in the basin. During the first three months of 2010, we fractured two wells with a third well fractured in early April.

Texas—Exploitation and Development

        In anticipation of the sale of our Texas producing assets (see "—Acquisitions and Divestitures"), we did not invest any significant capital in Texas during the first three months of 2010.

Exploration Activities

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale formation. Our leasing strategy has focused on areas where we believe the Monterey shale will produce light, sweet oil and where the quality and depth of the Monterey shale is expected to be advantageous. Our recently expanded 2010 budget devotes approximately 22% of our $220 million capital expenditure budget, or $48 million, on activities targeting the onshore Monterey shale formation. We intend to use these funds to drill 10 wells targeting the onshore Monterey shale formation, aggressively add to our acreage position, and acquire 3D seismic data. To date, our onshore Monterey shale acreage position is over 150,000 gross and 100,000 net acres. We also have an additional 60,000 gross and 50,000 net acres with Monterey shale production or potential that is held by production. We spud two onshore Monterey shale wells during the first three months of the year and spud a third well in early April. Both of the first two wells have been completed and are in the process of a multi-zone evaluation program to determine their commercial potential.

Acquisitions and Divestitures

        Sale of Texas Assets.    In April 2010, we signed certain Purchase and Sale Agreements ("PSA") to divest our producing properties in Texas. The PSAs cover the Manvel field, the overriding royalty interest in the Hastings field and our other oil and gas production in the Texas Gulf Coast. The aggregate proceeds for the three transactions are expected to be approximately $100 million, net of closing costs. We closed the Hastings and Manvel transactions in April and expect the Gulf Coast transaction to close in May 2010. We have retained our 22.3% reversionary working interest in the Hastings Complex.

        The Texas properties being sold comprised 7.2% of our proved reserves at December 31, 2009 or 7.1 MMBOE and contributed 1,281 BOE/d to our first quarter 2010 production.

        Sacramento Basin Asset Acquisition.    In June 2009, we closed on the acquisition of certain natural gas producing properties in the Sacramento Basin, which we purchased from Aspen Exploration Corporation and certain other parties for approximately $21.4 million.

        Hastings Complex Sale.    In February 2009, we completed the sale of our principal interests in the Hastings Complex to Denbury for approximately $197.7 million.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. For example, due primarily to lower commodities prices, our revenues from oil and gas sales and cash flow from operations declined 52% and 44%, respectively, in 2009 compared to 2008. In order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream, we employ a hedging strategy. As of April 30, 2010 we had hedge contract floors covering approximately 93% of our 2010 annual production guidance and a significant portion of our expected production in 2011. We have also begun to secure hedge contracts for our 2012 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    In 2010, we intend to devote significant effort to the development of our robust inventory of oil projects at our Southern California properties. Because some of these projects will require significant time for implementation, much of the production growth we expect from those projects will not be realized until after 2010. As a result of this and the sale of our producing assets in Texas, we expect our average daily production to decrease slightly from 2009 levels to 19,250 BOE/d for 2010. With our recently increased capital expenditure budget we plan to operate with four drilling rigs in the Sacramento Basin for the remainder of the year instead of three as originally planned. The increased activity in the basin will partially offset the production lost with the divestiture of our Texas properties; however, similar to our projects in Southern California, a significant portion of the production growth resulting from a four-rig program in the Sacramento Basin will be experienced later in 2010 and 2011. Our annual production estimate assumes a capital expenditure budget for 2010 of $220 million, which could be reduced if we do not complete one or more capital raising transactions. Additional uncertainties relating to our expectations for future production rates include those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity and other factors, including those referenced in "Risk Factors" as identified in our 2009 Form 10-K.

        Production Expenses.    Production expenses consist of lease operating expenses ("LOE") and production and property taxes. LOE per BOE of $11.95 for the first three months of 2010 decreased slightly from the full year 2009 results of $12.65 per BOE. We expect our 2010 LOE per BOE to increase slightly relative to the full year 2009 results due to our expected focus on oil projects, which tend to have higher operating costs than natural gas projects. Production and property taxes per BOE decreased to $1.27 for the first three months of 2010 from $1.35 for the full year 2009. For the full year 2010, we expect production/property taxes to increase slightly on a per BOE basis compared to our 2009 results. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses increased slightly from $4.63 per BOE for the full year 2009 (excluding share-based compensation charges of $0.28 per BOE), to $4.77 per BOE (excluding share-based compensation charges of $0.62 per BOE) in the first three months of 2010. Excluding share-based compensation charges, on a per BOE basis, we expect our 2010 G&A costs to be similar to our 2009 results. As with our production expenses, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first three months of 2010 of $11.45 per BOE was flat with the full year 2009 of $11.46 per BOE. We expect our 2010 DD&A expenses to increase slightly on a per BOE basis compared to our 2009 results. As with production and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

        Unrealized Derivative Gains and Losses.    Unrealized gains and losses result from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant unrealized gains and losses in recent periods and may continue to incur these types of gains and losses in the future. We may also have significant unrealized interest rate derivative gains and losses in subsequent periods due to changes in market interest rates.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three months ended March 31, 2009 and 2010.

	Three Months Ended March 31,
	2009	2010
Production Volume:
Oil (MBbls)(1)	934	781
Natural gas (MMcf)	6,129	5,781
MBOE	1,956	1,745
Average Daily Production Volume:
Oil (Bbls/d)	10,378	8,678
Natural gas (Mcf/d)	68,100	64,233
BOE/d	21,728	19,384
Oil Price per Bbl Produced (in dollars):
Realized price	$34.40	$69.29
Realized commodity derivative gain (loss)	9.58	(1.38)

Net realized price	$43.98	$67.91

Natural Gas Price per Mcf (in dollars):
Realized price	$4.41	$5.34
Realized commodity derivative gain (loss)	1.87	0.65

Net realized price	$6.28	$5.99

Expense per BOE:
Lease operating expenses(2)	$11.78	$11.95
Production and property taxes(2)	1.88	1.27
Transportation expenses	0.53	0.94
Depreciation, depletion and amortization	11.60	11.45
General and administrative expense(3)	4.09	5.39
Interest expense	5.71	5.80

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

    (3)
    Net of amounts capitalized.

  Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $25.1 million (44%) to $82.5 million for the quarter ended March 31, 2010 from $57.4 million for the same period in 2009. The increase was primarily due to an increase in realized oil and natural gas prices, partially offset by a decrease in production as described below.

        Oil sales increased by $21.2 million (70%) in the first quarter of 2010 to $51.6 million compared to $30.4 million in the first quarter of 2009. Oil production decreased by 16%, with production of 781 MBbl in the first quarter of 2010 compared to 934 MBbl in the first quarter of 2009. The production decrease was partially due to the sale of the Hastings Complex in early February 2009. Hastings contributed 81 MBbl in the first quarter of 2009 prior to the sale. The majority of the remaining decrease is due to lower production at the Sockeye field as a result of wells that were down due to development activities occurring during the first quarter of 2010. Our average realized price for oil increased $34.89 (101%) from the first quarter of 2009 to $69.29 per Bbl for the first quarter of 2010.

        Natural gas sales increased $3.9 million (14%) in the first quarter of 2010 to $30.9 million compared to $27.0 million in the first quarter of 2009. Natural gas production decreased 6%, with production of 5,781 MMcf in the first quarter of 2010 compared to 6,129 MMcf in the first quarter of 2009. The decrease was due to (i) lower drilling and recompletion activity in the Sacramento Basin in the latter part of 2009 and natural decline of production for certain wells in the Sacramento Basin, (ii) lower production at the Liberty South field in Texas due to wells being down during the quarter and (iii) reduced production due to PG&E high line pressure and rate curtailment at the Van Sickle Island field in the Sacramento Basin. Our average realized price for natural gas increased $0.93 per Mcf (21%) from the first quarter of 2009 to $5.34 per Mcf for the first quarter of 2010.

        Other Revenues.    Other revenues were relatively consistent at $0.9 million in the first quarter of 2009 and $0.8 million in the first quarter of 2010.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $3.6 million (14%) to $23.1 million in the first quarter of 2010 from $26.7 million in the first quarter of 2009. The decrease was due to (i) the sale of the Hastings Complex in early February 2009 which was historically a relatively high cost field, (ii) lower non-recurring repairs at Platform Holly in the first quarter of 2010 and (iii) a decrease in supplemental property taxes incurred in the first quarter of 2010. On a per unit basis, LOE increased to $11.95 per BOE in the first quarter of 2010 from $11.78 per BOE in the same period in 2009. The slight increase on a per BOE basis is due to lower production levels experienced in the first quarter of 2010 compared to the first quarter of 2009.

        Transportation Expenses.    Transportation expenses increased $0.6 million (57%) to $1.6 million in the first quarter of 2010 from $1.0 million in the first quarter of 2009. On a per BOE basis, transportation expenses increased $0.41 per BOE, from $0.53 per BOE in the first quarter of 2009 to $0.94 per BOE in the first quarter of 2010. Transportation expense for the first quarter of 2009 was lower than the first quarter of 2010 primarily due to demurrage reimbursements received in 2009 related to the barge used to transport our South Ellwood oil.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $2.7 million (12%) to $20.0 million in the first quarter of 2010 from $22.7 million in the first quarter of 2009. The decrease is primarily related to lower production in the first quarter of 2010 compared to the first quarter of 2009. DD&A expense on a per unit basis remained relatively constant at $11.45 per BOE for the first quarter of 2010 compared to $11.60 per BOE in the first quarter of 2009.

        Accretion of Abandonment Liability.    Accretion expense increased $0.2 million (17%) to $1.6 million in the first quarter of 2010 from $1.4 million in the first quarter of 2009. The increase is primarily due to accretion from new wells drilled and completed in 2009 and the first three months of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2010
Other general and administrative costs	$13,899	$13,717
Share-based compensation costs	1,120	1,640
General and administrative costs capitalized	(7,021)	(5,948)

General and administrative expense	$7,998	$9,409

        G&A expense increased $1.4 million (18%) to $9.4 million in the first quarter of 2010 from $8.0 million in the first quarter of 2009. Due to lower levels of drilling activity, G&A costs capitalized in the first quarter of 2010 were lower than the amount capitalized in the first quarter of 2009, which contributed to an increase in overall G&A expense for the first quarter of 2010. Non-cash share-based compensation expense charged to G&A was $1.1 million (net of amount capitalized) in the first quarter of 2010 compared to $0.4 million (net of amount capitalized) in the first quarter of 2009. We issued annual restricted stock awards in both the first quarter of 2010 and 2009. The fair value of the awards issued in 2010 was significantly greater than the grants in 2009 due to the increase in our stock price in the same periods, which contributed to the increase in non-cash share-based compensation expense. Excluding the effect of the non-cash share-based compensation expense, G&A expense increased to $4.77 per BOE in the first quarter of 2010 from $3.87 per BOE in the first quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, decreased $1.1 million (9%) from $11.2 million in the first quarter of 2009 to $10.1 million in the first quarter of 2010. The decrease was primarily the result of lower average interest rates realized during the first quarter of 2010 compared to the first quarter of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs remained constant at $0.7 million for both the first quarter of 2010 and the first quarter of 2009.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $5.0 million in the first quarter of 2010 and unrealized gains of $3.0 million in the 2009 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $4.5 million in the first quarter of 2010 compared to realized losses of $3.9 million in the first quarter of 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2010
Realized commodity derivative (gains) losses	$(30,785)	$(2,661)
Amortization of commodity derivative premiums	4,615	5,657
Unrealized commodity derivative (gains) losses for changes in fair value	(22,389)	(39,471)

Commodity derivative (gains) losses	$(48,559)	$(36,475)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first quarter of 2010 and 2009 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and March 31, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we conclude that we continue to have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax expense we recorded for the three months ended March 31, 2009 primarily relates to federal AMT resulting from the sale of the Hastings Complex in February 2009. The income tax benefit we recorded for the three months ended March 31, 2010, primarily relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years.

        Net Income (Loss).    Net income for the first quarter of 2010 was $44.0 million compared to net income of $25.2 million for the same period in 2009. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Cash provided by operating activities	$22,655	$24,630
Cash (used in) provided by investing activities	127,854	(45,347)
Cash (used in) provided by financing activities	(135,680)	20,877

        Net cash provided by operating activities was $24.6 million in the first three months of 2010 compared with $22.7 million in the first three months of 2009. Cash flows from operating activities in the first three months of 2010 as compared to the first three months of 2009 were favorably impacted by increases in commodity prices partially offset by decreased production. Cash flows from operating activities the first three months of 2009 were favorably impacted by decreases in accounts receivable and unfavorably impacted by premiums paid for derivative contacts and decreases in payables.

        Net cash used in investing activities was $45.3 million in the first three months of 2010 compared with net cash provided by investing activities of $127.9 million in the first three months of 2009. The primary investing activities in the first three months of 2010 were $42.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in the first three months of 2009 were receipt of $200.1 million in cash proceeds from the sale of the Hastings Complex offset by $68.9 million in capital expenditures on oil and natural gas properties related to our 2009 capital expenditure program.

        Net cash provided by financing activities was $20.9 million in the first three months of 2010 compared to $135.7 million used in financing activities during the first three months of 2009. The primary financing activities in the first three months of 2010 were $20.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs. The primary financing activities in the first three months of 2009 were $129.4 million in net payments made on our revolving credit facility paid with proceeds from the Hastings Complex sale. Additionally, we paid $5.5 million of the principal balance on the second lien term loan with the Hastings Complex sale proceeds.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $44.6 million in the first quarter, will be approximately $220 million in 2010. We expect to fund our 2010 capital expenditure budget primarily with cash flow from operations, supplemented with proceeds from the sale of our Texas producing assets and capital raising transactions that may include joint venture transactions and/or an issuance of equity. In particular, we will seek to finance part of the capital expenditures relating to our Monterey shale exploitation and development project through a joint venture. If we are unable to complete one or more of those transactions on terms acceptable to us, however, we would currently expect to reduce our capital expenditure budget. In April 2010, we entered into certain purchase and sale agreements to sell our Texas producing assets. We expect that a portion of the proceeds from the sales will be used to reduce amounts outstanding under our credit facilities and a portion will be available to fund capital expenditures. The lenders associated with our revolving credit facility have agreed to waive any borrowing base redetermination resulting from the sale of our Texas producing assets. Rather, the impact of the sale will be considered in the semi-annual borrowing base redetermination, expected in mid-May, and may or may not result in a reduction of our borrowing base. Additional uncertainties relating to our capital resources and requirements in 2010 include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

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

        The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base currently established at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of April 30, 2010, we have $21.0 outstanding under the facility and $99.9 in available borrowing capacity. The outstanding balance reflects the application of proceeds from the sales of the Hastings overriding royalty interest and the Manvel field, both of which closed in April.

        Second Lien Term Loan.    We entered into a $500.0 million senior secured second lien term loan agreement in May 2007. The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary operational covenants, including covenants that restrict our ability to incur additional indebtedness. The agreement requires us to maintain derivative contracts covering at least 70% of our projected oil and natural gas production attributable to proved developed producing reserves through May 8, 2010, and at least 50% of such production on an annual basis until the maturity date of the term loan. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such projected oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets. We repaid $5.5 million of principal under the facility in February 2009 after the Hastings Complex sale. Based on estimated net proceeds of $100 million from the sale of our Texas producing assets (see "Overview—Acquisitions and Divestitures"), we expect to repay $25 million to $30 million of the outstanding principal balance upon completion of the transactions. The maturity date of the principal on the second lien term loan is May 8, 2014.

        Loans under the second lien term loan facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and the administrative agent's announced base rate, plus (ii) 3.00%. Loans designated as "LIBO Rate Loans" bear interest at LIBOR plus 4.00%.

        Senior Notes.    In October 2009, we issued $150.0 million of 11.50% senior unsecured notes due in October 2017 at a price of 95.03% of par. The senior notes pay interest semi-annually in arrears on April 1 and October 1 of each year. We may redeem the senior notes prior to October 1, 2013 at a "make-whole price" defined in the indenture. Beginning October 1, 2013, we may redeem the notes at a redemption price equal to 105.75% of the principal amount and declining to 100% by October 1, 2016. The indenture governing the notes contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

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

Off-Balance Sheet Arrangements

        At March 31, 2010, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of March 31, 2010, we had entered into swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2010:
Swaps	1,000	$66.75	—	$—
Swap arrangements(1)	—	$—	11,000	$7.00
Collars(1)	5,150	$60.00/$86.53	6,900	$7.50/$7.00
Collar arrangements(1)(2)	—	$—	10,000	$6.00/$7.00
Puts	1,850	$40.00	31,000	$6.00
January 1 - December 31, 2011:
Collars(1)	5,000	$50.00/$140.40	12,000	$5.75/$7.12
Puts(1)	2,000	$50.00	48,000	$6.31
January 1 - December 31, 2012:
Collars(1)	3,000	$60.00/$121.10	—	$—
Puts(1)	—	$—	37,300	$5.81

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

(2)
Reflects separate put and sold call contracts, resulting in a collar arrangement.

        We also use natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our natural gas basis swaps as of March 31, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
April 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2010 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Fortis Bank	NYMEX	1,000	$66.75	Apr 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Apr 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Apr 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Apr 1 - Dec 31, 10
Call Spread	Scotia Capital	NYMEX	1,000	$72.80/$95.00	Apr 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	3,500	$73.00/$85.00	Apr 1 - Dec 31, 10
Put	Scotia Capital	NYMEX	1,850	$40.00	Apr 1 - Dec 31, 10
Collar	KeyBank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11
Put	KeyBank	NYMEX	2,000	$50.00	Jan 1 - Dec 31, 11
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10	Apr 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20	Apr 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35	Apr 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95	Apr 1 - Dec 31, 10
Call (sold)	RBS	NYMEX	10,000	$9.00	Apr 1 - Dec 31, 10
Call Spread	RBS	NYMEX	10,000	$10.35/$9.00	Apr 1 - Dec 31, 10
Call Spread	RBS	NYMEX	900	$12.20/$9.00	Apr 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	6,000	$11.95/$9.00	Apr 1 - Dec 31, 10
Call Spread	RBS	NYMEX	26,900	$9.00/$7.00	Apr 1 - Dec 31, 10
Call Spread	RBS	NYMEX	1,000	$9.10/$7.00	Apr 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00	Apr 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09	Apr 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22	Apr 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05	Apr 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.20	Apr 1 - Dec 31, 10
Basis Swap	KeyBank	PG&E Citygate	14,000	$0.10	Apr 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Collar	Bank of Montreal	NYMEX	24,000	$5.75/$7.12	Jan 1 - Dec 31, 11
Call (purchased)	RBS	NYMEX	12,000	$13.50	Jan 1 - Dec 31, 11
Call (purchased)	Bank of Montreal	NYMEX	12,000	$7.12	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	KeyBank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Jan 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	11,600	$0.27	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12

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

        We have elected not to apply hedge accounting to any of our derivative transactions and consequently, we recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative gains (losses) on the consolidated statement of operations. As of March 31, 2010, the fair value of our commodity derivatives was a net asset of $54.7 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of April 30, 2010, there was approximately $515.5 million outstanding under those facilities. We entered into an interest rate swap transaction to limit our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through September 2011 whereby we paid a fixed interest rate of 4.035% and received a floating interest rate based on the three-month LIBO rate. In connection with the extension of the maturity on our second lien term loan facility to May 2014, we entered into a revised interest rate swap agreement in October 2009 to extend the terms of the existing interest rate swap agreement from September 2011 to May 2014 and reduce the rate from 4.035% to a weighted average rate of 3.840%. As a result, $500 million of our variable rate debt will effectively bear interest at a fixed rate of approximately 7.8% until May 2014. Accordingly, we expect to be subject to interest rate risk until that time only with respect to variable rate borrowings in excess of $500.0 million. As of April 30, 2010, there was approximately $15.5 million borrowed in excess of the aforementioned $500.0 million. A 1.0% increase in interest rates on unhedged variable rate borrowings of $72.3 million at March 31, 2010 would result in additional annualized interest expense of $0.7 million. As of March 31, 2010, the fair value of our interest rate derivatives was a liability of $31.4 million. We expect to reduce the notional amount of the interest rate swap by an amount similar to the anticipated principal repayment on the second lien term loan in conjunction with the sale of our Texas producing assets.

        See notes to our condensed consolidated financial statements for a discussion of our long-term debt as of March 31, 2010.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Not Applicable

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    REMOVED AND RESERVED

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

May 3, 2010

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer