Form 10-Q
period 2010-06-30
Venoco, Inc.
filed 2010-08-03
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

        As of June 30, 2010, there were 54,811,238 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit facility, our pursuit and receipt of approvals relating to the proposed lease extension and pipeline projects at the South Ellwood field and the maintenance of delivery and sales arrangements relating to production from the South Ellwood field. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 and such things as:

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

  •
  exploitation, development and exploration results, including in the Monterey shale, where our results will depend on, among other things, our ability to identify productive intervals and drilling and completion techniques necessary to achieve commercial production from those intervals;

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

  •
  the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico and from the Dodd-Frank Wall Street Reform and Consumer Protection Act or its implementing regulations;

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2010

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2010	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and the Three and Six Months Ended June 30, 2010	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2009 and the Three and Six Months Ended June 30, 2010	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2010	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and the Six Months Ended June 30, 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	49
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults upon Senior Securities	50
Item 4.	Removed and Reserved	50
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		52

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2009	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419	$2,204
Accounts receivable, net of allowance for doubtful accounts of $900 and $700 at December 31, 2009 and June 30, 2010, respectively	33,853	26,927
Inventories	6,139	6,231
Prepaid expenses and other current assets	4,276	3,289
Income taxes receivable	3,116	11,966
Deferred income taxes	8,400	—
Commodity derivatives	34,611	39,613

Total current assets	90,814	90,230

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and natural gas properties (full cost method, of which $31,934 and $41,902 for unproved properties were excluded from amortization at December 31, 2009 and June 30, 2010, respectively)	1,672,901	1,668,121
Drilling equipment	14,460	14,460
Other property and equipment	20,608	20,270

Total property, plant and equipment	1,707,969	1,702,851
Accumulated depletion, depreciation and amortization	(1,088,539)	(1,125,517)

Net property, plant and equipment	619,430	577,334

OTHER ASSETS:
Commodity derivatives	18,720	32,057
Deferred loan costs	7,908	6,846
Other	2,671	2,622

Total other assets	29,299	41,525

TOTAL ASSETS	$739,543	$709,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,709	$41,040
Undistributed revenue payable	8,146	5,274
Interest payable	4,885	5,367
Commodity and interest derivatives	49,709	24,478

Total current liabilities	111,449	76,159
LONG-TERM DEBT	695,029	632,749
COMMODITY AND INTEREST DERIVATIVES	15,076	27,368
ASSET RETIREMENT OBLIGATIONS	92,485	91,374

Total liabilities	914,039	827,650
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 52,513,397 and 54,811,238 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively)	525	548
Additional paid-in capital	325,871	334,086
Retained earnings (accumulated deficit)	(500,892)	(453,195)

Total stockholders' equity	(174,496)	(118,561)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,543	$709,089

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
REVENUES:
Oil and natural gas sales	$62,011	$68,876	$119,442	$151,377
Other	803	1,566	1,688	2,386

Total revenues	62,814	70,442	121,130	153,763
EXPENSES:
Oil and natural gas production	25,539	23,945	52,265	47,017
Transportation expense	764	3,045	1,810	4,688
Depletion, depreciation and amortization	20,608	18,742	43,291	38,716
Accretion of asset retirement obligations	1,388	1,546	2,745	3,131
General and administrative, net of amounts capitalized	8,559	10,762	16,557	20,171

Total expenses	56,858	58,040	116,668	113,723

Income (loss) from operations	5,956	12,402	4,462	40,040
FINANCING COSTS AND OTHER:
Interest expense, net	9,777	10,298	20,955	20,422
Amortization of deferred loan costs	738	679	1,473	1,356
Interest rate derivative losses (gains), net	7,953	16,276	8,900	25,800
Loss on extinguishment of debt	582	—	582	—
Commodity derivative losses (gains), net	50,483	(18,560)	1,924	(55,035)

Total financing costs and other	69,533	8,693	33,834	(7,457)

Income (loss) before income taxes	(63,577)	3,709	(29,372)	47,497
Income tax provision (benefit)	(4,100)	—	4,900	(200)

Net income (loss)	$(59,477)	$3,709	$(34,272)	$47,697

Earnings per common share:
Basic	$(1.17)	$0.07	$(0.68)	$0.88
Diluted	$(1.17)	$0.07	$(0.68)	$0.86
Weighted average common shares outstanding:
Basic	50,781	51,826	50,742	51,557
Diluted	50,781	53,043	50,742	52,629

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income (loss)	$(59,477)	$3,709	$(34,272)	$47,697
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	580	—	1,202	—

Other comprehensive income (loss)	580	—	1,202	—

Comprehensive income (loss)	$(58,897)	$3,709	$(33,070)	$47,697

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2009	52,513	$525	$325,871	$(500,892)	$(174,496)
Issuance of stock for cash upon exercise of options	594	6	4,096	—	4,102
Issuance of restricted shares, net of cancellations	1,688	17	(17)	—	—
Share-based compensation	—	—	3,940	—	3,940
Issuance of common stock pursuant to Employee Stock Purchase Plan	16	—	196	—	196
Net income (loss)	—	—	—	47,697	47,697

BALANCE AT JUNE 30, 2010	54,811	$548	$334,086	$(453,195)	$(118,561)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,272)	$47,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	43,291	38,716
Accretion of asset retirement obligations	2,745	3,131
Deferred income tax provision (benefit)	—	8,400
Share-based compensation	1,194	2,731
Amortization of deferred loan costs	1,473	1,356
Amortization of bond discounts and other non-cash interest	304	290
Loss on extinguishment of debt	582	—
Unrealized interest rate swap derivative losses (gains)	(170)	16,732
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	50,200	(42,029)
Changes in operating assets and liabilities:
Accounts receivable	10,029	6,926
Inventories	(512)	(421)
Prepaid expenses and other current assets	1,512	918
Income taxes receivable	4,340	(8,850)
Other assets	(381)	49
Accounts payable and accrued liabilities	(21,430)	(11,685)
Undistributed revenue payable	(3,633)	(2,872)
Net premiums paid on derivative contracts	(8,012)	(5,981)

Net cash provided by operating activities	47,260	55,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(116,671)	(90,729)
Acquisitions of oil and natural gas properties	(21,575)	(2,232)
Expenditures for other property and equipment	(1,128)	(1,310)
Proceeds from sale of oil and natural gas properties	200,060	99,445

Net cash (used in) provided by investing activities	60,686	5,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	102,394	75,000
Principal payments on long-term debt	(209,016)	(137,570)
Payments for deferred loan costs	(275)	(225)
Proceeds from Employee Stock Purchase Plan	155	196
Proceeds from disgorgement of stock sale profits	15	—
Proceeds from exercise of stock options	174	4,102

Net cash (used in) provided by financing activities	(106,553)	(58,497)

Net increase (decrease) in cash and cash equivalents	1,393	1,785
Cash and cash equivalents, beginning of period	191	419

Cash and cash equivalents, end of period	$1,584	$2,204

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$24,301	$19,705
Cash paid for income taxes	$560	$250
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$15,028	$19,232
Increase (decrease) in accrued capital expenditures	$(15,175)	$3,998

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations—Venoco, Inc. ("Venoco" or the "Company"), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2009 and June 30, 2010 since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax expense for the six months ended June 30, 2009 primarily relates to federal AMT resulting from the sale of the Hastings Complex in February 2009 and state income taxes. The income tax benefit for the six months ended June 30, 2010, relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Share—Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stock by the weighted average number of shares outstanding for the period (unvested restricted stock is excluded from the weighted average shares outstanding used in the basic earnings per share calculation). Under the treasury stock method, diluted earnings per share is calculated by dividing net earnings (loss) by the weighted average number of shares outstanding including all potentially dilutive common shares (unvested restricted stock and unexercised stock options). In the event of a net loss, no potential common shares are included in the calculation of shares outstanding, as their inclusion would be anti-dilutive.

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

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Dilutive	—	5,231	—	4,982
Anti-dilutive	5,106	511	4,862	591

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income (loss)	$(59,477)	$3,709	$(34,272)	$47,697
Allocation of net income to unvested restricted stock	—	(190)	—	(2,225)

Net income (loss) allocated to common stock	$(59,477)	$3,519	$(34,272)	$45,472

Basic weighted average common shares outstanding	50,781	51,826	50,742	51,557
Add: dilutive effect of stock options	—	1,217	—	1,072

Diluted weighted average common shares outstanding	50,781	53,043	50,742	52,629

Basic earnings per common share	$(1.17)	$0.07	$(0.68)	$0.88
Diluted earnings per common share	$(1.17)	$0.07	$(0.68)	$0.86

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

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sales of Texas Assets.    In April 2010, the Company signed certain Purchase and Sale Agreements ("PSAs") to divest its producing properties in Texas ("Texas Sales") for $107.5 million (before closing adjustments), each with an effective date of January 1, 2010. The PSAs covered the Company's interests in the Manvel field, the Company's overriding royalty interest in the Hastings Complex and its other oil and natural gas producing properties in the Texas Gulf Coast. The sales closed in a series of transactions in the second quarter of 2010 and involved multiple purchasers, including Denbury Resources, Inc., ("Denbury") which purchased the overriding royalty interest in the Hastings Complex. The aggregate net proceeds from the transactions were $99.4 million (after closing adjustments and related expenses). The Company used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan. The Company did not recognize a gain or loss for financial reporting purposes on the sale in accordance with the full cost method of accounting, but applied the proceeds from the Texas Sales to reduce the capitalized cost of its oil and natural gas properties. As a result of the Texas Sales, the Company no longer has any interests in producing oil and natural gas properties in Texas. The Company did however, retain its 22.3% reversionary working interest in the Hastings Complex.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. ACQUISITIONS AND SALES OF PROPERTIES (Continued)

        Sacramento Basin Asset Acquisition.    In February 2009, the Company entered into a purchase and sale agreement to acquire certain natural gas producing properties in the Sacramento Basin. The transaction closed in June 2009 with a total purchase price of $21.4 million. The acquisition qualified as a business combination and was therefore recorded at the estimated fair value of the assets acquired and liabilities assumed.

        Hastings Complex Sale.    In February 2009, the Company completed the sale of its principal interests in the Hastings Complex to Denbury for approximately $197.7 million. As a result of the sale, the Company repaid all amounts then outstanding under the revolving credit facility and $5.5 million of the outstanding principal balance on the second lien term loan facility. The proceeds from the Hastings Complex sale were applied as a reduction of capitalized costs of oil and natural gas properties.

        As a result of the sale, Denbury committed to a development plan related to a CO2 enhanced recovery project that will require it to make minimum capital expenditures in the amount of $178.7 million by the end of 2014. As part of the plan, Denbury is responsible for providing the necessary CO2. The Company retained an overriding royalty interest of 2.0% in the production from the properties, which was subsequently sold to Denbury in the second quarter of 2010, as described above. In addition, the Company has the right to back-in to a working interest of approximately 22.3% in the CO2 project after Denbury recoups certain costs.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Revolving credit agreement due January 2013	$57,860	$26,000
Second lien term loan due May 2014	494,485	463,776
11.50% senior notes due October 2017	142,684	142,973

Total long-term debt	695,029	632,749
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$695,029	$632,749

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

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. As of July 30, 2010, the Company had available borrowing capacity of $89.9 million under the facility, net of the outstanding balance of $31.0 million and $4.1 million in outstanding letters of credit. The lenders associated with the revolving credit facility performed the semi-annual borrowing base redetermination in May 2010 and have reaffirmed the borrowing base at $125 million.

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

        The Company may from time to time make optional prepayments of amounts borrowed under the second lien term loan facility (at par) if no amounts are outstanding under the revolving credit facility. Amounts prepaid under the second lien term loan facility may not be reborrowed. As a result of the Hastings Complex sale in February 2009, the Company was required to repay $5.5 million of the outstanding principal balance on the second lien term loan facility. Additionally, the Company was required to repay $30.7 million of the outstanding principal balance from the proceeds of the Texas Sales in the second quarter of 2010.

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

        The Company was in compliance with all debt covenants at June 30, 2010.

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

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty. The Company generally has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to the Company's derivative contracts are also lenders, or affiliates of lenders, under its revolving credit facility. Collateral under the revolving credit facility supports the Company's collateral obligations under the Company's derivative contracts. Therefore, the Company is not required to post additional collateral when the Company is in a derivative liability position. The Company's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

        The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized over the period for which the contracts are effective. At June 30, 2010, the balance of unamortized derivative premiums was $33.2 million, of which $11.3 million, $15.3 million and $6.6 million will be amortized in the remainder of 2010, 2011 and 2012, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Realized commodity derivative (gains) losses	$(16,288)	$(10,345)	$(47,073)	$(13,006)
Amortization of commodity derivative premiums	6,048	5,658	10,663	11,315
Unrealized commodity derivative (gains) losses for changes in fair value:	60,723	(13,873)	38,334	(53,344)

Commodity derivative (gains) losses	$50,483	$(18,560)	$1,924	$(55,035)

        As of June 30, 2010, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 - December 31, 2010:
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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company also uses natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of its natural gas is sold. The Company's natural gas basis swaps as of June 30, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
July 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

        Interest Rate Swap.    The Company has entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings through May 2014. The Company pays a fixed interest rate of 3.840% and receives a floating interest rate based on the three-month LIBO rate, with settlements made quarterly. As a result of the interest rate swap agreement, $500 million of the Company's variable rate debt will effectively bear interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Realized interest rate derivative (gains) losses	$5,130	$4,559	$9,070	$9,068
Unrealized interest rate derivative (gains) losses	2,823	11,717	(170)	16,732

Interest rate derivative (gains) losses, net	$7,953	$16,276	$8,900	$25,800

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2009 and June 30, 2010 are summarized below. The net fair value of the Company's derivatives increased by $31.3 million from a net liability of $11.5 million at December 31, 2009 to a net asset of $19.8 million at June 30, 2010, primarily due to changes in futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2009	June 30, 2010
Current Assets—Commodity derivatives:
Oil derivative contracts	$12,461	$6,084
Gas derivative contracts	22,150	33,529

	34,611	39,613

Other Assets—Commodity derivatives:
Oil derivative contracts	296	2,942
Gas derivative contracts	18,424	29,115

	18,720	32,057

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(25,690)	(7,443)
Gas derivative contracts	(7,787)	(807)
Interest rate derivative contracts	(16,232)	(16,228)

	(49,709)	(24,478)

Commodity and interest derivatives:
Gas derivative contracts	(4,968)	(524)
Interest rate derivative contracts	(10,108)	(26,844)

	(15,076)	(27,368)

Net derivative (liability) asset	$(11,454)	$19,824

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2010 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of June 30, 2010
Assets (Liabilities):
Commodity derivative contracts	$—	$71,670	$—	$71,670
Commodity derivative contracts	—	(8,774)	—	(8,774)
Interest rate derivative contracts	—	(43,072)	—	(43,072)

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

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair value of the second lien term loan facility and the senior notes listed in the tables below were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2009		June 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$57,860	$57,860	$26,000	$26,000
Second lien term loan	494,485	445,037	463,776	408,123
11.50% senior notes	142,684	142,545	142,973	149,775

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2009 and 2010 (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Asset retirement obligations at beginning of period	$80,579	$92,985
Revisions of estimated liabilities	202	270
Liabilities incurred	6,164	2,537
Liabilities settled	(229)	(1,257)
Disposition of properties	(2,993)	(5,292)
Accretion expense	2,745	3,131

Asset retirement obligations at end of period	86,468	92,374
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,075)	(1,000)

Long-term asset retirement obligations	$85,393	$91,374

7. CAPITAL STOCK

        The Company has 61.3 million shares of common stock issued or reserved for issuance at June 30, 2010. At June 30, 2010, the Company has 54.8 million common shares issued and outstanding, of which 2.7 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At June 30, 2010, the Company had approximately 2.7 million options outstanding and 3.5 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company, other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of June 30, 2010, there are a total of 2,690,988 options outstanding with a weighted average exercise price of $9.31 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

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

        As of June 30, 2010, there were a total of 2,730,582 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 859,517 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,521,915 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of 989,520 awards with market conditions granted in February 2010 was estimated to be $10.65 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. As of June 30, 2010, there was $0.4 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted-average period of 0.7 years, and $20.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted-average period of 3.3 years.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
General and administrative expense	$910	$1,720	$2,030	$3,360
Oil and natural gas production expense	190	340	320	580

Total share-based compensation costs	1,100	2,060	2,350	3,940
Less: share-based compensation costs capitalized	(456)	(652)	(1,156)	(1,209)

Share-based compensation expensed	$644	$1,408	$1,194	$2,731

        The following summarizes the Company's stock option activity for the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,301,903	$8.92
Granted	—	—
Exercised	(594,315)	$6.96
Cancelled	(16,600)	$10.29

Outstanding, end of period	2,690,988	$9.31

Exercisable, end of period	2,564,118	$8.96

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's unvested restricted stock award activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	1,594,156	$7.20
Granted	1,827,435	$11.69
Vested	(551,095)	$8.71
Forfeited	(139,914)	$11.05

Non-vested, end of period	2,730,582	$9.70

9. CONTINGENCIES

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the grounds that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in late 2010 or 2011. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of June 30, 2010. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204	$—	$—	$—	$2,204
Accounts receivable	25,962	528	437	—	26,927
Inventories	6,231	—	—	—	6,231
Prepaid expenses and other current assets	3,289	—	—	—	3,289
Income tax receivable	11,966	—	—	—	11,966
Commodity derivatives	39,613	—	—	—	39,613

TOTAL CURRENT ASSETS	89,265	528	437	—	90,230

PROPERTY, PLANT & EQUIPMENT, NET	754,101	(182,891)	6,124	—	577,334
COMMODITY DERIVATIVES	32,057	—	—	—	32,057
INVESTMENTS IN AFFILIATES	518,122	—	—	(518,122)	—
OTHER	9,123	345	—	—	9,468

TOTAL ASSETS	$1,402,668	$(182,018)	$6,561	$(518,122)	$709,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,044	$4,996	$—	$—	$41,040
Undistributed revenue payable	5,274	—	—	—	5,274
Interest payable	5,367	—	—	—	5,367
Commodity and interest derivatives	24,478	—	—	—	24,478

TOTAL CURRENT LIABILITIES:	71,163	4,996	—	—	76,159

LONG-TERM DEBT	632,749	—	—	—	632,749
COMMODITY AND INTEREST DERIVATIVES	27,368	—	—	—	27,368
ASSET RETIREMENT OBLIGATIONS	88,874	1,544	956	—	91,374
INTERCOMPANY PAYABLES (RECEIVABLES)	701,075	(653,290)	(47,785)	—	—

TOTAL LIABILITIES	1,521,229	(646,750)	(46,829)	—	827,650

TOTAL STOCKHOLDERS' EQUITY	(118,561)	464,732	53,390	(518,122)	(118,561)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,402,668	$(182,018)	$6,561	$(518,122)	$709,089

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$54,873	$7,138	$—	$—	$62,011
Other	705	5	1,398	(1,305)	803

Total revenues	55,578	7,143	1,398	(1,305)	62,814

EXPENSES:
Oil and natural gas production	21,816	3,138	585	—	25,539
Transportation expense	1,964	24	—	(1,224)	764
Depletion, depreciation and amortization	18,907	1,678	23	—	20,608
Accretion of asset retirement obligations	1,264	110	14	—	1,388
General and administrative, net of amounts capitalized	7,901	658	81	(81)	8,559

Total expenses	51,852	5,608	703	(1,305)	56,858

Income (loss) from operations	3,726	1,535	695	—	5,956

FINANCING COSTS AND OTHER:
Interest expense, net	10,691	(1)	(913)	—	9,777
Amortization of deferred loan costs	738	—	—	—	738
Interest rate derivative losses (gains), net	7,953	—	—	—	7,953
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	50,483	—	—	—	50,483

Total financing costs and other	70,447	(1)	(913)	—	69,533

Equity in subsidiary income	1,949	—	—	(1,949)	—

Income (loss) before income taxes	(64,772)	1,536	1,608	(1,949)	(63,577)
Income tax provision (benefit)	(5,295)	584	611	—	(4,100)

Net income (loss)	$(59,477)	$952	$997	$(1,949)	$(59,477)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$65,571	$3,305	$—	$—	$68,876
Other	1,520	(33)	1,251	(1,172)	1,566

Total revenues	67,091	3,272	1,251	(1,172)	70,442

EXPENSES:
Oil and natural gas production	22,563	966	416	—	23,945
Transportation expense	4,128	2	—	(1,085)	3,045
Depletion, depreciation and amortization	18,082	525	135	—	18,742
Accretion of asset retirement obligations	1,453	76	17	—	1,546
General and administrative, net of amounts capitalized	9,167	1,567	115	(87)	10,762

Total expenses	55,393	3,136	683	(1,172)	58,040

Income (loss) from operations	11,698	136	568	—	12,402

FINANCING COSTS AND OTHER:
Interest expense, net	11,241	(1)	(942)	—	10,298
Amortization of deferred loan costs	679	—	—	—	679
Interest rate derivative losses (gains), net	16,276	—	—	—	16,276
Commodity derivative losses (gains), net	(18,560)	—	—	—	(18,560)

Total financing costs and other	9,636	(1)	(942)	—	8,693

Equity in subsidiary income	1,021	—	—	(1,021)	—

Income (loss) before income taxes	3,083	137	1,510	(1,021)	3,709
Income tax provision (benefit)	(626)	52	574	—	—

Net income (loss)	$3,709	$85	$936	$(1,021)	$3,709

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$103,255	$16,187	$—	$—	$119,442
Other	1,468	27	2,809	(2,616)	1,688

Total revenues	104,723	16,214	2,809	(2,616)	121,130

EXPENSES:
Oil and natural gas production	43,577	7,630	1,058	—	52,265
Transportation expense	4,226	39	—	(2,455)	1,810
Depletion, depreciation and amortization	38,895	4,349	47	—	43,291
Accretion of asset retirement obligations	2,482	236	27	—	2,745
General and administrative, net of amounts capitalized	15,332	1,225	161	(161)	16,557

Total expenses	104,512	13,479	1,293	(2,616)	116,668

Income (loss) from operations	211	2,735	1,516	—	4,462

FINANCING COSTS AND OTHER:
Interest expense, net	22,751	(4)	(1,792)	—	20,955
Amortization of deferred loan costs	1,473	—	—	—	1,473
Interest rate derivative losses (gains), net	8,900	—	—	—	8,900
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	1,924	—	—	—	1,924

Total financing costs and other	35,630	(4)	(1,792)	—	33,834

Equity in subsidiary income	3,749	—	—	(3,749)	—

Income (loss) before income taxes	(31,670)	2,739	3,308	(3,749)	(29,372)
Income tax provision (benefit)	2,602	1,041	1,257	—	4,900

Net income (loss)	$(34,272)	$1,698	$2,051	$(3,749)	$(34,272)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$141,052	$10,325	$—	$—	$151,377
Other	2,216	3	2,510	(2,343)	2,386

Total revenues	143,268	10,328	2,510	(2,343)	153,763

EXPENSES:
Oil and natural gas production	43,089	3,154	774	—	47,017
Transportation expense	6,846	12	—	(2,170)	4,688
Depletion, depreciation and amortization	36,647	1,803	266	—	38,716
Accretion of asset retirement obligations	2,898	199	34	—	3,131
General and administrative, net of amounts capitalized	17,933	2,192	219	(173)	20,171

Total expenses	107,413	7,360	1,293	(2,343)	113,723

Income (loss) from operations	35,855	2,968	1,217	—	40,040

FINANCING COSTS AND OTHER:
Interest expense, net	22,286	(1)	(1,863)	—	20,422
Amortization of deferred loan costs	1,356	—	—	—	1,356
Interest rate derivative losses (gains), net	25,800	—	—	—	25,800
Commodity derivative losses (gains), net	(55,035)	—	—	—	(55,035)

Total financing costs and other	(5,593)	(1)	(1,863)	—	(7,457)

Equity in subsidiary income	3,750	—	—	(3,750)	—

Income (loss) before income taxes	45,198	2,969	3,080	(3,750)	47,497
Income tax provision (benefit)	(2,499)	1,128	1,171	—	(200)

Net income (loss)	$47,697	$1,841	$1,909	$(3,750)	$47,697

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$28,882	$15,052	$3,326	$—	$47,260
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(107,973)	(8,698)	—	—	(116,671)
Acquisitions of oil and natural gas properties	(21,575)	—	—	—	(21,575)
Expenditures for property and equipment and other	(1,655)	527	—	—	(1,128)
Proceeds from sale of oil and natural gas properties	—	200,060	—	—	200,060

Net cash provided by (used in) investing activities	(131,203)	191,889	—	—	60,686
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	210,267	(206,941)	(3,326)	—	—
Proceeds from long-term debt	102,394	—	—	—	102,394
Principal payments on long-term debt	(209,016)	—	—	—	(209,016)
Payments for deferred loan costs	(275)	—	—	—	(275)
Proceeds from Employee Stock Purchase Plan	155	—	—	—	155
Stock from disgorgement of stock sale profits	15	—	—	—	15
Proceeds from exercise of stock options	174	—	—	—	174

Net cash provided by (used in) financing activities	103,714	(206,941)	(3,326)	—	(106,553)

Net increase (decrease) in cash and cash equivalents	1,393	—	—	—	1,393
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$1,583	$1	$—	$—	$1,584

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$42,727	$8,977	$3,404	$—	$55,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(82,576)	(4,878)	(3,275)	—	(90,729)
Acquisitions of oil and natural gas properties	(2,232)	—	—	—	(2,232)
Expenditures for property and equipment and other	(1,309)	(1)	—	—	(1,310)
Proceeds from sale of oil and natural gas properties	—	99,445	—	—	99,445

Net cash provided by (used in) investing activities	(86,117)	94,566	(3,275)	—	5,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	103,673	(103,544)	(129)	—	—
Proceeds from long-term debt	75,000	—	—	—	75,000
Principal payments on long-term debt	(137,570)	—	—	—	(137,570)
Payments for deferred loan costs	(225)	—	—	—	(225)
Proceeds from Employee Stock Purchase Plan	196	—	—	—	196
Proceeds from exercise of stock options	4,102	—	—	—	4,102

Net cash provided by (used in) financing activities	45,176	(103,544)	(129)	—	(58,497)

Net increase (decrease) in cash and cash equivalents	1,786	(1)	—	—	1,785
Cash and cash equivalents, beginning of period	418	1	—	—	419

Cash and cash equivalents, end of period	$2,204	$—	$—	$—	$2,204

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost-effective basis and through selective acquisitions of underdeveloped properties. Our average net production was 18,190 BOE/d in the second quarter of 2010, compared to 20,434 BOE/d in the second quarter of 2009 and 19,384 BOE/d in the first quarter of 2010. Excluding production from our producing properties in Texas, which we sold in a series of transactions during the second quarter of 2010, our average net production was 17,608 BOE/d in the second quarter of 2010, compared to 18,671 BOE/d in the second quarter of 2009 and 18,096 BOE/d in the first quarter of 2010.

        In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2010 is $220 million, of which approximately $96.2 million was expended in the first six months of 2010. We expect to spend approximately 49% of the budgeted amount on projects in the Sacramento Basin, 29% on projects in producing Southern California fields, and 22% on onshore Monterey shale projects in Southern California. The aggregate levels of capital expenditures for 2010, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2010 capital spending program:

Southern California—Exploitation and Development

        In the West Montalvo field, we completed two wells during the first quarter of 2010 that were spud toward the end of 2009. Since acquiring the field in May 2007, we have pursued an aggressive workover, recompletion and return to production program that has resulted in significant production gains. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. Our 2010 capital expenditure budget includes plans to drill one additional well at West Montalvo later in the year.

        In the Sockeye field, we completed our hydraulic fracture of the E-8 well during the first quarter, and also completed a dual completion well that produces from the Monterey shale formation and injects into the Lower Topanga formation, increasing the sweep of the waterflood in that zone. A planned redrill of an inactive well that will target the Monterey shale formation was delayed as a result of a drilling moratorium imposed by the Secretary of the U.S. Department of the Interior. That moratorium has been lifted for wells drilled from Platform Gail and we plan to proceed with the redrill later in 2010 or early 2011. We also have a number of development opportunities in the South Ellwood field. We performed six recompletions at South Ellwood during the first six months of 2010. During the second half of the year, we plan to advance the permitting process for three of the five proved undeveloped locations on our existing leases and perform the facilities work in order to begin drilling those locations in 2011.

        In addition, our subsidiary Ellwood Pipeline, Inc. is pursuing the permits necessary to build a common carrier pipeline that would allow us to transport our oil from the South Ellwood field to refiners without the use of a barge or the marine terminal we currently use. We anticipate that approval hearings for the project will be held during the second half of 2010. While we believe the pipeline should be approved, the outcome of these hearings cannot be predicted. Pending completion of the pipeline, we expect to primarily use a double-hulled barge to transport oil production from the field, although we will use an older, single-hulled barge while modifications are made to the double-hulled barge necessary to address permitting requirements. We expect those modifications to be completed late in the third quarter of 2010.

        We also continue to pursue a major lease extension in the South Ellwood field. The lease extension would effectively double the size of the existing lease area. Development of the lease extension area can be accomplished from the field's existing platform. However, we may withdraw the application for the lease extension project if we determine that continuing the permitting process for that project is likely to significantly impede the permitting of the pipeline project.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We expect to drill approximately 100 wells in 2010 and perform approximately 250 recompletions. During the first six months of 2010, we spud 46 wells and performed 103 recompletions.

        We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin. We plan to fracture approximately ten wells in 2010, of which six were fractured in the first six months. We have been encouraged by the results and continue to analyze those results in order to optimize future fracture simulations in the basin.

Texas—Exploitation and Development

        In anticipation of the sale of our Texas producing assets (see "—Acquisitions and Divestitures"), we did not invest any significant capital in Texas during the first six months of 2010.

Onshore Monterey Shale Activities

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale, a Miocene age strata. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Our 2010 budget devotes approximately 22%, or $48 million, to activities targeting the onshore Monterey shale formation. The budgeted expenditures include drilling ten gross wells, aggressively adding to our acreage position, and acquiring 3D seismic data. Our onshore Monterey shale acreage position is approximately 155,000 gross and 108,000 net acres. An additional 60,000 gross and 50,000 net acres with Monterey shale production or potential are held by production. We spud five onshore Monterey shale wells during the first six months of the year. The five wells spud to date have been vertical test wells, four of which are in various stages of drilling or evaluation. One well has been temporarily abandoned and we plan to evaluate it as a water disposal well. The initial vertical wells are designed to provide scientific information which we will use to evaluate the specific prospect area, as well as individual zones in the wellbore that are prospective for drilling horizontal wells. Information developed from cutting cores in these vertical wells and analysis of those cores will be used to correlate our petrophysical model with data from historical well logs in the area. We expect the testing and evaluation process to last several months for each test well.

Acquisitions and Divestitures

        Sale of Texas Assets.    We sold our producing assets in Texas in a series of transactions that were completed in the second quarter of 2010 to multiple purchasers for aggregate net proceeds of $99.4 million (after closing adjustments and related expenses). We used the proceeds to repay $66.9 million of principal on the revolving credit facility and $30.7 million of principal on the second lien term loan. We retained our 22.3% reversionary working interest in the Hastings Complex.

        The Texas properties sold comprised 7.2% of our proved reserves at December 31, 2009 or 7.1 MMBOE and contributed approximately 930 BOE/d to our production during the first six months of 2010.

        Sacramento Basin Asset Acquisition.    In June 2009, we closed on the acquisition of certain natural gas producing properties in the Sacramento Basin for approximately $21.4 million.

        Hastings Complex Sale.    In February 2009, we completed the sale of our principal interests in the Hastings Complex to Denbury Resources,  Inc. for approximately $197.7 million.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. For example, due primarily to lower commodities prices, our revenues from oil and gas sales and cash flow from operations declined 52% and 44%, respectively, in 2009 compared to 2008. We employ a hedging strategy in order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of July 30, 2010 we had hedge contract floors covering approximately 93% of our 2010 annual production guidance and a significant portion of our expected production in 2011. We have also begun to secure hedge contracts for our 2012 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    In 2010, we intend to devote significant effort to the development of our robust inventory of oil projects at our Southern California properties. Because some of these projects will require significant time for implementation, much of the production growth we expect from those projects will not be realized until after 2010. As a result of this and the sale of our producing assets in Texas, we expect our average daily production to decrease slightly from 2009 levels to 19,250 BOE/d for 2010. We began the year with one drilling rig operating in the Sacramento Basin and increased to a four-rig program during the first quarter of the year, and plan to operate with four drilling rigs for the remainder of the year. The increased activity in the basin will partially offset the production lost with the divestiture of our Texas properties; however, similar to our projects in Southern California, a significant portion of the production growth resulting from a four-rig program in the Sacramento Basin will be experienced later in 2010 and 2011. Our annual production estimate assumes a capital expenditure budget for 2010 of $220 million, which could be reduced if we do not complete one or more capital raising transactions. Additional uncertainties relating to our expectations for future production rates include those associated with third party services, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, pipeline capacity and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009.

        Production Expenses.    Production expenses consist of lease operating expenses ("LOE") and production and property taxes. LOE per BOE of $12.78 for the first six months of 2010 is relatively consistent with our full year 2009 results of $12.65 per BOE. We expect our 2010 LOE per BOE to increase slightly relative to the full year 2009 results due to our expected focus on oil projects, which tend to have higher operating costs than natural gas projects. Production and property taxes per BOE decreased to $1.05 per BOE for the first six months of 2010 from $1.35 per BOE for the full year 2009. For the full year 2010, we expect production/property taxes to increase slightly on a per BOE basis compared to our 2009 results. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses increased slightly from $4.63 per BOE for the full year 2009 (excluding share-based compensation charges of $0.28 per BOE), to $4.93 per BOE (excluding share-based compensation charges of $0.63 per BOE and one-time charges of $0.37 per BOE for severance payments resulting from the sale of our Texas producing properties) in the first six months of 2010. Excluding share-based compensation charges and one-time severance charges, on a per BOE basis, we expect our 2010 G&A costs to be similar to our 2009 results. As with our production expenses, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first six months of 2010 of $11.39 per BOE was flat with full year 2009 DD&A of $11.46 per BOE. We expect our 2010 DD&A expenses to increase slightly on a per BOE basis compared to our 2009 results. As with production and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and six months ended June 30, 2009 and 2010. This information reflects the actual historical results of our operations.

No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties which will affect the comparability of the data below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Production Volume:
Oil (MBbls)(1)	848	700	1,782	1,481
Natural gas (MMcf)	6,069	5,732	12,198	11,513
MBOE	1,860	1,655	3,815	3,400
Daily Average Production Volume:
Oil (Bbls/d)	9,319	7,692	9,845	8,182
Natural gas (Mcf/d)	66,692	62,989	67,392	63,608
BOE/d	20,434	18,190	21,077	18,783
Oil Price per Bbl Produced (in dollars):
Realized price	$49.67	$67.50	$41.67	$68.44
Realized commodity derivative gain (loss)	(0.30)	(1.54)	4.88	(1.46)

Net realized price	$49.37	$65.96	$46.55	$66.98

Natural Gas Price per Mcf (in dollars):
Realized price	$3.20	$4.12	$3.81	$4.73
Realized commodity derivative gain (loss)	3.16	1.99	2.51	1.32

Net realized price	$6.36	$6.11	$6.32	$6.05

Expense per BOE:
Lease operating expenses(2)	$12.46	$13.65	$12.12	$12.78
Production and property taxes(2)	1.27	0.82	1.58	1.05
Transportation expenses	0.41	1.84	0.47	1.38
Depreciation, depletion and amortization	11.08	11.32	11.35	11.39
General and administrative expense(3)	4.60	6.50	4.34	5.93
Interest expense	5.26	6.22	5.49	6.01

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $6.9 million (11%) to $68.9 million for the quarter ended June 30, 2010 from $62.0 million for the same period in 2009. The increase was primarily due to an increase in realized oil and natural gas prices, partially offset by a decrease in production as described below.

        Oil sales increased by $2.7 million (6%) in the second quarter of 2010 to $45.3 million compared to $42.6 million in the second quarter of 2009. Oil production decreased by 17%, with production of 700 MBbls in the second quarter of 2010 compared to 848 MBbls in the second quarter of 2009. The production decrease was primarily due to the sales of our producing properties in Texas which occurred in multiple closings throughout the second quarter of 2010. The Texas properties contributed 92 MBbls during the second quarter of 2009 compared to 35 MBbls in second quarter of 2010. Excluding production from the Texas properties, production decreased by 91 MBbls (12%) from 756 MBbls in the second quarter of 2009 to 665 MBbls in the second quarter of 2010. This decrease is primarily due to scheduled downtime for annual maintenance performed on Platform Gail and Platform Holly in the second quarter of 2010. During 2009, we did not incur scheduled downtime at Platform Gail and we performed the Platform Holly maintenance in July. Our average realized price for oil increased $17.83 (36%) from $49.67 per Bbl in the second quarter of 2009 to $67.50 per Bbl for the second quarter of 2010.

        Natural gas sales increased $4.2 million (21%) in the second quarter of 2010 to $23.6 million compared to $19.4 million in the second quarter of 2009. Natural gas production decreased 6%, with production of 5,732 MMcf in the second quarter of 2010 compared to 6,069 MMcf in the second quarter of 2009. The decrease was due primarily to the sales of our producing properties in Texas which occurred during the second quarter of 2010. The Texas properties contributed 409 MMcf during the second quarter of 2009 compared to 108 MMcf in the second quarter of 2010. Excluding Texas properties, production was relatively flat between quarters at 5,660 MMcf in the second quarter of 2009 compared to 5,624 MMcf in the second quarter of 2010. During the second quarter of 2010, production was also affected by (i) lower drilling and recompletion activity in the Sacramento Basin in the latter part of 2009 and the natural decline of production in the Sacramento Basin and (ii) pipeline maintenance issues affecting one Sacramento Basin field in the second quarter of 2010. During the second quarter of 2009, production was reduced due to a partial shut-in of the Grimes field resulting from pipeline maintenance that occurred from April 21 through June 5, 2009. Our average realized price for natural gas increased $0.92 per Mcf (29%) from $3.20 per Mcf in the second quarter of 2009 to $4.12 per Mcf for the second quarter of 2010.

        Other Revenues.    Other revenues increased by $0.8 million (95%) to $1.6 million in the second quarter of 2010 from $0.8 million in the second quarter of 2009. The increase is primarily due to a new contract, effective April 2010, related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain the revenues from such activities. The increase in other revenues is the result of sub-charter activities in the second quarter of 2010.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $1.6 million (6%) to $23.9 million in the second quarter of 2010 from $25.5 million in the second quarter of 2009. The decrease was due primarily to the sales of our producing properties in Texas which occurred throughout the second quarter of 2010. Production expenses attributable to the Texas properties were $2.9 million in the second quarter of 2009 and $0.9 million in the second quarter of 2010. Excluding the Texas properties, production expenses increased slightly (2%) from $22.7 million in the second quarter of 2009 to $23.0 million in the second quarter of 2010. The increase was primarily due to (i) scheduled maintenance performed at Platform Gail and Platform Holly in the second quarter of 2010 and (ii) higher non-recurring well maintenance costs at Platform Gail in the second quarter of 2010. These increases were largely offset by (i) decreases in supplemental property taxes incurred in 2010 as compared to 2009 and (ii) lower non-recurring well maintenance costs incurred at Platform Holly in the second quarter of 2010. On a per unit basis, LOE increased to $13.65 per BOE in the second quarter of 2010 from $12.46 per BOE in the same period in 2009. Excluding the Texas properties, LOE per BOE increased from $12.09 per BOE in the second quarter of 2009 to $13.63 per BOE in the second quarter of 2010. In addition to the factors discussed above, lower production levels realized in the second quarter of 2010 compared to the second quarter of 2009 contributed to the increase on a per unit basis.

        Transportation Expenses.    Transportation expenses increased $2.2 million (299%) to $3.0 million in the second quarter of 2010 from $0.8 million in the second quarter of 2009. On a per BOE basis, transportation expenses increased $1.43 per BOE, from $0.41 per BOE in the second quarter of 2009 to $1.84 per BOE in the second quarter of 2010. The increase is primarily due to a new contract, effective April 2010, related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when not in use transporting production from the South Ellwood field (see "—Other Revenues"). We also incurred additional transportation costs from the use of a single-hulled barge during the transition period to the double-hulled barge. We expect that our transportation costs will be higher until the transition to the double-hulled barge is complete, which is expected to occur late in the third quarter of 2010. Additionally, transportation expense for the second quarter of 2009 includes demurrage reimbursements related to the single-hulled barge, which reduced our overall transportation expense for the 2009 quarter.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $1.9 million (9%) to $18.7 million in the second quarter of 2010 from $20.6 million in the second quarter of 2009. The decrease is related to (i) a lower amortizable base in the second quarter of 2010 resulting from the application of the net proceeds from the sales of our Texas producing properties and (ii) lower production in the second quarter 2010 compared to the second quarter of 2009. DD&A expense on a per unit basis increased slightly from $11.08 per BOE for the second quarter of 2009 to $11.32 per BOE in the second quarter of 2010.

        Accretion of Abandonment Liability.    Accretion expense increased $0.1 million (11%) to $1.5 million in the second quarter of 2010 from $1.4 million in the second quarter of 2009. The increase is primarily due to accretion from new wells drilled and completed in 2009 and the first six months of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2009	2010
Other general and administrative costs	$13,980	$13,721
Share-based compensation costs	910	1,720
One-time severance costs	—	1,254
General and administrative costs capitalized	(6,331)	(5,933)

General and administrative expense	$8,559	$10,762

        G&A expense increased $2.2 million (26%) to $10.8 million in the second quarter of 2010 from $8.6 million in the second quarter of 2009. The overall increase in G&A costs was primarily due to the following: (i) one-time severance payments of $1.3 million related to the sale of our Texas properties and the related closure of our Texas operations and (ii) non-cash share-based compensation expense of $1.1 million (net of amount capitalized) charged to G&A in the second quarter of 2010 compared to $0.5 million (net of amount capitalized) in the second quarter of 2009. We issued annual restricted stock awards in both the first quarter of 2010 and 2009. The fair value of the awards issued in the 2010 period was significantly greater than the grants in the 2009 period due to the increase in our stock price that occurred between the periods, which contributed to the increase in non-cash share-based compensation expense. Excluding the effect of the non-cash share-based compensation expense and one-time severance charges, G&A expense increased to $5.10 per BOE in the second quarter of 2010 from $4.36 per BOE in the second quarter of 2009. The increase on a per unit basis is primarily the result of lower production levels in the second quarter of 2010 compared with the second quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, increased $0.5 million (5%) from $9.8 million in the second quarter of 2009 to $10.3 million in the second quarter of 2010. The increase was primarily the result of higher interest costs related to the 11.50% senior notes outstanding in the second quarter of 2010 compared to the interest costs related to the 8.75% senior notes outstanding during the second quarter of 2009. The increase was partially offset by lower interest costs related to the second lien term loan in the second quarter of 2010 resulting from principal reductions funded by the proceeds of the Texas sales.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs remained constant at $0.7 million for both the second quarter of 2009 and the second quarter of 2010.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $11.7 million in the second quarter of 2010 and $2.8 million in the 2009 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $4.6 million in the second quarter of 2010 compared to realized losses of $5.1 million in the second quarter of 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2009	2010
Realized commodity derivative (gains) losses	$(16,288)	$(10,345)
Amortization of commodity derivative premiums	6,048	5,658
Unrealized commodity derivative (gains) losses for changes in fair value	60,723	(13,873)

Commodity derivative (gains) losses	$50,483	$(18,560)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the second quarter of 2010 and the same period in 2009 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in both 2008 and 2009. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and June 30, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. The income tax benefit we recorded for the three months ended June 30, 2009 primarily relates to the reduction of a portion of the federal AMT expense recorded in the first quarter of 2009 resulting from the sale of the Hastings Complex in February 2009. No income tax expense was recorded for the three months ended June 30, 2010 due to our valuation allowance.

        Net Income (Loss).    Net income for the second quarter of 2010 was $3.7 million compared to net loss of $59.5 million for the same period in 2009. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $32.0 million (27%) to $151.4 million for the six months ended June 30, 2010 from $119.4 million for the same period in 2009. The increase was primarily due to an increase in realized oil and natural gas prices, partially offset by a decrease in production as described below.

        Oil sales increased by $23.9 million (33%) for the first half of 2010 to $96.9 million compared to $73.0 million in the first half of 2009. Oil production decreased by 17%, with production of 1,481 MBbls in the first half of 2010 compared to 1,782 MBbls in the first half of 2009. The production decrease was primarily due to the sale of the Hastings Complex in early February 2009 and the sales of our remaining producing properties in Texas in the second quarter of 2010. The Texas properties (including Hastings) contributed 265 MBbls during the first six months of 2009 compared to 112 MBbls in the first six months of 2010. Excluding production from the Texas properties, production decreased by 148 MBbls (10%) from 1,517 MBbls in the first six months of 2009 to 1,369 MBbls in the first six months of 2010. This decrease is primarily due to (i) lower oil production from the Sockeye field as a result of wells that were taken offline in the first quarter in connection with development activities and (ii) annual maintenance on Platform Gail and Platform Holly resulting in scheduled downtime in the second quarter of 2010. During 2009, we did not incur scheduled downtime at Platform Gail and we performed the annual maintenance at Platform Holly in July. Our average realized price for oil increased $26.77 (64%) from $41.67 per Bbl in the first six months of 2009 to $68.44 per Bbl for the first six months of 2010.

        Natural gas sales increased $8.1 million (17%) in the first half of 2010 to $54.5 million compared to $46.4 million in the first half of 2009. Natural gas production decreased 6%, with production of 11,513 MMcf in the first half of 2010 compared to 12,198 MMcf in the first half of 2009. The decrease was due in large part to the sales of our producing properties in Texas which occurred during the second quarter of 2010. The Texas properties contributed 801 MMcf during the first half of 2009 compared to 341 MMcf in the first half of 2010. Excluding production from the Texas properties, production decreased by 225 MMcf (2%) from 11,397 MMcf in the first half of 2009 to 11,172 MMcf in the first half of 2010. The slight decrease in production is due to (i) lower drilling and recompletion activity in the Sacramento Basin in the latter part of 2009 and natural decline of production in the Sacramento Basin and (ii) pipeline maintenance issues affecting one Sacramento Basin field during the 2010 period. Our average realized price for natural gas increased $0.92 per Mcf (24%) from $3.81 per Mcf in the first half of 2009 to $4.73 per Mcf for the first half of 2010.

        Other Revenues.    Other revenues increased by $0.7 million (41%) to $2.4 million in the first half of 2010 from $1.7 million in the first half of 2009. The increase is primarily due to a new contract, effective April 2010, related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain the revenues from such activities. The increase in other revenues is the result of sub-charter activities in the first half of 2010.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $5.3 million (10%) to $47.0 million in the first half of 2010 from $52.3 million in the first half of 2009. The decrease was primarily due to the sale of the Hastings Complex in early February 2009 and the sale of our remaining Texas properties in the second quarter of 2010. Production expenses attributable to the Texas properties (including Hastings) were $7.5 million in the first half of 2009 and $3.4 million in the first half of 2010. Excluding the Texas properties, production expenses decreased by $1.2 million (3%) from $44.8 million in the first half of 2009 to $43.6 million in the first half of 2010. The decrease was due to (i) lower supplemental property taxes incurred in 2010 as compared to 2009 and (ii) lower non-recurring well maintenance costs at Platform Holly in the first half of 2010 compared to the first half of 2009. These decreases were partially offset by (i) higher costs related to annual maintenance performed at Platform Gail and Platform Holly in the second quarter of 2010 and (ii) higher non-recurring well maintenance costs at Platform Gail in the first half of 2010. On a per unit basis, LOE increased from $12.12 per BOE in the first half of 2009 to $12.78 per BOE in the first half of 2010. Excluding the Hastings and Texas sales, LOE per BOE increased from $11.65 per BOE in the first half of 2009 to $12.60 per BOE in the first half of 2010. The increase on a per BOE basis is the result of decreased production levels in the first half of 2010 compared to the first half of 2009.

        Transportation Expenses.    Transportation expenses increased $2.9 million (159%) to $4.7 million in the first half of 2010 from $1.8 million in the first half of 2009. On a per BOE basis, transportation expenses increased $0.91 per BOE, from $0.47 per BOE in the first half of 2009 to $1.38 per BOE in the first half of 2010. The increase is primarily due to a new transportation contract, effective April 2010, related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when it is not in use transporting production from the South Ellwood field (see "—Other Revenues"). We also incurred additional transportation costs from the use of the single-hulled barge during the transition period from that barge to the double-hulled barge. We expect that our transportation costs will be higher until the transition to the double-hulled barge is complete, which is expected to occur late in the third quarter of 2010. Additionally, transportation expense for the first half of 2009 includes demurrage reimbursements related to the single-hulled barge, which reduced our overall transportation expense for the 2009 period.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $4.6 million (11%) to $38.7 million in the first half of 2010 from $43.3 million in the first half of 2009. The decrease is related to (i) a lower amortizable base in the second quarter of 2010 resulting from the application of the net proceeds from the sale of our Texas producing properties and (ii) lower production in the first half of 2010 compared to the first half of 2009. DD&A expense on a per unit basis remained relatively constant at $11.39 per BOE for the first half of 2010 compared to $11.35 per BOE in the first half of 2009.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million (14%) to $3.1 million in the first half of 2010 from $2.7 million in the first half of 2009. The increase is primarily due to accretion from new wells drilled and completed in 2009 and the first half of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2010
Other general and administrative costs	$27,879	$27,438
Share-based compensation costs	2,030	3,360
One-time severance costs	—	1,254
General and administrative costs capitalized	(13,352)	(11,881)

General and administrative expense	$16,557	$20,171

        G&A expense increased $3.6 million (22%) to $20.2 million in the first half of 2010 from $16.6 million in the first half of 2009. The overall increase in G&A costs was primarily due to the following: (i) G&A costs capitalized in the first half of 2010 were lower than the amount capitalized in the first half of 2009 due to lower levels of drilling activity in the first quarter of 2010, (ii) one-time severance payments of $1.3 million related to the sale of our Texas properties and the related closure of our Texas operations and (iii) non-cash share-based compensation expense of $2.2 million (net of amount capitalized) charged to G&A in the first half of 2010 compared to $0.9 million (net of amount capitalized) in the first half of 2009. We issued annual restricted stock awards in both the first quarter of 2010 and 2009. The fair value of the awards issued in the 2010 period was significantly greater than the grants in the 2009 period due to the increase in our stock price between the periods, which contributed to the increase in non-cash share-based compensation expense. Excluding the effect of the non-cash share-based compensation expense and one-time severance charges, G&A expense increased to $4.93 per BOE in the first half of 2010 from $4.11 per BOE in the first half of 2009. The increase on a per unit basis is primarily the result of lower production levels in the first half of 2010 compared with the first half of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, remained relatively constant at $21.0 million in the first half of 2009 compared to $20.4 million in the first half of 2010.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs remained relatively constant at $1.5 million in the first half of 2009 and $1.4 million in the first half of 2010.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $16.7 million in the first half of 2010 and unrealized gains of $0.2 million in the 2009 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $9.1 million in both the first half of 2010 and the first half of 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2010
Realized commodity derivative (gains) losses	$(47,073)	$(13,006)
Amortization of commodity derivative premiums	10,663	11,315
Unrealized commodity derivative (gains) losses for changes in fair value	38,334	(53,344)

Commodity derivative (gains) losses	$1,924	$(55,035)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first half of 2010 and the first half of 2009 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and June 30, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. The income tax expense we recorded for the six months ended June 30, 2009 primarily relates to federal AMT resulting from the sale of the Hastings Complex in February 2009. The income tax benefit we recorded for the six months ended June 30, 2010 relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years.

        Net Income (Loss).    Net income for the first half of 2010 was $47.7 million compared to net loss of $34.3 million for the same period in 2009. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Cash provided by operating activities	$47,260	$55,108
Cash (used in) provided by investing activities	60,686	5,174
Cash (used in) provided by financing activities	(106,553)	(58,497)

        Net cash provided by operating activities was $55.1 million in the first six months of 2010 compared with $47.3 million in the first six months of 2009. Cash flows from operating activities in the first six months of 2010 as compared to the first six months of 2009 were favorably impacted by increases in commodity prices partially offset by decreased production.

        Net cash provided by investing activities was $5.2 million in the first six months of 2010 and $60.7 million in the first six months of 2009. The primary investing activities in the first six months of 2010 were the receipt of $99.4 million in net cash proceeds from the sales of our Texas producing properties in the second quarter of 2010, offset by $90.7 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in the first six months of 2009 were the receipt of $200.1 million in cash proceeds from the sale of the Hastings Complex offset by $116.7 million in capital expenditures on oil and natural gas properties related to our 2009 capital expenditure program and $21.3 million paid to acquire certain Sacramento Basin assets.

        Net cash used in financing activities was $58.5 million in the first six months of 2010 compared to $106.6 million during the first six months of 2009. The primary financing activities in the first six months of 2010 were $31.9 million in net payments made on our revolving credit facility and $30.7 million of principal repayments on the second lien term loan, both of which were primarily funded by proceeds from the sales of our producing properties in Texas. The primary financing activities in the first six months of 2009 were $84.7 million in net payments made on our revolving credit facility and $5.5 million of principal payments on the second lien term loan, both of which were primarily funded by proceeds from the Hastings Complex sale. Additionally, we paid approximately $15.3 million in May 2009 to settle financed derivative premiums.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $96.2 million in the first six months of 2010, will be approximately $220 million in 2010. We expect to fund our 2010 capital expenditure budget primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility and the proceeds from the sale of our Texas producing assets and capital raising transactions that may include joint venture transactions and/or an issuance of equity. In a series of transactions that occurred during the second quarter of 2010, we completed the divesture of our Texas producing properties. The proceeds from the sales were used to reduce the principal balances of our revolving credit facility and second lien term loan by approximately $66.9 million and $30.7 million, respectively. Additional uncertainties relating to our capital resources and requirements in 2010 include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

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

        The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base which was re-affirmed by the lenders in May 2010 at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of July 30, 2010, we have $31.0 million outstanding under the facility and $89.9 million in available borrowing capacity. We paid $66.9 million toward the principal balance of our revolving credit facility during the second quarter of 2010 with the proceeds from the sales of our Texas producing properties.

        Second Lien Term Loan.    We entered into a $500.0 million senior secured second lien term loan agreement in May 2007. The term loan agreement contains customary representations, warranties, events of default and indemnities and certain customary operational covenants, including covenants that restrict our ability to incur additional indebtedness. The agreement requires us to maintain derivative contracts covering at least 50% of our projected oil and natural gas production on an annual basis until the maturity date of the term loan. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of such projected oil and gas production in any month. The agreement also prohibits us from paying dividends on our common stock. The agreement will require us to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets. We repaid $30.7 million of principal under the facility in the second quarter of 2010 after the sales of our Texas producing properties and $5.5 million of principal in February 2009 after the Hastings Complex sale. The maturity date of the principal on the second lien term loan is May 8, 2014.

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

Off-Balance Sheet Arrangements

        At June 30, 2010, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of June 30, 2010, we had entered into swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 - December 31, 2010:
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

        We also use natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our natural gas basis swaps as of June 30, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
July 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2010 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Fortis Bank	NYMEX	1,000	$66.75	Jul 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Jul 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Jul 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Jul 1 - Dec 31, 10
Call Spread	Scotia Capital	NYMEX	1,000	$72.80/$95.00	Jul 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	3,500	$73.00/$85.00	Jul 1 - Dec 31, 10
Put	Scotia Capital	NYMEX	1,850	$40.00	Jul 1 - Dec 31, 10
Collar	KeyBank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11
Put	KeyBank	NYMEX	2,000	$50.00	Jan 1 - Dec 31, 11
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10	Jul 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20	Jul 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35	Jul 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95	Jul 1 - Dec 31, 10
Call (sold)	RBS	NYMEX	10,000	$9.00	Jul 1 - Dec 31, 10
Call Spread	RBS	NYMEX	10,000	$10.35/$9.00	Jul 1 - Dec 31, 10
Call Spread	RBS	NYMEX	900	$12.20/$9.00	Jul 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	6,000	$11.95/$9.00	Jul 1 - Dec 31, 10
Call Spread	RBS	NYMEX	26,900	$9.00/$7.00	Jul 1 - Dec 31, 10
Call Spread	RBS	NYMEX	1,000	$9.10/$7.00	Jul 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00	Jul 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09	Jul 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22	Jul 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05	Jul 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.20	Jul 1 - Dec 31, 10
Basis Swap	KeyBank	PG&E Citygate	14,000	$0.10	Jul 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Collar	Bank of Montreal	NYMEX	24,000	$5.75/$7.12	Jan 1 - Dec 31, 11
Call (purchased)	RBS	NYMEX	12,000	$13.50	Jan 1 - Dec 31, 11
Call (purchased)	Bank of Montreal	NYMEX	12,000	$7.12	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	KeyBank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Jan 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	11,600	$0.27	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12

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

        In addition, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We generally have netting arrangements with our counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to our derivative contracts are also lenders, or affiliates of lenders, under our revolving credit facility. Collateral under the revolving credit facility supports our collateral obligations under our derivative contracts. Therefore, we are not required to post additional collateral when we are in a derivative liability position. Our revolving credit facility and our derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of June 30, 2010, the fair value of our commodity derivatives was a net asset of $62.9 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of July 30, 2010, there was approximately $494.8 million outstanding under those facilities. We entered into interest rate swap transactions to limit our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through May 2014 whereby we pay a fixed interest rate of 3.840% and receive a floating interest rate based on the three-month LIBO rate. As a result, $500 million of our variable rate debt effectively bears interest at a fixed rate of approximately 7.8% until May 2014. Accordingly, we expect to be subject to interest rate risk until that time only with respect to variable rate borrowings in excess of $500.0 million. As of June 30, 2010, there was approximately $489.8 million of variable rate borrowings. We expect to monitor the market for economically advantageous opportunities to reduce our interest rate swap to more closely align the notional amount with the outstanding principal balance of our second lien term loan. As of June 30, 2010, the fair value of our interest rate derivatives was a liability of $43.1 million.

        See notes to our condensed consolidated financial statements for a discussion of our long-term debt as of June 30, 2010.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Not Applicable

Item 1A.    RISK FACTORS

Changes in applicable laws and regulations could increase our costs, reduce demand for our production, impede our ability to conduct operations or have other adverse effects on our business.

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. The nature and scope of those restrictions will be determined in significant part through implementing regulations to be adopted by the SEC, the Commodities Futures Trading Commission and other regulators. We are currently assessing the likely impact of the Reform Act on our operations, and this assessment will continue as the regulatory process contemplated by the Reform Act progresses. If, as a result of the Reform Act or its implementing regulations, capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our credit facilities. In addition, requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy. We are more vulnerable to the adverse consequences of changes in laws and regulations relating to derivatives than many of our competitors because we hedge a relatively large proportion of our expected production and because our hedging strategy is integral to our overall business strategy.

        In addition, the Secretary of the U.S. Department of Interior imposed a drilling moratorium in May 2010, which delayed a planned redrill of an inactive well from Platform Gail. That moratorium has subsequently been lifted for wells drilled from Platform Gail. However, additional moratoria, or similar rules promulgated by other governmental authorities, could have significant impacts on our operations in the future.

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

August 2, 2010

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
Name: Timothy A. Ficker
Title: Chief Financial Officer