Form 10-Q
period 2010-09-30
Venoco, Inc.
filed 2010-11-02
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

        As of September 30, 2010, there were 55,656,200 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

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

  •
  the existence of unanticipated liabilities or problems, including those relating to acquired businesses or properties or to equipment failure;

  •
  difficulties involved in the integration of operations we have acquired or may acquire in the future;

  •
  factors affecting the nature and timing of our capital expenditures;

  •
  the impact and costs related to compliance with or changes in laws or regulations governing or affecting our operations, including changes resulting from the Deepwater Horizon well blowout in the Gulf of Mexico, from the Dodd-Frank Wall Street Reform and Consumer Protection Act or its implementing regulations and from regulations relating to greenhouse gas emissions;

  •
  delays, denials or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;

  •
  environmental liabilities;

  •
  natural disasters, including severe weather;

  •
  loss of senior management or technical personnel;

  •
  acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

  •
  risk factors discussed in this report; and

  •
  other factors, many of which are beyond our control.

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2010

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2010	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and the Three and Nine Months Ended September 30, 2010	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and the Three and Nine Months Ended September 30, 2010	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2010	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults upon Senior Securities	53
Item 4.	Removed and Reserved	53
Item 5.	Other Information	54
Item 6.	Exhibits	54
Signatures		55

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2009	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419	$10
Accounts receivable, net of allowance for doubtful accounts of $900 and $700 at December 31, 2009 and September 30, 2010, respectively	33,853	32,585
Inventories	6,139	5,915
Other current assets	4,276	5,942
Income taxes receivable	3,116	12,034
Deferred income taxes	8,400	—
Commodity derivatives	34,611	48,536

Total current assets	90,814	105,022

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,640,967	1,686,491
Unproved	31,934	42,886
Accumulated depletion	(1,073,664)	(1,128,576)

Net oil and gas properties	599,237	600,801
Other property and equipment, net of accumulated depreciation and amortization of $14,875 and $16,406 at December 31, 2009 and September 30, 2010, respectively	20,193	19,208

Net property, plant and equipment	619,430	620,009

OTHER ASSETS:
Commodity derivatives	18,720	32,085
Deferred loan costs	7,908	6,444
Other	2,671	2,645

Total other assets	29,299	41,174

TOTAL ASSETS	$739,543	$766,205

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$56,855	$47,463
Interest payable	4,885	9,466
Commodity and interest derivatives	49,709	27,654

Total current liabilities	111,449	84,583
LONG-TERM DEBT	695,029	647,900
COMMODITY AND INTEREST DERIVATIVES	15,076	34,058
ASSET RETIREMENT OBLIGATIONS	92,485	94,476

Total liabilities	914,039	861,017
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 52,513,397 and 55,656,200 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively)	525	557
Additional paid-in capital	325,871	342,438
Retained earnings (accumulated deficit)	(500,892)	(437,807)

Total stockholders' equity	(174,496)	(94,812)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,543	$766,205

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
REVENUES:
Oil and natural gas sales	$69,284	$69,220	$188,726	$220,597
Other	859	1,507	2,547	3,893

Total revenues	70,143	70,727	191,273	224,490
EXPENSES:
Oil and natural gas production	28,015	22,449	80,280	69,466
Transportation expense	1,144	3,065	2,954	7,753
Depletion, depreciation and amortization	21,974	19,475	65,265	58,191
Accretion of asset retirement obligations	1,429	1,518	4,174	4,649
General and administrative, net of amounts capitalized	9,607	8,264	26,164	28,435

Total expenses	62,169	54,771	178,837	168,494

Income (loss) from operations	7,974	15,956	12,436	55,996
FINANCING COSTS AND OTHER:
Interest expense, net	9,327	10,117	30,282	30,539
Amortization of deferred loan costs	751	499	2,224	1,855
Interest rate derivative losses (gains), net	4,791	11,048	13,691	36,848
Loss on extinguishment of debt	—	—	582	—
Commodity derivative losses (gains), net	7,577	(20,896)	9,501	(75,931)

Total financing costs and other	22,446	768	56,280	(6,689)

Income (loss) before income taxes	(14,472)	15,188	(43,844)	62,685
Income tax provision (benefit)	(9,200)	(200)	(4,300)	(400)

Net income (loss)	$(5,272)	$15,388	$(39,544)	$63,085

Earnings per common share:
Basic	$(0.10)	$0.28	$(0.78)	$1.16
Diluted	$(0.10)	$0.28	$(0.78)	$1.14
Weighted average common shares outstanding:
Basic	50,826	52,410	50,770	51,844
Diluted	50,826	53,259	50,770	52,750

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss)	$(5,272)	$15,388	$(39,544)	$63,085
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities:
Reclassification adjustments for settled contracts	222	—	1,424	—

Other comprehensive income (loss)	222	—	1,424	—

Comprehensive income (loss)	$(5,050)	$15,388	$(38,120)	$63,085

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2009	52,513	$525	$325,871	$(500,892)	$(174,496)
Issuance of stock pursuant to stock incentive plans	1,538	16	10,693	—	10,693
Issuance of restricted shares, net of cancellations	1,605	16	(16)	—	—
Share-based compensation	—	—	5,890	—	5,890
Net income (loss)	—	—	—	63,085	63,085

BALANCE AT SEPTEMBER 30, 2010	55,656	$557	$342,438	$(437,807)	$(94,812)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,544)	$63,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	65,265	58,191
Accretion of asset retirement obligations	4,174	4,649
Deferred income tax provision (benefit)	—	8,400
Share-based compensation	2,000	4,118
Amortization of deferred loan costs	2,224	1,855
Amortization of bond discounts and other non-cash interest	339	441
Loss on extinguishment of debt	582	—
Unrealized interest rate swap derivative losses (gains)	(160)	23,285
Unrealized commodity derivative losses (gains) and amortization of premiums and other comprehensive loss	75,060	(52,062)
Changes in operating assets and liabilities:
Accounts receivable	10,775	6,393
Inventories	(2,492)	(105)
Other current assets	(380)	(1,776)
Income taxes receivable	(4,916)	(8,918)
Other assets	(925)	26
Accounts payable and accrued liabilities	(11,921)	(4,912)
Net premiums paid on derivative contracts	(10,382)	(6,711)

Net cash provided by operating activities	89,699	95,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(147,891)	(152,353)
Acquisitions of oil and natural gas properties	(21,681)	(2,645)
Expenditures for other property and equipment	(1,600)	(2,331)
Proceeds from sale of oil and natural gas properties	197,653	98,103

Net cash (used in) provided by investing activities	26,481	(59,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	107,156	105,000
Principal payments on long-term debt	(219,167)	(152,570)
Payments for deferred loan costs	(333)	(281)
Proceeds from stock incentive plans and other	446	10,709

Net cash (used in) provided by financing activities	(111,898)	(37,142)

Net increase (decrease) in cash and cash equivalents	4,282	(409)
Cash and cash equivalents, beginning of period	191	419

Cash and cash equivalents, end of period	$4,473	$10

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$30,460	$25,583
Cash paid for income taxes	$616	$250
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$11,224	$18,325
Increase (decrease) in accrued capital expenditures	$(18,979)	$3,090

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs. The Company incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2009 and September 30, 2010 since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax benefit for the nine months ended September 30, 2009 relates to a reduction of prior year current income tax expense ($6.6 million benefit), partially offset by federal AMT (primarily related to the Hastings transaction) and state income tax expense of $2.3 million. The income tax benefit for the nine months ended September 30, 2010, relates to an increase in the estimated net operating loss carryback claims for the 2003 through 2005 tax years and a reduction in the amount owed for prior year state income taxes.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's federal income tax returns for the 2003, 2004 and 2005 tax years have been examined by the U.S. Internal Revenue Service ("IRS"). In the second quarter of 2010, the IRS adjusted the Company's taxable income for the tax years 2005 through 2008 for disallowed deductions from the 2003 and 2004 examinations (no adjustments resulted from the 2005 examination). As part of that process with the IRS, the Company carried back net operating losses ("NOL") to tax years 2003 through 2005, which resulted in federal tax refunds of $8.6 million. Although the IRS did not examine the 2006 through 2008 tax years, it did conduct an analysis of significant transactions and other significant income and deductions for those years in connection with the Company's NOL carryback claims. The 2007 through 2009 tax years remain open to examination by the IRS.

        During the third quarter of 2010, the California Department of Revenue completed an examination of the Company's 2003 and 2004 California income tax returns. No adjustments resulted from this examination other than adjustments related to the finalization of the federal examinations discussed above, which the Company had previously provided for in its liability for uncertain state tax positions. The 2006 through 2009 tax years remain open to examination by the various state jurisdictions.

        Due to the finalization of the 2003, 2004 and 2005 federal examinations, the NOL carryback claims filed with the IRS and the finalization of the 2003 and 2004 California examinations, the Company believes that it has no liability for uncertain tax positions.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Dilutive	—	4,843	—	4,884
Anti-dilutive	5,054	148	4,917	511

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss)	$(5,272)	$15,388	$(39,544)	$63,085
Allocation of net income to unvested restricted stock	—	(746)	—	(2,982)

Net income (loss) allocated to common stock	$(5,272)	$14,642	$(39,544)	$60,103

Basic weighted average common shares outstanding	50,826	52,410	50,770	51,844
Add: dilutive effect of stock options	—	849	—	906

Diluted weighted average common shares outstanding	50,826	53,259	50,770	52,750

Basic earnings per common share	$(0.10)	$0.28	$(0.78)	$1.16
Diluted earnings per common share	$(0.10)	$0.28	$(0.78)	$1.14

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

Resources, Inc. ("Denbury"), which purchased the overriding royalty interest in the Hastings Complex. The aggregate net proceeds from the transactions were $98.1 million (after closing adjustments and related expenses). The Company used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan. The Company did not recognize a gain or loss for financial reporting purposes on the sale in accordance with the full cost method of accounting, but applied the proceeds from the Texas Sales to reduce the capitalized cost of its oil and natural gas properties. As a result of the Texas Sales, the Company no longer has any interests in producing oil and natural gas properties in Texas. The Company did, however, retain its 22.3% reversionary working interest in the Hastings Complex.

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

        As a result of the sale, Denbury committed to a development plan related to a CO2 enhanced recovery project that will require it to make minimum capital expenditures in the amount of $178.7 million by the end of 2014. As part of the plan, Denbury is responsible for providing the necessary CO2. The Company retained an overriding royalty interest of 2.0% in the production from the properties, which, as described above, was subsequently sold to Denbury in the second quarter of 2010. In addition, the Company has the right to back-in to a working interest of approximately 22.3% in the CO2 project after Denbury recoups certain costs.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Revolving credit agreement due January 2013	$57,860	$41,000
Second lien term loan due May 2014	494,485	463,776
11.50% senior notes due October 2017	142,684	143,124

Total long-term debt	695,029	647,900
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$695,029	$647,900

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

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. As of October 29, 2010, the Company had available borrowing capacity of $101.0 million under the facility, net of the outstanding balance of $20.0 million and $4.0 million in outstanding letters of credit.

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

        The Company was in compliance with all debt covenants at September 30, 2010.

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        Commodity Derivative Agreements.    The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil and natural gas production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions and use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company has paid and received premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At September 30, 2010, the balance of unamortized net derivative premiums paid was $23.1 million, of which $5.7 million, $10.1 million, $6.6 million and $0.7 million will be amortized in the remainder of 2010, 2011, 2012 and 2013, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Realized commodity derivative (gains) losses	$(16,675)	$(10,863)	$(63,748)	$(23,869)
Amortization of commodity derivative premiums	5,999	5,657	16,662	16,972
Unrealized commodity derivative (gains) losses for changes in fair value:	18,253	(15,690)	56,587	(69,034)

Commodity derivative (gains) losses	$7,577	$(20,896)	$9,501	$(75,931)

        As of September 30, 2010, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2010:
Swaps	1,000	$66.75	—	—
Swap arrangements(1)	—	—	11,000	$7.00
Collars(1)	5,150	$60.00/$86.53	6,900	$7.50/$7.00
Collar arrangements(1)(2)	—	—	10,000	$6.00/$7.00
Puts	1,850	$40.00	31,000	$6.00
January 1 - December 31, 2011:
Collars(1)	5,000	$50.00/$100.00	12,000	$5.75/$7.12
Puts(1)	2,000	$50.00	48,000	$6.31
January 1 - December 31, 2012:
Collars(1)	3,000	$60.00/$121.10	—	—
Puts(1)	—	—	37,300	$5.81
January 1 - December 31, 2013:
Collars(1)	—	—	20,000	$5.00/$7.02

(1)
Reflects the impact of call spreads and purchased calls, which are transactions entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

(2)
Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.

        The Company also uses natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of its natural gas is sold. The Company's natural gas basis swaps as of September 30, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

        In October 2010, the Company settled natural gas puts on 12,000 MMBtu per day at $7.50 per MMBtu and settled a $5.75 by $7.12 per MMBtu natural gas collar on 12,000 MMBtu per day. Both settled contracts were effective for the period from January 1, 2011 through December 31, 2011. The Company received approximately $19.1 million in proceeds from the settlements. The Company also entered into natural gas swaps at $4.44 per MMBtu on 24,000 MMBtu per day for the period from January 1, 2011 through December 31, 2011.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Interest Rate Swap.    The Company has entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings through May 2014. The Company pays a fixed interest rate of 3.840% and receives a floating interest rate based on the one-month LIBO rate, with settlements made monthly. As a result of the interest rate swap agreement, $500 million of the Company's variable rate debt effectively bears interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Realized interest rate derivative (gains) losses	$4,781	$4,495	$13,851	$13,563
Unrealized interest rate derivative (gains) losses	10	6,553	(160)	23,285

Interest rate derivative (gains) losses, net	$4,791	$11,048	$13,691	$36,848

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2009 and September 30, 2010 are summarized below. The net fair value of the Company's derivatives increased by $30.4 million from a net liability of $11.5 million at December 31, 2009 to a net asset of $18.9 million at September 30, 2010, primarily due to changes in futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives and changes to the Company's commodity derivative portfolio during the period. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2009	September 30, 2010
Current Assets—Commodity derivatives:
Oil derivative contracts	$12,461	$3,919
Gas derivative contracts	22,150	44,617

	34,611	48,536

Other Assets—Commodity derivatives:
Oil derivative contracts	296	247
Gas derivative contracts	18,424	31,838

	18,720	32,085

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(25,690)	(9,533)
Gas derivative contracts	(7,787)	(833)
Interest rate derivative contracts	(16,232)	(17,288)

	(49,709)	(27,654)

Commodity and interest derivatives:
Oil derivative contracts	—	(1,644)
Gas derivative contracts	(4,968)	(77)
Interest rate derivative contracts	(10,108)	(32,337)

	(15,076)	(34,058)

Net derivative (liability) asset	$(11,454)	$18,909

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2010 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2010
Assets (Liabilities):
Commodity derivative contracts	$—	$80,621	$—	$80,621
Commodity derivative contracts	—	(12,087)	—	(12,087)
Interest rate derivative contracts	—	(49,625)	—	(49,625)

        The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

        Commodity Derivative Contracts.    The Company's commodity derivative instruments consist primarily of swaps, collars and option contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

        Interest Rate Derivative Contracts.    The Company's interest rate swap is valued using an industry standard model, based on an income approach that utilizes quoted forward prices for interest rates, time value and contractual interest rates per the swap contract. The discount rates used in the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. FAIR VALUE MEASUREMENTS (Continued)

assumption include a component of non-performance risk. The interest rate swap is designated as level 2 within the fair value hierarchy. The Company utilizes the relevant counterparties' valuations to assess the reasonableness of the calculated fair values.

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

	December 31, 2009		September 30, 2010
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$57,860	$57,860	$41,000	$41,000
Second lien term loan	494,485	445,037	463,776	435,949
11.50% senior notes	142,684	142,545	143,124	159,168

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2009 and 2010 (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Asset retirement obligations at beginning of period	$80,579	$92,985
Revisions of estimated liabilities	332	710
Liabilities incurred/acquired	6,742	4,366
Liabilities settled	(564)	(1,942)
Disposition of properties	(2,993)	(5,292)
Accretion expense	4,174	4,649

Asset retirement obligations at end of period	88,270	95,476
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,075)	(1,000)

Long-term asset retirement obligations	$87,195	$94,476

7. CAPITAL STOCK

        The Company has 61.3 million shares of common stock issued or reserved for issuance at September 30, 2010. At September 30, 2010, the Company has 55.7 million common shares issued and outstanding, of which 2.6 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2010, the Company had approximately 1.7 million options outstanding and 3.3 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

        In October 2010, the Company filed a prospectus supplement to its existing registration statement on Form S-3, under which it may from time to time sell an aggregate of up to $75 million of its common stock through an "at-the-market" program. No shares have been sold under the program.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company, other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of September 30, 2010, there are a total of 1,683,498 options outstanding with a weighted average exercise price of $10.88 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company. Unexercised options expire when an option holder elects to terminate employment or if the Company terminates the holder's employment for misconduct. If the Company terminates a holder's employment other than for misconduct, unvested options generally terminate and the holder has a limited period of time within which to exercise vested options, unless the award agreement provides otherwise.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        In 2009 the Company implemented a non-compensatory Employee Stock Purchase Plan (the "ESPP"), authorizing 1.5 million shares of common stock to be issued under the ESPP. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year.

        As of September 30, 2010, there were a total of 2,616,153 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 859,517 shares granted to its CEO. The restricted shares generally have a requisite service period of four years. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,475,029 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies for each calendar year. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of 954,065 awards with market conditions granted in February 2010 was estimated to be $10.65 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

        As of September 30, 2010, there was $0.3 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted-average period of 0.5 years, and $18.0 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted-average period of 3.0 years.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
General and administrative expense	$910	$1,660	$2,940	$5,020
Oil and natural gas production expense	190	290	510	870

Total share-based compensation costs	1,100	1,950	3,450	5,890
Less: share-based compensation costs capitalized	(294)	(563)	(1,450)	(1,772)

Share-based compensation expensed	$806	$1,387	$2,000	$4,118

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price
Outstanding, start of period	3,301,903	$8.92
Granted	—	$—
Exercised	(1,516,655)	$6.87
Cancelled	(101,750)	$8.23

Outstanding, end of period	1,683,498	$10.88

Exercisable, end of period	1,573,098	$10.46

        The following summarizes the Company's unvested restricted stock award activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	1,594,156	$7.20
Granted	1,843,435	$11.75
Vested	(582,758)	$9.09
Forfeited	(238,680)	$10.72

Non-vested, end of period	2,616,153	$9.66

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

(UNAUDITED)

9. CONTINGENCIES (Continued)

plaintiffs on the grounds that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2011. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity for events occurring prior to 1995, which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

  State Lands Commission Royalty Audit

        In 2004 the California State Lands Commission (the "SLC") initiated an audit of the Company's royalty payments for the period from August 1, 1997 through December 31, 2003 on oil and gas produced from the South Ellwood Field, State Leases 3120 and 3240 (the "Leases"). The audit period was subsequently extended through September 2009. In December 2009, the Company was notified that the SLC's audit for the period January 2004 through September 2009 (the "Audit Period") indicates that the Company underpaid royalties due on oil and gas production from the Leases during the Audit Period by approximately $5.8 million. Based on the Company's review of the SLC's audit contentions and additional historical records, the Company believes that it may have overpaid royalties due on oil and gas production during the Audit Period and for prior periods and may be owed a refund of such overpayments. The Company believes the position of the SLC is without merit and it intends to vigorously contest the audit findings and to enforce its rights for refunds of royalties it may have overpaid during the Audit Period and prior periods. The Company has not accrued any amounts related to the SLC audit contentions or potential refunds.

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2010. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418	$1	$—	$—	$419
Accounts receivable	29,453	3,939	461	—	33,853
Inventories	5,813	326	—	—	6,139
Other current assets	4,276	—	—	—	4,276
Income taxes receivable	3,116	—	—	—	3,116
Deferred income taxes	8,400	—	—	—	8,400
Commodity derivatives	34,611	—	—	—	34,611

TOTAL CURRENT ASSETS	86,087	4,266	461	—	90,814

PROPERTY, PLANT & EQUIPMENT, NET	697,270	(80,955)	3,115	—	619,430
COMMODITY DERIVATIVES	18,720	—	—	—	18,720
INVESTMENTS IN AFFILIATES	512,074	—	—	(512,074)	—
OTHER	10,235	344	—	—	10,579

TOTAL ASSETS	$1,324,386	$(76,345)	$3,576	$(512,074)	$739,543

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,129	$4,726	$—	$—	$56,855
Interest payable	4,885	—	—	—	4,885
Commodity and interest derivatives	49,709	—	—	—	49,709

TOTAL CURRENT LIABILITIES:	106,723	4,726	—	—	111,449

LONG-TERM DEBT	695,029	—	—	—	695,029
COMMODITY AND INTEREST DERIVATIVES	15,076	—	—	—	15,076
ASSET RETIREMENT OBLIGATIONS	84,925	6,638	922	—	92,485
INTERCOMPANY PAYABLES (RECEIVABLES)	597,129	(549,473)	(47,656)	—	—

TOTAL LIABILITIES	1,498,882	(538,109)	(46,734)	—	914,039

TOTAL STOCKHOLDERS' EQUITY	(174,496)	461,764	50,310	(512,074)	(174,496)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,386	$(76,345)	$3,576	$(512,074)	$739,543

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10	$—	$—	$—	$10
Accounts receivable	32,059	107	419	—	32,585
Inventories	5,915	—	—	—	5,915
Other current assets	5,942	—	—	—	5,942
Income tax receivable	12,034	—	—	—	12,034
Commodity derivatives	48,536	—	—	—	48,536

TOTAL CURRENT ASSETS	104,496	107	419	—	105,022

PROPERTY, PLANT & EQUIPMENT, NET	799,376	(185,513)	6,146	—	620,009
COMMODITY DERIVATIVES	32,085	—	—	—	32,085
INVESTMENTS IN AFFILIATES	519,381	—	—	(519,381)	—
OTHER	8,744	345	—	—	9,089

TOTAL ASSETS	$1,464,082	$(185,061)	$6,565	$(519,381)	$766,205

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,986	$477	$—	$—	$47,463
Interest payable	9,466	—	—	—	9,466
Commodity and interest derivatives	27,654	—	—	—	27,654

TOTAL CURRENT LIABILITIES:	84,106	477	—	—	84,583

LONG-TERM DEBT	647,900	—	—	—	647,900
COMMODITY AND INTEREST DERIVATIVES	34,058	—	—	—	34,058
ASSET RETIREMENT OBLIGATIONS	91,929	1,574	973	—	94,476
INTERCOMPANY PAYABLES (RECEIVABLES)	700,901	(651,718)	(49,183)	—	—

TOTAL LIABILITIES	1,558,894	(649,667)	(48,210)	—	861,017

TOTAL STOCKHOLDERS' EQUITY	(94,812)	464,606	54,775	(519,381)	(94,812)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,464,082	$(185,061)	$6,565	$(519,381)	$766,205

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$62,035	$7,249	$—	$—	$69,284
Other	688	64	1,484	(1,377)	859

Total revenues	62,723	7,313	1,484	(1,377)	70,143

EXPENSES:
Oil and natural gas production	25,257	2,086	672	—	28,015
Transportation expense	2,425	16	—	(1,297)	1,144
Depletion, depreciation and amortization	20,259	1,672	43	—	21,974
Accretion of asset retirement obligations	1,308	108	13	—	1,429
General and administrative, net of amounts capitalized	8,787	820	80	(80)	9,607

Total expenses	58,036	4,702	808	(1,377)	62,169

Income (loss) from operations	4,687	2,611	676	—	7,974

FINANCING COSTS AND OTHER:
Interest expense, net	10,267	(1)	(939)	—	9,327
Amortization of deferred loan costs	751	—	—	—	751
Interest rate derivative losses (gains), net	4,791	—	—	—	4,791
Commodity derivative losses (gains), net	7,577	—	—	—	7,577

Total financing costs and other	23,386	(1)	(939)	—	22,446

Equity in subsidiary income	2,621	—	—	(2,621)	—

Income (loss) before income taxes	(16,078)	2,612	1,615	(2,621)	(14,472)
Income tax provision (benefit)	(10,806)	992	614	—	(9,200)

Net income (loss)	$(5,272)	$1,620	$1,001	$(2,621)	$(5,272)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$69,318	$(98)	$—	$—	$69,220
Other	1,358	64	1,291	(1,206)	1,507

Total revenues	70,676	(34)	1,291	(1,206)	70,727

EXPENSES:
Oil and natural gas production	21,852	(11)	608	—	22,449
Transportation expense	4,184	1	—	(1,120)	3,065
Depletion, depreciation and amortization	19,310	28	137	—	19,475
Accretion of asset retirement obligations	1,471	30	17	—	1,518
General and administrative, net of amounts capitalized	8,191	44	115	(86)	8,264

Total expenses	55,008	92	877	(1,206)	54,771

Income (loss) from operations	15,668	(126)	414	—	15,956

FINANCING COSTS AND OTHER:
Interest expense, net	11,088	—	(971)	—	10,117
Amortization of deferred loan costs	499	—	—	—	499
Interest rate derivative losses (gains), net	11,048	—	—	—	11,048
Commodity derivative losses (gains), net	(20,896)	—	—	—	(20,896)

Total financing costs and other	1,739	—	(971)	—	768

Equity in subsidiary income	781	—	—	(781)	—

Income (loss) before income taxes	14,710	(126)	1,385	(781)	15,188
Income tax provision (benefit)	(678)	(48)	526	—	(200)

Net income (loss)	$15,388	$(78)	$859	$(781)	$15,388

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$165,290	$23,436	$—	$—	$188,726
Other	2,156	91	4,293	(3,993)	2,547

Total revenues	167,446	23,527	4,293	(3,993)	191,273

EXPENSES:
Oil and natural gas production	68,834	9,716	1,730	—	80,280
Transportation expense	6,651	55	—	(3,752)	2,954
Depletion, depreciation and amortization	59,154	6,021	90	—	65,265
Accretion of asset retirement obligations	3,790	344	40	—	4,174
General and administrative, net of amounts capitalized	24,119	2,045	241	(241)	26,164

Total expenses	162,548	18,181	2,101	(3,993)	178,837

Income (loss) from operations	4,898	5,346	2,192	—	12,436
FINANCING COSTS AND OTHER:
Interest expense, net	33,018	(5)	(2,731)	—	30,282
Amortization of deferred loan costs	2,224	—	—	—	2,224
Interest rate derivative losses (gains), net	13,691	—	—	—	13,691
Loss on extinguishment of debt	582	—	—	—	582
Commodity derivative losses (gains), net	9,501	—	—	—	9,501

Total financing costs and other	59,016	(5)	(2,731)	—	56,280

Equity in subsidiary income	6,370	—	—	(6,370)	—

Income (loss) before income taxes	(47,748)	5,351	4,923	(6,370)	(43,844)
Income tax provision (benefit)	(8,204)	2,033	1,871	—	(4,300)

Net income (loss)	$(39,544)	$3,318	$3,052	$(6,370)	$(39,544)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$210,370	$10,227	$—	$—	$220,597
Other	3,574	67	3,801	(3,549)	3,893

Total revenues	213,944	10,294	3,801	(3,549)	224,490

EXPENSES:
Oil and natural gas production	64,941	3,143	1,382	—	69,466
Transportation expense	11,030	13	—	(3,290)	7,753
Depletion, depreciation and amortization	55,957	1,831	403	—	58,191
Accretion of asset retirement obligations	4,369	229	51	—	4,649
General and administrative, net of amounts capitalized	26,124	2,236	334	(259)	28,435

Total expenses	162,421	7,452	2,170	(3,549)	168,494

Income (loss) from operations	51,523	2,842	1,631	—	55,996

FINANCING COSTS AND OTHER:
Interest expense, net	33,374	(1)	(2,834)	—	30,539
Amortization of deferred loan costs	1,855	—	—	—	1,855
Interest rate derivative losses (gains), net	36,848	—	—	—	36,848
Commodity derivative losses (gains), net	(75,931)	—	—	—	(75,931)

Total financing costs and other	(3,854)	(1)	(2,834)	—	(6,689)

Equity in subsidiary income	4,531	—	—	(4,531)	—

Income (loss) before income taxes	59,908	2,843	4,465	(4,531)	62,685
Income tax provision (benefit)	(3,177)	1,080	1,697	—	(400)

Net income (loss)	$63,085	$1,763	$2,768	$(4,531)	$63,085

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$63,998	$20,722	$4,979	$—	$89,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(134,547)	(11,893)	(1,451)	—	(147,891)
Acquisitions of oil and natural gas properties	(21,681)	—	—	—	(21,681)
Expenditures for property and equipment and other	(2,107)	507	—	—	(1,600)
Proceeds from sale of oil and natural gas properties	—	197,653	—	—	197,653

Net cash provided by (used in) investing activities	(158,335)	186,267	(1,451)	—	26,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	210,517	(206,989)	(3,528)	—	—
Proceeds from long-term debt	107,156	—	—	—	107,156
Principal payments on long-term debt	(219,167)	—	—	—	(219,167)
Payments for deferred loan costs	(333)	—	—	—	(333)
Proceeds from stock incentive plans and other	446	—	—	—	446

Net cash provided by (used in) financing activities	98,619	(206,989)	(3,528)	—	(111,898)

Net increase (decrease) in cash and cash equivalents	4,282	—	—	—	4,282
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$4,472	$1	$—	$—	$4,473

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$86,187	$4,811	$4,961	$—	$95,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(147,977)	(942)	(3,434)	—	(152,353)
Acquisitions of oil and natural gas properties	(2,645)	—	—	—	(2,645)
Expenditures for property and equipment and other	(2,331)	—	—	—	(2,331)
Proceeds from sale of oil and natural gas properties	—	98,103	—	—	98,103

Net cash provided by (used in) investing activities	(152,953)	97,161	(3,434)	—	(59,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	103,500	(101,973)	(1,527)	—	—
Proceeds from long-term debt	105,000	—	—	—	105,000
Principal payments on long-term debt	(152,570)	—	—	—	(152,570)
Payments for deferred loan costs	(281)	—	—	—	(281)
Proceeds from stock incentive plans and other	10,709	—	—	—	10,709

Net cash provided by (used in) financing activities	66,358	(101,973)	(1,527)	—	(37,142)

Net increase (decrease) in cash and cash equivalents	(408)	(1)	—	—	(409)
Cash and cash equivalents, beginning of period	418	1	—	—	419

Cash and cash equivalents, end of period	$10	$—	$—	$—	$10

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

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe have the potential to add significant reserves on a cost-effective basis and through selective acquisitions of underdeveloped properties. Our average net production was 18,087 BOE/d in the third quarter of 2010, compared to 20,264 BOE/d in the third quarter of 2009 and 18,190 BOE/d in the second quarter of 2010. Excluding production from our producing properties in Texas, which we sold in a series of transactions during the second quarter of 2010, our average net production was 18,087 BOE/d in the third quarter of 2010, compared to 18,705 BOE/d in the third quarter of 2009 and 17,608 BOE/d in the second quarter of 2010.

        In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2010 is $220 million, of which approximately $158.0 million was expended in the first nine months of 2010. We expect to spend approximately 49% of the budgeted amount on projects in the Sacramento Basin, 23% in our legacy Southern California fields, and 28% on onshore Monterey shale projects in Southern California. Our recently announced 2011 development, exploitation and exploration capital expenditure budget is $200 million, of which approximately 50% is expected to be deployed for onshore Monterey shale activities in Southern California, 30% to the Sacramento Basin, and the remaining 20% to activities at legacy Southern California fields. The aggregate levels of capital expenditures for the remainder of 2010 and for 2011, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably deployed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2010 capital spending program and the outlook for 2011:

Southern California—Exploitation and Development

        In the West Montalvo field, we have pursued an aggressive workover, recompletion and return to production program since acquiring the field in May 2007 that has resulted in significant production gains. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. To date in 2010, our principal activities in the field have been the completion of two wells that were spud toward the end of 2009. We do not plan any major activities in the field for the remainder of 2010, but our 2011 capital expenditure budget includes plans to drill two wells in the field.

        In the Sockeye field, we completed a hydraulic fracture of the E-8 well during the first quarter, and also completed a dual completion well that produces from the Monterey shale formation and injects into the Lower Topanga formation, increasing the sweep of the waterflood in that zone. A planned redrill of an inactive well that targets the Monterey shale formation was delayed as a result of a drilling moratorium imposed by the Secretary of the U.S. Department of the Interior. Wells drilled from Platform Gail are no longer subject to a moratorium and we plan to proceed with the redrill in the fourth quarter of 2010. Our 2011 capital expenditure budget contemplates minimal activity levels at Sockeye next year.

        At the South Ellwood field, we performed six recompletions during the first half of the year, but have minimal drilling-related activities planned for the remainder of 2010. We continue to work on advancing the permitting process for three of the five proved undeveloped locations on our existing leases and continue to perform the facilities work in order to begin drilling those locations in 2011. Our 2011 capital expenditure budget includes plans to drill one of our proved undeveloped locations and perform six recompletions at South Ellwood.

        In addition, our subsidiary Ellwood Pipeline, Inc. is pursuing the permits necessary to build a common carrier pipeline that would allow us to transport our oil from the South Ellwood field to refiners without the use of a barge or the marine terminal we currently use. We anticipate that approval hearings for the project will be held during the first half of 2011. While we believe the pipeline should be approved, the outcome of these hearings cannot be predicted. Pending completion of the pipeline, we expect to primarily use a double-hulled barge to transport oil production from the field, although we will use an older, single-hulled barge while modifications are made to the double-hulled barge necessary to address permitting requirements. We expect those modifications to be completed late in the fourth quarter of 2010. Beginning January 1, 2011, we will be required to use the double-hulled barge exclusively.

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

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. We expect to drill approximately 100 wells in 2010 and perform approximately 225 recompletions. During the first nine months of 2010, we spud 74 wells and performed 160 recompletions.

        We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin. We plan to fracture 12 wells in 2010, of which 11 were fractured in the first nine months of the year.

        We plan to reduce our focus on the basin in 2011 as a result of depressed natural gas prices and our increased focus on our oil-based Monterey shale activities. Our 2011 capital expenditure budget for the basin includes approximately 40 development wells, 220 recompletions, and 20 fracs. We anticipate the activity levels contemplated in our 2011 budget will result in average daily production in 2011 that is flat to slightly lower compared to expected 2010 average daily production. Production from the basin in the beginning of 2011 is expected to be relatively flat with the fourth quarter of 2010, then decline throughout the year as a result of the lower activity in 2011. We would expect to return to a focus on growth in the basin when natural gas prices improve.

Texas—Exploitation and Development

        In anticipation of the sale of our Texas producing assets (see "—Acquisitions and Divestitures"), we did not invest any significant capital in Texas in 2010.

Onshore Monterey Shale Activities

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale, a Miocene age strata. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Approximately 28% of our 2010 development, exploitation and exploration budget, or $62 million, is devoted to activities targeting the onshore Monterey shale formation. The budgeted expenditures include drilling eleven gross wells, aggressively adding to our acreage position, and completing the first phase of, what we believe is, California's largest 3D seismic shoot. To date, our onshore Monterey shale acreage position is approximately 162,000 gross and 120,000 net acres. An additional 60,000 gross and 50,000 net acres with Monterey shale production or potential are held by production.

        We spud eight onshore Monterey shale wells during the first nine months of the year, including six vertical evaluation wells and two horizontal development wells. We spud two more wells in October, our third horizontal and our seventh vertical. We expect to spud our fourth horizontal well by the end of the year, bringing the total gross number of wells spud in 2010 to 11 (seven vertical and four horizontal). Of the six vertical evaluation wells spud through nine months, three are in various stages of testing, one has been temporarily abandoned and will be evaluated as a water disposal well, one was used after evaluation as a pilot hole for our first horizontal development well, and one reached total depth in October. The initial vertical wells are designed to provide scientific information which we will use to evaluate the specific prospect area, as well as individual zones in the wellbore that are prospective for drilling horizontal wells. Information developed from cutting cores in these vertical wells and analysis of those cores will be used to correlate our petrophysical model with data from historical well logs in the area. We expect the testing and evaluation process to last several months for each test well.

        Our first horizontal well was drilled in the San Joaquin Valley during the third quarter and tested with a very high water cut and is uneconomic. Our second horizontal well, in the Santa Maria Basin, was spud in September and reached total depth in early October. The well has been completed and we expect to begin testing in early November. Our third horizontal well is also in the Santa Maria Basin and was spud in October. The fourth horizontal well will spud later in the fourth quarter in the Salinas Valley. We currently have two drilling rigs working our onshore Monterey shale play, both of which are capable of drilling horizontal wells, and we are working to secure a third rig in order to execute our 2011 capital expenditure program. Our 2011 capital expenditure budget includes plans to drill a total of 30 wells including eight vertical evaluation wells and 22 horizontal development wells. We also plan to complete the second and final phase of our 3D seismic shoot during the first half of 2011 and to continue leasing throughout the year.

Acquisitions and Divestitures

        Sale of Texas Assets.    We sold our producing assets in Texas in a series of transactions that were completed in the second quarter of 2010 to multiple purchasers for aggregate net proceeds of $98.1 million (after closing adjustments and related expenses). We used the proceeds to repay $66.9 million of principal on the revolving credit facility and $30.7 million of principal on the second lien term loan. We retained our 22.3% reversionary working interest in the Hastings Complex. The Texas properties sold comprised 7.2% of our proved reserves at December 31, 2009 or 7.1 MMBOE and contributed approximately 620 BOE/d to our production during the first nine months of 2010.

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

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. We employ a hedging strategy in order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of October 29, 2010 we had hedge contract floors covering approximately 96% and 87% of our 2010 and 2011 annual production guidance, respectively. We have also begun to secure hedge contracts for our 2012 and 2013 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    We expect our 2010 average daily production volumes to be approximately 18,600 BOE/d. Excluding production from our producing properties in Texas, which we sold in a series of transactions during the second quarter of 2010, our 2010 average daily production volumes are expected to be approximately 18,100 BOE/d. During 2010, we began to emphasize our oil projects in Southern California relative to our natural gas projects in the Sacramento Basin. We plan to continue this strategy in 2011, with approximately 50% of our planned capital expenditures allocated to our onshore Monterey shale program in Southern California, and an additional 20% allocated to our legacy Southern California fields. We expect that the execution of our capital expenditure plan will result in a modest increase in average daily production volumes in 2011 relative to 2010. We expect our onshore Monterey shale project to contribute a relatively small percentage of our overall production in 2011. However, we expect production from that project to offset declines from our legacy Southern California assets and to provide the modest production growth we anticipate next year. If successful, we believe that the project could result in significant production growth in subsequent years. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale, and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2009.

        Production Expenses.    Production expenses consist of lease operating expenses ("LOE") and production and property taxes. LOE per BOE of $12.67 for the first nine months of 2010 is consistent with our full year 2009 results of $12.65 per BOE. We expect our LOE per BOE rate to increase slightly during the fourth quarter. In 2011, we expect our LOE per BOE to increase slightly relative to 2010. Production and property taxes per BOE decreased to $1.05 per BOE for the first nine months of 2010 from $1.35 per BOE for the full year 2009. For the full year 2010, we expect production/property taxes to decrease slightly on a per BOE basis compared to our 2009 results. We expect 2011 production/property taxes to increase slightly on a per BOE basis compared to our 2010 results. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses increased slightly from $4.63 per BOE for the full year 2009 (excluding share-based compensation charges of $0.28 per BOE), to $4.73 per BOE (excluding share-based compensation charges of $0.64 per BOE and one-time charges of $0.25 per BOE for severance payments resulting from the sale of our Texas producing properties) in the first nine months of 2010. Excluding share-based compensation charges and one-time severance charges, on a per BOE basis, we expect our 2010 G&A costs to remain relatively constant for the remainder of the year. Excluding share-based compensation charges, on a per BOE basis, we expect our G&A costs to be relatively flat in 2011 compared to 2010. As with our production expenses, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first nine months of 2010 of $11.49 per BOE was flat with full year 2009 DD&A of $11.46 per BOE. We expect our full year 2010 DD&A expenses to increase slightly on a per BOE basis compared to our 2009 results. We expect our 2011 DD&A to increase modestly on a per BOE basis compared to our full year 2010 results. As with production and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2009 and 2010. This information reflects the actual historical results of our operations. No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Production Volume:
Oil (MBbls)(1)	811	682	2,593	2,163
Natural gas (MMcf)	6,320	5,892	18,518	17,405
MBOE	1,864	1,664	5,679	5,064
Daily Average Production Volume:
Oil (Bbls/d)	8,815	7,413	9,498	7,923
Natural gas (Mcf/d)	68,696	64,043	67,832	63,755
BOE/d	20,264	18,087	20,803	18,549
Oil Price per Bbl Produced (in dollars):
Realized price	$58.09	$66.35	$46.80	$67.78
Realized commodity derivative gain (loss)	(4.66)	(1.28)	1.90	(1.40)

Net realized price	$53.43	$65.07	$48.70	$66.38

Natural Gas Price per Mcf (in dollars):
Realized price	$3.17	$3.93	$3.59	$4.46
Realized commodity derivative gain (loss)	3.24	1.99	2.76	1.55

Net realized price	$6.41	$5.92	$6.35	$6.01

Expense per BOE:
Lease operating expenses(2)	$13.55	$12.44	$12.59	$12.67
Production and property taxes(2)	1.48	1.05	1.55	1.05
Transportation expenses	0.61	1.84	0.52	1.53
Depreciation, depletion and amortization	11.79	11.70	11.49	11.49
General and administrative expense(3)	5.15	4.97	4.61	5.62
Interest expense	5.00	6.08	5.33	6.03

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009

        Oil and Natural Gas Sales.    Oil and natural gas sales remained relatively flat at $69.2 million for the quarter ended September 30, 2010 and $69.3 million for the same period in 2009. Sales in the third quarter of 2010 were affected by an increase in realized oil and natural gas prices compared to the third quarter of 2009, but this increase was offset by decreases in production as described below.

        Oil sales decreased by $3.2 million (6%) in the third quarter of 2010 to $46.0 million compared to $49.2 million in the third quarter of 2009. Oil production decreased by 16%, with production of 682 MBbls in the third quarter of 2010 compared to 811 MBbls in the third quarter of 2009. The production decrease was primarily due to the sales of our producing properties in Texas which occurred in multiple closings throughout the second quarter of 2010. The Texas properties contributed 88 MBbls during the third quarter of 2009 compared to zero in third quarter of 2010. Excluding production from the Texas properties, production decreased by 41 MBbls (6%) from 723 MBbls in the third quarter of 2009 to 682 MBbls in the third quarter of 2010. This decrease is primarily due to (i) the natural decline of production at the Sockeye field and (ii) reduced production at the Dos Cuadras field as a result of certain wells being taken offline due to operational difficulties. Our average realized price for oil increased $8.26 (14%) from $58.09 per Bbl in the third quarter of 2009 to $66.35 per Bbl for the third quarter of 2010.

        Natural gas sales increased $3.2 million (16%) in the third quarter of 2010 to $23.2 million compared to $20.0 million in the third quarter of 2009. Natural gas production decreased 7%, with production of 5,892 MMcf in the third quarter of 2010 compared to 6,320 MMcf in the third quarter of 2009. The decrease was due primarily to the sales of our producing properties in Texas which occurred during the second quarter of 2010. The Texas properties contributed 332 MMcf during the third quarter of 2009 compared to zero in the third quarter of 2010. Excluding Texas properties, production decreased by 96 MMcf (2%) from 5,988 MMcf in the third quarter of 2009 compared to 5,892 MMcf in the third quarter of 2010. The slight decrease in production is primarily due to lower drilling and recompletion activity in the Sacramento Basin in the latter half of 2009 and the natural decline of production from wells in the basin. Our average realized price for natural gas increased $0.76 per Mcf (24%) from $3.17 per Mcf in the third quarter of 2009 to $3.93 per Mcf in the third quarter of 2010.

        Other Revenues.    Other revenues increased by $0.6 million (75%) to $1.5 million in the third quarter of 2010 from $0.9 million in the third quarter of 2009. The increase is primarily due to a contract that became effective April 2010, related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain the revenues from those activities. The increase in other revenues is the result of sub-charter activities in the third quarter of 2010.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $5.6 million (20%) to $22.4 million in the third quarter of 2010 from $28.0 million in the third quarter of 2009. The decrease was due primarily to the sales of our producing properties in Texas which occurred throughout the second quarter of 2010. Production expenses attributable to the Texas properties were $3.6 million in the third quarter of 2009 and zero in the third quarter of 2010. Excluding the Texas properties, production expenses decreased $1.9 million (8%) from $24.4 million in the third quarter of 2009 to $22.4 million in the third quarter of 2010. The decrease was primarily due to (i) annual maintenance costs incurred at Platform Holly in the third quarter of 2009 and (ii) decreases in supplemental property taxes incurred in the third quarter of 2010 compared to the third quarter of 2009 resulting from lower gas prices and lower assessed mineral rights valuations for drilling and recompletion activities. On a per unit basis, LOE decreased to $12.44 per BOE in the third quarter of 2010 from $13.55 per BOE in the same period in 2009. Excluding the Texas properties, LOE per BOE decreased from $12.88 per BOE in the third quarter of 2009 to $12.44 per BOE in the third quarter of 2010, which resulted from the lower production expenses incurred, as described above, partially offset by the decrease in production levels in the third quarter of 2010.

        Transportation Expenses.    Transportation expenses increased $2.0 million (168%) to $3.1 million in the third quarter of 2010 from $1.1 million in the third quarter of 2009. On a per BOE basis, transportation expenses increased $1.23 per BOE, from $0.61 per BOE in the third quarter of 2009 to $1.84 per BOE in the third quarter of 2010. The increase is primarily due to the contract described in "—Other Revenues", related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when not in use transporting production from the South Ellwood field (see "—Other Revenues"). We also incurred additional transportation costs from the use of a single-hulled barge during the transition period to the double-hulled barge. We expect that our transportation costs will be higher until the transition to the double-hulled barge is complete, which is expected to occur late in the fourth quarter of 2010.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $2.5 million (11%) to $19.5 million in the third quarter of 2010 from $22.0 million in the third quarter of 2009. The decrease is related to (i) a lower amortizable base in the third quarter of 2010 resulting from the application of the net proceeds from the sales of our Texas producing properties and (ii) lower production in the third quarter 2010 compared to the third quarter of 2009. DD&A expense on a per unit basis remained relatively flat at $11.70 per BOE for the third quarter of 2010 compared to $11.79 per BOE in the third quarter of 2009.

        Accretion of Abandonment Liability.    Accretion expense increased $0.1 million (6%) to $1.5 million in the third quarter of 2010 from $1.4 million in the third quarter of 2009. The increase is primarily due to accretion from new wells drilled and completed in 2009 and the first nine months of 2010, partially offset by the reduction in accretion resulting from the sale of our Texas properties in the second quarter of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2009	2010
Share-based compensation costs	$910	$1,660
Other general and administrative costs	14,370	11,770
General and administrative costs capitalized	(5,673)	(5,166)

General and administrative expense	$9,607	$8,264

        G&A expense decreased $1.3 million (14%) to $8.3 million in the third quarter of 2010 from $9.6 million in the third quarter of 2009. The overall decrease in G&A costs was primarily due to a lower employee bonus accrual in the third quarter of 2010 compared to the third quarter of 2009, partially offset by non-cash share-based compensation expense of $1.1 million (net of amount capitalized) charged to G&A in the third quarter of 2010 compared to $0.6 million (net of amount capitalized) in the third quarter of 2009. We issued annual restricted stock awards in the first quarter of both 2010 and 2009. The fair value of the awards issued in the 2010 period was significantly greater than the grants in the 2009 period due to the increase in our stock price that occurred between the periods, which contributed to the increase in non-cash share-based compensation expense. Excluding the effect of the non-cash share-based compensation expense, G&A expense decreased to $4.31 per BOE in the third quarter of 2010 from $4.82 per BOE in the third quarter of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, increased $0.8 million (8%) from $9.3 million in the third quarter of 2009 to $10.1 million in the third quarter of 2010. The increase was primarily the result of higher interest costs related to the 11.50% senior notes outstanding in the third quarter of 2010 compared to the interest costs related to the 8.75% senior notes outstanding during the third quarter of 2009. The increase was partially offset by lower interest costs related to the second lien term loan in the third quarter of 2010 resulting from principal reductions funded by the proceeds of the Texas sales.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.5 million in the third quarter of 2010 compared to $0.8 million in the third quarter of 2009. The costs incurred relate to our loan agreements, which are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $6.6 million in the third quarter of 2010 and nil in the 2009 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $4.5 million in the third quarter of 2010 compared to realized losses of $4.8 million in the third quarter of 2009.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2009	2010
Realized commodity derivative (gains) losses	$(16,675)	$(10,863)
Amortization of commodity derivative premiums	5,999	5,657
Unrealized commodity derivative (gains) losses for changes in fair value	18,253	(15,690)

Commodity derivative (gains) losses	$7,577	$(20,896)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the third quarter of 2010 and the same period in 2009 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in both 2008 and 2009. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and September 30, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. The income tax benefit we recorded for the three months ended September 30, 2009 reflects a reduction of prior year current tax expense (a $6.6 million benefit) and federal AMT and state income tax benefit of $2.6 million related to lower current earnings. The income tax benefit of $0.2 million that we recorded for the three months ended September 30, 2010 relates to a reduction of prior year state income taxes.

        Net Income (Loss).    Net income for the third quarter of 2010 was $15.4 million compared to net loss of $5.3 million for the same period in 2009. The change between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $31.9 million (17%) to $220.6 million for the nine months ended September 30, 2010 from $188.7 million for the same period in 2009. The increase was due to increases in realized oil and natural gas prices, partially offset by a decrease in production as described below.

        Oil sales increased by $20.7 million (17%) for the first nine months of 2010 to $142.9 million compared to $122.2 million in the first nine months of 2009. Oil production decreased by 17%, with production of 2,163 MBbls in the first nine months of 2010 compared to 2,593 MBbls in the first nine months of 2009. The production decrease was primarily due to the sale of the Hastings Complex in early February 2009 and the sales of our remaining producing properties in Texas in the second quarter of 2010. The Texas properties (including Hastings) contributed 354 MBbls during the first nine months of 2009 compared to 112 MBbls in the first nine months of 2010. Excluding production from the Texas properties, production decreased by 188 MBbls (8%) from 2,239 MBbls in the first nine months of 2009 to 2,051 MBbls in the first nine months of 2010. This decrease is primarily due to (i) the natural decline of production at the Sockeye field and (ii) reduced production at the Dos Cuadras field as a result of certain wells being taken offline due to operational difficulties. Our average realized price for oil increased $20.98 (45%) from $46.80 per Bbl in the first nine months of 2009 to $67.78 per Bbl for the first nine months of 2010.

        Natural gas sales increased $11.2 million (17%) in the first nine months of 2010 to $77.7 million compared to $66.5 million in the first nine months of 2009. Natural gas production decreased 6%, with production of 17,405 MMcf in the first nine months of 2010 compared to 18,518 MMcf in the first nine months of 2009. The decrease was due in large part to the sales of our producing properties in Texas which occurred during the second quarter of 2010. The Texas properties contributed 1,133 MMcf during the first nine months of 2009 compared to 341 MMcf in the first nine months of 2010. Excluding production from the Texas properties, production decreased slightly by 321 MMcf (2%) from 17,385 MMcf in the first nine months of 2009 to 17,064 MMcf in the first nine months of 2010. The slight decrease in production is due to lower drilling and recompletion activity in the Sacramento Basin in the latter part of 2009 and natural decline of production from wells in the basin. Our average realized price for natural gas increased $0.87 per Mcf (24%) from $3.59 per Mcf in the first nine months of 2009 to $4.46 per Mcf for the first nine months of 2010.

        Other Revenues.    Other revenues increased by $1.4 million (53%) to $3.9 million in the first nine months of 2010 from $2.5 million in the first nine months of 2009. The increase is primarily due to a contract that became effective in April 2010, related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain the revenues from those activities. The increase in other revenues is the result of sub-charter activities in the first nine months of 2010.

        Production Expenses.    Production expenses, which consist of lease operating expenses ("LOE") and production/property taxes, decreased $10.8 million (13%) to $69.5 million in the first nine months of 2010 from $80.3 million in the first nine months of 2009. The decrease was primarily due to the sale of the Hastings Complex in early February 2009 and the sale of our remaining Texas properties in the second quarter of 2010. Production expenses attributable to the Texas properties (including Hastings) were $11.1 million in the first nine months of 2009 and $3.4 million in the first nine months of 2010. Excluding the Texas properties, production expenses decreased by $3.1 million (5%) from $69.2 million in the first nine months of 2009 to $66.1 million in the first nine months of 2010. The decrease was primarily due to lower supplemental property taxes incurred in 2010 as compared to 2009 resulting from lower gas prices and lower assessed mineral rights valuations for drilling and recompletion activities. On a per unit basis, LOE increased slightly from $12.59 per BOE in the first nine months of 2009 to $12.67 per BOE in the first nine months of 2010. Excluding the Texas assets, LOE per BOE increased from $12.06 per BOE in the first nine months of 2009 to $12.55 per BOE in the first nine months of 2010. The increase on a per BOE basis is the result of decreased production levels in the first nine months of 2010 compared to the first nine months of 2009.

        Transportation Expenses.    Transportation expenses increased $4.8 million (162%) to $7.8 million in the first nine months of 2010 from $3.0 million in the first nine months of 2009. On a per BOE basis, transportation expenses increased $1.01 per BOE, from $0.52 per BOE in the first nine months of 2009 to $1.53 per BOE in the first nine months of 2010. The increase is primarily due to the contract described in "—Other Revenues", related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when it is not in use transporting production from the South Ellwood field (see "—Other Revenues"). We also incurred additional transportation costs from the use of a single-hulled barge during the transition period to the double-hulled barge. We expect that our transportation costs will be higher until the transition to the double-hulled barge is complete, which is expected to occur late in the fourth quarter of 2010. Additionally, transportation expense for the first nine months of 2009 includes demurrage reimbursements related to the single-hulled barge, which reduced our overall transportation expense for the 2009 period.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $7.1 million (11%) to $58.2 million in the first nine months of 2010 from $65.3 million in the first nine months of 2009. The decrease is related to (i) a lower amortizable base in the second and third quarters of 2010 resulting from the application of the net proceeds from the sale of our Texas producing properties, (ii) lower production in the first nine months of 2010 compared to the first nine months of 2009 and (iii) increases (on a comparable basis) in our 2009 year-end and 2010 reserves. DD&A expense on a per unit basis remained constant at $11.49 per BOE for the first nine months of 2010 and the first nine months of 2009.

        Accretion of Abandonment Liability.    Accretion expense increased $0.4 million (11%) to $4.6 million in the first nine months of 2010 from $4.2 million in the first nine months of 2009. The increase is primarily due to accretion from new wells drilled and completed in 2009 and the first nine months of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2010
Share-based compensation costs	$2,940	$5,020
One-time severance costs	—	1,254
Other general and administrative costs	42,249	39,208
General and administrative costs capitalized	(19,025)	(17,047)

General and administrative expense	$26,164	$28,435

        G&A expense increased $2.2 million (9%) to $28.4 million in the first nine months of 2010 from $26.2 million in the first nine months of 2009. The overall increase in G&A costs was primarily due to increases resulting from: (i) G&A costs capitalized in the first nine months of 2010 being lower than the amount capitalized in the first nine months of 2009 due to lower levels of drilling activity in the first quarter of 2010, (ii) one-time severance payments of $1.3 million in 2010 related to the sale of our Texas properties and the related closure of our Texas operations and (iii) non-cash share-based compensation expense of $3.2 million (net of amount capitalized) charged to G&A in the first nine months of 2010 compared to $1.5 million (net of amount capitalized) in the first nine months of 2009, partially offset by lower other general and administrative costs resulting from the closing of our Texas office and other G&A decreases. We issued annual restricted stock awards in the first quarter of both 2010 and 2009. The fair value of the awards issued in the 2010 period was significantly greater than the grants in the 2009 period due to the increase in our stock price between the periods, which contributed to the increase in non-cash share-based compensation expense. Excluding the effect of the non-cash share-based compensation expense and one-time severance charges, G&A expense increased to $4.73 per BOE in the first nine months of 2010 from $4.34 per BOE in the first nine months of 2009. The increase on a per unit basis is primarily the result of lower production levels in the first nine months of 2010 compared with the first nine months of 2009.

        Interest Expense, Net.    Interest expense, net of interest income, remained relatively constant at $30.5 million in the first nine months of 2010 compared to $30.3 million in the first nine months of 2009.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $1.9 million in the first nine months of 2010 compared to $2.2 million in the first nine months of 2009. The costs incurred relate to our loan agreements, which are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    Changes in the fair value of our interest rate swap derivative instruments resulted in unrealized losses of $23.3 million in the first nine months of 2010 and unrealized gains of $0.2 million in the 2009 period. Unrealized interest rate (gains) losses represent the change in the fair value of our interest rate derivative contracts from period to period based on estimated future interest rates at the end of the reporting period. Realized interest rate swap losses were $13.6 million in the first nine months of 2010 and $13.9 million in the 2009 period.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2010
Realized commodity derivative (gains) losses	$(63,748)	$(23,869)
Amortization of commodity derivative premiums	16,662	16,972
Unrealized commodity derivative (gains) losses for changes in fair value	56,587	(69,034)

Commodity derivative (gains) losses	$9,501	$(75,931)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first nine months of 2010 and the first nine months of 2009 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and September 30, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. The income tax expense we recorded for the nine months ended September 30, 2009 reflects a reduction of prior year current tax expense (a $6.6 million benefit) partially offset by federal AMT (mostly related to the Hastings Complex sale) and state income tax expense of $2.3 million. The income tax benefit we recorded for the nine months ended September 30, 2010 primarily relates to an increase in the estimated net operating loss carryback claims for the 2003 through 2005 tax years and a reduction in the amount owed for prior year state income taxes.

        Net Income (Loss).    Net income for the first nine months of 2010 was $63.1 million compared to net loss of $39.5 million for the same period in 2009. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2009	2010
	(in thousands)
Cash provided by operating activities	$89,699	$95,959
Cash (used in) provided by investing activities	26,481	(59,226)
Cash (used in) provided by financing activities	(111,898)	(37,142)

        Net cash provided by operating activities was $96.0 million in the first nine months of 2010 compared with $89.7 million in the 2009 period. Cash flows from operating activities in the first nine months of 2010 as compared to the 2009 period were favorably impacted by increases in commodity prices, partially offset by decreased production.

        Net cash used in investing activities was $59.2 million in the first nine months of 2010 compared with net cash provided by investing activities of $26.5 million in the 2009 period. The primary investing activities in the first nine months of 2010 were $152.4 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by the receipt of $98.1 million in net cash proceeds from the sales of our Texas producing properties in the second quarter of 2010. The primary investing activities in the first nine months of 2009 were the receipt of $197.7 million in cash proceeds from the sale of the Hastings Complex offset by $147.9 million in capital expenditures on oil and natural gas properties related to our 2009 capital expenditure program and $21.3 million paid to acquire certain Sacramento Basin assets.

        Net cash used in financing activities was $37.1 million in the first nine months of 2010 compared to $111.9 million during the 2009 period. The primary financing activities in the first nine months of 2010 were $16.9 million in net payments made on our revolving credit facility and $30.7 million of principal repayments on the second lien term loan, both of which were primarily funded by proceeds from the sales of our producing properties in Texas. The primary financing activities in the first nine months of 2009 were $90.1 million in net payments made on our revolving credit facility and $5.5 million of principal payments on the second lien term loan, both of which were primarily funded by proceeds from the Hastings Complex sale. Additionally, we paid approximately $15.3 million in May 2009 to settle all financed derivative premiums.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $158.0 million in the first nine months of 2010, will be approximately $220 million in 2010. Our capital budget for 2011 is $200 million. We expect to fund the remainder of our 2010 and our 2011 capital expenditure budgets primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility and proceeds from additional capital raising transactions that may include joint venture transactions related to our Monterey shale development project, sales of non-core assets, and/or issuances of equity. If we are unable to complete any combination of the additional capital raising transactions identified above on terms acceptable to us, we have the flexibility to reduce 2011 capital expenditures. Uncertainties relating to our capital resources and requirements in 2010 and 2011 include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    In December 2009, we entered into the third amended and restated credit agreement governing our revolving credit facility, which now has a maturity date of January 15, 2013. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness, require us to maintain derivative contracts covering a portion of our anticipated production and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants in 2010 or 2011, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $300.0 million, but is limited by a borrowing base which is currently established at $125.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of October 29, 2010, we have $20.0 million outstanding under the facility and $101.0 million in available borrowing capacity. We paid $66.9 million toward the principal balance of our revolving credit facility during the second quarter of 2010 with the proceeds from the sales of our Texas producing properties, which we completed in the second quarter of 2010.

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

Off-Balance Sheet Arrangements

        At September 30, 2010, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk and Insurance Program Update

        Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including the risk of well blowouts, oil spills and other adverse events. We could be held responsible for injuries suffered by third parties, contamination, property damage or other losses resulting from these types of events. In addition, we have generally agreed to indemnify our drilling rig contractors against certain of these types of losses. Because of these risks, we maintain insurance against some, but not all, of the potential risks affecting our operations and in coverage amounts and deductible levels that we believe to be economic. Our insurance program is designed to provide us with what we believe to be an economically appropriate level of financial protection from significant unfavorable losses resulting from damages to, or the loss of, physical assets or loss of human life or liability claims of third parties, attributed to certain assets and including such occurrences as well blowouts and resulting oil spills. We regularly review our risks of loss and the cost and availability of insurance and consider the need to revise our insurance program accordingly. Our insurance coverage includes deductibles which must be met prior to recovery. Additionally, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

        In general, our current insurance policies covering a blowout or other insurable incident resulting in damage to one of our offshore oil and gas wells provide up to $50 million of well control, pollution cleanup and consequential damages coverage and $250 million of third party liability coverage for additional pollution cleanup and consequential damages, which also covers personal injury and death. We expect the future availability and cost of insurance to be impacted by the recent Gulf of Mexico Deepwater Horizon incident. In particular, we expect that less insurance coverage will be available and at a higher cost.

        If a well blowout, spill or similar event occurs that is not covered by insurance or not fully protected by insured limits, it could have a material adverse impact on our financial condition, results of operations and cash flows. See "Risk Factors—Our business involves significant operating risks that could adversely affect our production and could be expensive to remedy. We do not have insurance to cover all of the risks that we may face" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Remediation Plans and Procedures

        As required by regulations imposed by the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, we have updated our existing company oil-spill response plan, we continue to maintain oil spill response equipment on the platforms, including oil spill containment boom and a boat for boom deployment, and have maintained oil-spill financial assurance in connection with our offshore operations. Our oil-spill response plan details procedures for rapid response to spill events that may occur as a result of our operations. The plan calls for training personnel in spill response. Periodically, drills are conducted to measure and maintain the effectiveness of the plan. We review the plan annually and update where necessary.

        Also pursuant to BOEMRE regulations, and similar regulations adopted by the California Department of Fish and Game's Office of Oil Spill Prevention and Response, we continue to be a member of Clean Seas, LLC, or Clean Seas, a cooperative entity operated with other offshore operators to effectively respond to oil spills in the offshore region in which we operate. The purpose of Clean Seas is to act as a resource to its member companies by providing an inventory of state-of-the-art oil spill response equipment, trained personnel, and expertise in the planning and execution of response techniques. Clean Seas' equipment consists primarily of oil spill response vessels, including two equipped with approximately 4,500 feet of oil spill containment boom, advanced oil recovery systems, high capacity stationary skimmers, storage tanks for recovered oil, infrared radar and advanced electronic equipment for directing and monitoring oil spill response activities. Clean Seas also recruits and trains local fishermen to assist in oil recovery and the recovery of impacted wildlife. Clean Seas' designated area of response, which encompasses all of our offshore operations, comprises the open oceans and coastline of the South Central Coast of California including Ventura, Santa Barbara, and San Luis Obispo Counties, and the Santa Barbara Channel Islands.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of the prices we receive for our production and providing a minimum revenue stream. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower revenues than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that the stabilization of prices and protection afforded us by providing a revenue floor on a portion of our production is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions and use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk or for other corporate purposes.

        This section also provides information about derivative financial instruments we use to manage interest rate risk. See "—Interest Rate Derivative Transactions."

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of September 30, 2010, we had entered into swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2010:
Swaps	1,000	$66.75	—	—
Swap arrangements(1)	—	—	11,000	$7.00
Collars(1)	5,150	$60.00/$86.53	6,900	$7.50/$7.00
Collar arrangements(1)(2)	—	—	10,000	$6.00/$7.00
Puts	1,850	$40.00	31,000	$6.00
January 1 - December 31, 2011:
Collars(1)	5,000	$50.00/$100.00	12,000	$5.75/$7.12
Puts(1)	2,000	$50.00	48,000	$6.31
January 1 - December 31, 2012:
Collars(1)	3,000	$60.00/$121.10	—	—
Puts(1)	—	—	37,300	$5.81
January 1 - December 31, 2013:
Collars(1)	—	—	20,000	$5.00/$7.02

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

(2)
Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.

        We also use natural gas basis swaps to fix the differential between the NYMEX Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our natural gas basis swaps as of September 30, 2010 are presented below:

	Floating Index	MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2010	PG&E Citygate	51,618	$0.14
January 1 - December 31, 2011	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	PG&E Citygate	47,400	$0.28

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2010 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Fortis Bank	NYMEX	1,000	$66.75	Oct 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	3,500	$60.00/$73.00	Oct 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	3,500	$73.00/$85.00	Oct 1 - Dec 31, 10
Collar	Fortis Bank	NYMEX	1,000	$60.00/$72.80	Oct 1 - Dec 31, 10
Call Spread	Scotia Capital	NYMEX	1,000	$72.80/$95.00	Oct 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	650	$60.00/$81.75	Oct 1 - Dec 31, 10
Put	Scotia Capital	NYMEX	1,850	$40.00	Oct 1 - Dec 31, 10
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Jan 1 - Dec 31, 11
Call Spread	Key Bank	NYMEX	2,000	$141.00/$100.00	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Jan 1 - Dec 31, 11
Call Spread	Credit Suisse	NYMEX	3,000	$140.00/$100.00	Jan 1 - Dec 31, 11
Put	Key Bank	NYMEX	2,000	$50.00	Jan 1 - Dec 31, 11
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Montreal	NYMEX	1,000	$7.00/$9.10	Oct 1 - Dec 31, 10
Call Spread	RBS	NYMEX	1,000	$9.10/$7.00	Oct 1 - Dec 31, 10
Collar	Bank of Montreal	NYMEX	900	$7.50/$12.20	Oct 1 - Dec 31, 10
Call Spread	RBS	NYMEX	900	$12.20/$9.00	Oct 1 - Dec 31, 10
Collar	Bank of Oklahoma	NYMEX	10,000	$7.00/$10.35	Oct 1 - Dec 31, 10
Call Spread	RBS	NYMEX	10,000	$10.35/$9.00	Oct 1 - Dec 31, 10
Collar	Credit Suisse	NYMEX	6,000	$7.50/$11.95	Oct 1 - Dec 31, 10
Call Spread	Credit Suisse	NYMEX	6,000	$11.95/$9.00	Oct 1 - Dec 31, 10
Call Spread	RBS	NYMEX	26,900	$9.00/$7.00	Oct 1 - Dec 31, 10
Call (sold)	RBS	NYMEX	10,000	$9.00	Oct 1 - Dec 31, 10
Put	Bank of Montreal	NYMEX	41,000	$6.00	Oct 1 - Dec 31, 10
Basis Swap	Bank of Montreal	PG&E Citygate	7,718	$0.09	Oct 1 - Dec 31, 10
Basis Swap	Bank of Oklahoma	PG&E Citygate	10,000	$0.22	Oct 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	7,900	$0.05	Oct 1 - Dec 31, 10
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.20	Oct 1 - Dec 31, 10
Basis Swap	Key Bank	PG&E Citygate	14,000	$0.10	Oct 1 - Dec 31, 10
*Collar	Credit Suisse	NYMEX	12,000	$7.50/$13.50	Jan 1 - Dec 31, 11
Call (purchased)	RBS	NYMEX	12,000	$13.50	Jan 1 - Dec 31, 11
*Collar	Bank of Montreal	NYMEX	24,000	$5.75/$7.12	Jan 1 - Dec 31, 11
Call (purchased)	Bank of Montreal	NYMEX	12,000	$7.12	Jan 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Jan 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Jan 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Jan 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	11,600	$0.27	Jan 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	20,000	$5.00/$7.02	Jan 1 - Dec 31, 13

*
Contracts were modified subsequent to September 30, 2010, as discussed below.

        In October 2010, we settled natural gas puts on 12,000 MMBtu per day at $7.50 per MMBtu and settled a $5.75 by $7.12 per MMBtu natural gas collar on 12,000 MMBtu per day. Both settled contracts were effective for the period from January 1, 2011 through December 31, 2011. We received approximately $19.1 million in proceeds from the settlements. We also entered into natural gas swaps at $4.44 per MMBtu on 24,000 MMBtu per day for the period from January 1, 2011 through December 31, 2011.

        The following table summarizes the revisions to our portfolio of commodity derivative transactions discussed above:

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Settled Contracts
Put	Credit Suisse	NYMEX	12,000	$7.50	Jan 1 - Dec 31, 11
Collar	Bank of Montreal	NYMEX	12,000	$5.75/$7.12	Jan 1 - Dec 31, 11
New Contracts
Swap	Scotia Capital	NYMEX	12,000	$4.44	Jan 1 - Dec 31, 11
Swap	Key Bank	NYMEX	12,000	$4.4475	Jan 1 - Dec 31, 11

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative

(gains) losses on the consolidated statement of operations. As of September 30, 2010, the fair value of our commodity derivatives was a net asset of $68.5 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed under our credit facilities because those amounts bear interest at variable rates. As of October 29, 2010, there was approximately $483.8 million outstanding under those facilities. We entered into interest rate swap transactions to limit our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through May 2014 whereby we pay a fixed interest rate of 3.840% and receive a floating interest rate based on the one-month LIBO rate. As a result, $500 million of our variable rate debt effectively bears interest at a fixed rate of approximately 7.8% until May 2014. Accordingly, we expect to be subject to interest rate risk until that time only with respect to variable rate borrowings in excess of $500.0 million. As of October 29, 2010, we did not have variable rate borrowings outstanding in excess of $500 million. We expect to monitor the market for economically advantageous opportunities to reduce our interest rate swap to more closely align the notional amount with the outstanding principal balance of our second lien term loan. As of September 30, 2010, the fair value of our interest rate derivatives was a liability of $49.6 million.

        See notes to our condensed consolidated financial statements for a discussion of our long-term debt as of September 30, 2010.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 1, 2010

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
Name: Timothy A. Ficker
Title: Chief Financial Officer