Form 10-Q
period 2011-03-31
Venoco, Inc.
filed 2011-05-05
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

        As of March 31, 2011, there were 61,719,333 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit facility, our pursuit and receipt of approvals relating to the pipeline project at the South Ellwood field and the maintenance of delivery and sales arrangements relating to production from the South Ellwood field. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 and such things as:

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

  •
  the consequences of changes we may make from time to time to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2011

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2010	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$21,598
Accounts receivable	29,602	31,169
Inventories	6,229	6,583
Other current assets	4,585	3,887
Income taxes receivable	931	931
Commodity derivatives	26,407	25,102

Total current assets	72,778	89,270

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,734,190	1,792,096
Unproved	42,686	50,001
Accumulated depletion	(1,147,688)	(1,168,268)

Net oil and gas properties	629,188	673,829
Other property and equipment, net of accumulated depreciation and amortization of $16,588 and $17,706 at December 31, 2010 and March 31, 2011, respectively	18,856	18,168

Net property, plant and equipment	648,044	691,997

OTHER ASSETS:
Commodity derivatives	21,462	18,140
Deferred loan costs	6,096	13,891
Other	2,543	2,314

Total other assets	30,101	34,345

TOTAL ASSETS	$750,923	$815,612

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,396	$40,326
Interest payable	5,538	14,337
Commodity and interest derivatives	33,483	26,511

Total current liabilities	84,417	81,174

LONG-TERM DEBT	633,592	643,443
COMMODITY AND INTEREST DERIVATIVES	23,430	16,357
ASSET RETIREMENT OBLIGATIONS	93,721	96,215

Total liabilities	835,160	837,189

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 56,241,672 and 61,719,333 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively)	562	617
Additional paid-in capital	348,573	435,103
Retained earnings (accumulated deficit)	(433,372)	(457,297)

Total stockholders' equity	(84,237)	(21,577)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$750,923	$815,612

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2011
REVENUES:
Oil and natural gas sales	$81,936	$78,319
Other	820	871

Total revenues	82,756	79,190
EXPENSES:
Lease operating expense	20,850	21,676
Production and property taxes	2,222	1,548
Transportation expense	1,078	1,986
Depletion, depreciation and amortization	19,974	21,691
Accretion of asset retirement obligations	1,585	1,590
General and administrative, net of amounts capitalized	9,409	9,829

Total expenses	55,118	58,320

Income (loss) from operations	27,638	20,870
FINANCING COSTS AND OTHER:
Interest expense, net	10,124	12,697
Amortization of deferred loan costs	677	531
Interest rate derivative losses (gains), net	9,524	1,083
Loss on extinguishment of debt	—	1,357
Commodity derivative losses (gains), net	(36,475)	29,127

Total financing costs and other	(16,150)	44,795

Income (loss) before income taxes	43,788	(23,925)
Income tax provision (benefit)	(200)	—

Net income (loss)	$43,988	$(23,925)

Earnings per common share:
Basic	$0.83	$(0.43)
Diluted	$0.81	$(0.43)
Weighted average common shares outstanding:
Basic	50,993	56,159
Diluted	51,920	56,159

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	685	7	(7)	—	—
Share-based compensation	—	—	2,650	—	2,650
Issuance of common stock pursuant to Employee Stock Purchase Plan	6	—	81	—	81
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(602)	—	(602)
Net income (loss)	—	—	—	(23,925)	(23,925)

BALANCE AT MARCH 31, 2011	61,719	$617	$435,103	$(457,297)	$(21,577)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,988	$(23,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	19,974	21,691
Accretion of asset retirement obligations	1,585	1,590
Deferred income tax provision (benefit)	8,400	—
Share-based compensation	1,323	1,824
Amortization of deferred loan costs	677	531
Amortization of bond discounts and other non-cash interest	142	162
Loss on extinguishment of debt	—	1,357
Unrealized interest rate swap derivative losses (gains)	5,015	(40,064)
Unrealized commodity derivative losses (gains) and amortization of premiums	(33,814)	34,595
Changes in operating assets and liabilities:
Accounts receivable	40	(818)
Inventories	476	(354)
Other current assets	(31)	638
Income taxes receivable	(8,600)	—
Other assets	(73)	229
Accounts payable and accrued liabilities	(8,492)	6,688
Net premiums paid on derivative contracts	(5,980)	(3,949)

Net cash provided by operating activities	24,630	195
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(42,861)	(66,907)
Acquisitions of oil and natural gas properties	(2,041)	(301)
Expenditures for other property and equipment	(445)	(414)
Proceeds from sale of oil and natural gas properties	—	—

Net cash (used in) provided by investing activities	(45,347)	(67,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	50,000	515,000
Principal payments on long-term debt	(30,000)	(505,311)
Payments for deferred loan costs	(134)	(9,578)
Proceeds from issuance of common stock	—	82,800
Stock issuance costs	—	(602)
Proceeds from stock incentive plans and other	1,011	1,692

Net cash (used in) provided by financing activities	20,877	84,001

Net increase (decrease) in cash and cash equivalents	160	16,574
Cash and cash equivalents, beginning of period	419	5,024

Cash and cash equivalents, end of period	$579	$21,598

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$5,487	$3,742
Cash paid for income taxes	$—	$—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$16,318	$17,413
Increase (decrease) in accrued capital expenditures	$1,084	$(2,959)

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

        Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2010 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        Income Taxes—The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs. The Company incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2010 and March 31, 2011 since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax benefit for the three months ended March 31, 2010 primarily relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years. Due to the valuation allowance, no income tax expense or benefit was recorded for the three months ended March 31, 2011.

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

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2011
Dilutive	3,681	—
Anti-dilutive	1,779	3,649

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2011
Net income (loss)	$43,988	$(23,925)
Allocation of net income to unvested restricted stock	(1,853)	—

Net income (loss) allocated to common stock	$42,135	$(23,925)

Basic weighted average common shares outstanding	50,993	56,159
Add: dilutive effect of stock options	927	—

Diluted weighted average common shares outstanding	51,920	56,159

Basic earnings per common share	$0.83	$(0.43)
Diluted earnings per common share	$0.81	$(0.43)

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

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sale of Cat Canyon Field.    In December 2010, the Company sold its interests in the Cat Canyon field in Southern California for $8.7 million (after closing adjustments). The Company applied the proceeds from the sale to repay $8.5 million of the principal balance on the second lien term loan. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

        Sales of Texas Assets.    In the second quarter of 2010, the Company sold its interests in its producing properties in Texas ("Texas Sales") for $98.1 million (after closing adjustments and related expenses). The Company used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan. The Company did not recognize a gain or loss for financial reporting purposes on the sale in accordance with the full cost method of accounting, but recorded the proceeds from the Texas Sales as a reduction to the capitalized cost of its oil and natural gas properties. As a result of the Texas Sales, the Company no longer has any interests in producing oil and natural gas properties in Texas. The Company did, however, retain its 22.3% reversionary working interest in the Hastings Complex.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Revolving credit agreement due January 2013	$35,000	$—
Second lien term loan due May 2014	455,311	—
11.50% senior notes due October 2017	143,281	143,443
8.875% senior notes due February 2019	—	500,000

Total long-term debt	633,592	643,443
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$633,592	$643,443

        Revolving credit facility.    In April 2011, the Company entered into a fourth amended and restated credit agreement which increased the size of its revolving credit facility from $300 million to $500 million. The facility has a maturity date of March 31, 2016. The borrowing base (currently established at $200 million) is subject to redetermination twice each year, and may be redetermined at

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

other times at the Company's request or at the request of the lenders. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's operating subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 0.75% to 1.75%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.75%, based upon utilization. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to EBITDA.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets.

        In February 2011, the Company repaid the outstanding balance of the revolving credit facility with proceeds from an issuance of common stock (see note 7). As of May 4, 2011, the Company had no balance outstanding on the facility and had available borrowing capacity of $196.2 million under the facility, net of $3.8 million in outstanding letters of credit.

        Second lien term loan facility and 8.875% senior notes.    In May 2007, the Company entered into a $500.0 million senior secured second lien term loan facility (the "second lien term loan facility"), which was due to mature on May 8, 2014. Prior to repayment of the second lien term loan facility in February 2011 (see below), loans made under the second lien term loan facility were designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bore interest at a floating rate equal to (i) the greater of the overnight federal funds rate plus 0.50% and a market base rate, plus (ii) 3.00%. Loans designated as LIBO Rate Loans bore interest at LIBOR plus 4.00%.

        The facility was secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and was unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc.

        In February 2011, the Company issued $500 million in 8.875% senior notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, the Company repaid in full the outstanding principal balance of $455.3 million on the second lien term loan, plus accrued interest of $1.6 million. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. The Company may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, the Company may redeem the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit the Company's ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        The Company recorded a loss on extinguishment of debt of $1.4 million in connection with the repayment of the second lien term loan.

        11.50% senior notes.    In October 2009, the Company issued $150.0 million of 11.50% senior notes due October 2017 at a price of 95.03% of par. The senior notes pay interest semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the senior notes prior to October 1, 2013 at a "make-whole price" defined in the indenture. Beginning October 1, 2013, the Company may redeem the notes at a redemption price equal to 105.75% of the principal amount and declining to 100% by October 1, 2016. The 11.50% notes are senior unsecured obligations and contain covenants that, among other things, limit the Company's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        The Company was in compliance with all debt covenants at March 31, 2011.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At March 31, 2011, the balance of unamortized net derivative premiums paid was $17.2 million, of which $6.0 million, $9.5 million and $1.7 million will be amortized in the remainder of 2011 and in 2012 and 2013, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Realized commodity derivative (gains) losses	$(2,661)	$(5,468)
Amortization of commodity derivative premiums	5,657	1,990
Unrealized commodity derivative (gains) losses for changes in fair value:	(39,471)	32,605

Commodity derivative (gains) losses	$(36,475)	$29,127

        As of March 31, 2011, the Company had entered into various swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Weighted Avg. Barrels/day	Weighted Avg. Prices per Bbl	Weighted Avg. MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2011:
Swaps	2,400	$105.65	24,000	$4.44
Collars(1)	5,000	$50.00/$100.00	—	$—
Puts(1)	2,000	$50.00	36,000	$5.92
January 1 - December 31, 2012:
Collars	8,500	$75.29/$118.84	—	$—
Puts	—	$—	37,300	$5.81
January 1 - December 31, 2013:
Collars	3,900	$81.79/113.59	20,000	$5.00/$7.02

(1)
Reflects the impact of call spreads and purchased calls, which are transactions entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the NYMEX WTI crude price index ("WTI") and the Inter-Continental Exchange Brent crude price index ("Brent"). Historically the two price indexes have demonstrated a close correlation. The Southern California indexes on which the Company sells a significant percentage of its oil have historically demonstrated a close correlation with these two major crude oil benchmarks. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude, and the Southern California indexes most relevant to the Company have continued to track their correlation to Brent prices. The oil basis swaps entered into by the Company attempt to fix the current premium Southern California indexes are realizing relative to WTI and hedge the effect of future changes to the WTI-Brent relationship. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of the Company's natural gas is sold. The Company's oil and natural gas basis swaps as of March 31, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
April 1 - December 31, 2011	Brent Crude	3,700	$9.30	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	—	—	$—

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

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan from proceeds received from the issuance of the 8.875% senior notes (see note 3), which reduced the Company's debt subject to variable rate interest to any amounts which may be outstanding under the Company's revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Realized interest rate derivative (gains) losses	$4,509	$41,147
Unrealized interest rate derivative (gains) losses	5,015	(40,064)

Interest rate derivative (gains) losses, net	$9,524	$1,083

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2010 and March 31, 2011 are summarized below. The net fair value of the Company's derivatives changed by $9.4 million from a net liability of $9.0 million at December 31, 2010 to a net asset of $0.4 million at March 31, 2011, primarily due to (i) settlement of the interest rate swaps in February 2011, (ii) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives and (iii) changes to the Company's commodity derivative portfolio during 2011. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2010	March 31, 2011
Current Assets—Commodity derivatives:
Oil derivative contracts	$95	$1,474
Gas derivative contracts	26,312	23,628

	26,407	25,102

Other Assets—Commodity derivatives:
Oil derivative contracts	—	1,940
Gas derivative contracts	21,462	16,200

	21,462	18,140

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(8,039)	(21,301)
Gas derivative contracts	(6,890)	(5,210)
Interest rate derivative contracts	(18,554)	—

	(33,483)	(26,511)

Commodity and interest derivatives:
Oil derivative contracts	(1,921)	(16,357)
Gas derivative contracts	—	—
Interest rate derivative contracts	(21,509)	—

	(23,430)	(16,357)

Net derivative asset (liability)	$(9,044)	$374

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2011 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2011
Assets (Liabilities):
Commodity derivative contracts	$—	$43,242	$—	$43,242
Commodity derivative contracts	—	(42,868)	—	(42,868)

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

        Interest Rate Derivative Contracts.    The Company's interest rate swaps were valued using an industry standard model, based on an income approach that utilized quoted forward prices for interest rates, time value and contractual interest rates per the swap contract. The discount rates used in the assumption include a component of non-performance risk. The interest rate swaps were designated as level 2 within the fair value hierarchy. The Company utilized the relevant counterparties' valuations to assess the reasonableness of the calculated fair values. The Company settled its outstanding interest rate derivative contracts in February 2011.

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

	December 31, 2010		March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$35,000	$35,000	$—	$—
Second lien term loan	455,311	434,253	—	—
11.50% senior notes	143,281	162,000	143,443	166,875
8.875% senior notes	—	—	500,000	505,000

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Asset retirement obligations at beginning of period	$92,985	$94,221
Revisions of estimated liabilities	309	(75)
Liabilities incurred/acquired	1,216	979
Liabilities settled	(1,127)	—
Accretion expense	1,585	1,590

Asset retirement obligations at end of period	94,968	96,715
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,000)	(500)

Long-term asset retirement obligations	$93,968	$96,215

7. CAPITAL STOCK

        The Company has 65.9 million shares of common stock issued or reserved for issuance at March 31, 2011. At March 31, 2011, the Company has 61.7 million common shares issued and outstanding, of which 3.0 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At March 31, 2011, the Company had approximately 0.9 million options outstanding and 2.6 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

        During the first quarter of 2011, the Company sold 4.6 million shares of common stock in a public offering at $18.75 per share and received approximately $82.2 million in net proceeds, after underwriting discounts and estimated expenses.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company, other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of March 31, 2011, there are a total of 908,005 options outstanding with a weighted average exercise price of $13.92 ($6.00 to $20.00). The options vest over a four year period, with 20% vesting on the grant date and 20% vesting on each subsequent anniversary of the grant date. The options typically have a maximum life of 10 years. The options will generally vest upon a change in control of the Company.

        The Company provides a non-compensatory Employee Stock Purchase Plan (the "ESPP"), for which 1.4 million authorized shares of common stock are available for issuance. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        As of March 31, 2011, there were a total of 3,042,790 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 1,070,495 shares granted to its CEO. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,917,030 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions which were granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of 496,846 awards with market conditions granted in February 2011 was estimated to be $17.83 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. The Company's total shareholder return for the measurement period for the year ended December 31, 2010 was below the minimum threshold for vesting to occur. Therefore, none of the market based restricted shares vested for this measurement period and 54,845 shares were forfeited as they were in the fourth and final year of the vesting cycle.

        As of March 31, 2011, there was $0.1 million of total unrecognized compensation cost related to stock options, which is expected to be amortized over a weighted-average period of 0.3 years, and $25.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted-average period of 3.2 years.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
General and administrative expense	$1,640	$2,280
Oil and natural gas production expense	240	370

Total share-based compensation costs	1,880	2,650
Less: share-based compensation costs capitalized	(557)	(826)

Share-based compensation expensed	$1,323	$1,824

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price
Outstanding, start of period	1,093,758	$13.07
Granted	—	$—
Exercised	(185,753)	$9.69
Cancelled	—	$—

Outstanding, end of period	908,005	$13.92

Exercisable, end of period	880,505	$13.79

        The following summarizes the Company's unvested restricted stock award activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	2,603,250	$9.70
Granted	756,431	$17.44
Vested	(246,278)	$9.86
Forfeited	(70,613)	$13.17

Non-vested, end of period	3,042,790	$11.53

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

(UNAUDITED)

9. CONTINGENCIES (Continued)

plaintiffs on the grounds that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2011. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

        One of the Company's insurers is currently paying for the defense of these lawsuits under a reservation of its rights. If the insurer ceases to provide such defense, and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company will be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of the Company's policies applies, the Company will not have the protection of those policies with respect to any expenses, damages or settlement costs ultimately incurred in the lawsuits.

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

  State Lands Commission Royalty Audit

        In 2004 the California State Lands Commission (the "SLC") initiated an audit of the Company's royalty payments for the period from August 1, 1997 through December 31, 2003 on oil and gas produced from the South Ellwood Field, State Leases 3120 and 3240 (the "Leases"). The audit period was subsequently extended through September 2009. In December 2009, the Company was notified that the SLC's audit for the period January 2004 through September 2009 indicated that the Company underpaid royalties due on oil and gas production from the Leases by approximately $5.8 million. In March 2011 the SLC notified the Company that for the period 1997 through 2009 the total underpaid royalties from the Leases were approximately $5.9 million. Based on the Company's review of the SLC's audit contentions and additional historical records, the Company believes that it may have overpaid royalties due on oil and gas production during the audit periods and may be owed a refund of such overpayments. The Company believes the position of the SLC is without merit and intends to vigorously contest the audit findings and to enforce its rights for refunds of royalties it may have overpaid. The Company has not accrued any amounts related to the SLC audit contentions or potential refunds.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2011. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$—	$—	$—	$5,024
Accounts receivable	29,082	121	399	—	29,602
Inventories	6,229	—	—	—	6,229
Other current assets	4,585	—	—	—	4,585
Income taxes receivable	931	—	—	—	931
Commodity derivatives	26,407	—	—	—	26,407

TOTAL CURRENT ASSETS	72,258	121	399	—	72,778

PROPERTY, PLANT & EQUIPMENT, NET	825,844	(183,940)	6,140	—	648,044
COMMODITY DERIVATIVES	21,462	—	—	—	21,462
INVESTMENTS IN AFFILIATES	520,958	—	—	(520,958)	—
OTHER	8,578	61	—	—	8,639

TOTAL ASSETS	$1,449,100	$(183,758)	$6,539	$(520,958)	$750,923

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,346	$50	$—	$—	$45,396
Interest payable	5,538	—	—	—	5.538
Commodity and interest derivatives	33,483	—	—	—	33,483

TOTAL CURRENT LIABILITIES:	84,367	50	—	—	84,417

LONG-TERM DEBT	633,592	—	—	—	633,592
COMMODITY AND INTEREST DERIVATIVES	23,430	—	—	—	23,430
ASSET RETIREMENT OBLIGATIONS	91,127	1,604	990	—	93,721
INTERCOMPANY PAYABLES (RECEIVABLES)	700,821	(650,346)	(50,475)	—	—

TOTAL LIABILITIES	1,533,337	(648,692)	(49,485)	—	835,160

TOTAL STOCKHOLDERS' EQUITY	(84,237)	464,934	56,024	(520,958)	(84,237)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,449,100	$(183,758)	$6,539	$(520,958)	$750,923

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,598	$—	$—	$—	$21,598
Accounts receivable	30,645	149	375	—	31,169
Inventories	6,583	—	—	—	6,583
Other current assets	3,887	—	—	—	3,887
Income tax receivable	931	—	—	—	931
Commodity derivatives	25,102	—	—	—	25,102

TOTAL CURRENT ASSETS	88,746	149	375	—	89,270

PROPERTY, PLANT & EQUIPMENT, NET	869,903	(183,973)	6,067	—	691,997
COMMODITY DERIVATIVES	18,140	—	—	—	18,140
INVESTMENTS IN AFFILIATES	522,885	—	—	(522,885)	—
OTHER	16,144	61	—	—	16,205

TOTAL ASSETS	$1,515,818	$(183,763)	$6,442	$(522,885)	$815,612

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,265	$61	$—	$—	$40,326
Interest payable	14,337	—	—	—	14,337
Commodity and interest derivatives	26,511	—	—	—	26,511

TOTAL CURRENT LIABILITIES:	81,113	61	—	—	81,174

LONG-TERM DEBT	643,443	—	—	—	643,443
COMMODITY AND INTEREST DERIVATIVES	16,357	—	—	—	16,357
ASSET RETIREMENT OBLIGATIONS	93,571	1,636	1,008	—	96,215
INTERCOMPANY PAYABLES (RECEIVABLES)	702,911	(650,848)	(52,063)	—	—

TOTAL LIABILITIES	1,537,395	(649,151)	(51,055)	—	837,189

TOTAL STOCKHOLDERS' EQUITY	(21,577)	465,388	57,497	(522,885)	(21,577)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,515,818	$(183,763)	$6,442	$(522,885)	$815,612

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$74,916	$7,020	$—	$—	$81,936
Other	696	36	1,259	(1,171)	820

Total revenues	75,612	7,056	1,259	(1,171)	82,756

EXPENSES:
Lease operating expenses	18,556	1,938	356	—	20,850
Production and property taxes	1,970	250	2	—	2,222
Transportation expense	2,153	10	—	(1,085)	1,078
Depletion, depreciation and amortization	18,565	1,278	131	—	19,974
Accretion of asset retirement obligations	1,445	123	17	—	1,585
General and administrative, net of amounts capitalized	8,766	625	104	(86)	9,409

Total expenses	51,455	4,224	610	(1,171)	55,118

Income (loss) from operations	24,157	2,832	649	—	27,638
FINANCING COSTS AND OTHER:
Interest expense, net	11,045	—	(921)	—	10,124
Amortization of deferred loan costs	677	—	—	—	677
Interest rate derivative losses (gains), net	9,524	—	—	—	9,524
Commodity derivative losses (gains), net	(36,475)	—	—	—	(36,475)

Total financing costs and other	(15,229)	—	(921)	—	(16,150)

Equity in subsidiary income	2,729	—	—	(2,729)	—

Income (loss) before income taxes	42,115	2,832	1,570	(2,729)	43,788
Income tax provision (benefit)	(1,873)	1,076	597	—	(200)

Net income (loss)	$43,988	$1,756	$973	$(2,729)	$43,988

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$77,933	$386	$—	$—	$78,319
Other	784	14	1,094	(1,021)	871

Total revenues	78,717	400	1,094	(1,021)	79,190

EXPENSES:
Lease operating expenses	21,282	23	371	—	21,676
Production and property taxes	1,683	(135)	—	—	1,548
Transportation expense	2,919	—	—	(933)	1,986
Depletion, depreciation and amortization	21,523	26	142	—	21,691
Accretion of asset retirement obligations	1,539	32	19	—	1,590
General and administrative, net of amounts capitalized	9,801	—	116	(88)	9,829

Total expenses	58,747	(54)	648	(1,021)	58,320

Income (loss) from operations	19,970	454	446	—	20,870
FINANCING COSTS AND OTHER:
Interest expense, net	13,723	—	(1,026)	—	12,697
Amortization of deferred loan costs	531	—	—	—	531
Interest rate derivative losses (gains), net	1,083	—	—	—	1,083
Loss on extinguishment of debt	1,357	—	—	—	1,357
Commodity derivative losses (gains), net	29,127	—	—	—	29,127

Total financing costs and other	45,821	—	(1,026)	—	44,795

Equity in subsidiary income	1,194	—	—	(1,194)	—

Income (loss) before income taxes	(24,657)	454	1,472	(1,194)	(23,925)
Income tax provision (benefit)	(732)	172	560	—	—

Net income (loss)	$(23,925)	$282	$912	$(1,194)	$(23,925)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$18,367	$4,506	$1,757	$—	$24,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(38,552)	(1,128)	(3,181)	—	(42,861)
Acquisitions of oil and natural gas properties	(2,041)	—	—	—	(2,041)
Expenditures for property and equipment and other	(444)	(1)	—	—	(445)

Net cash provided by (used in) investing activities	(41,037)	(1,129)	(3,181)	—	(45,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	1,953	(3,377)	1,424	—	—
Proceeds from long-term debt	50,000	—	—	—	50,000
Principal payments on long-term debt	(30,000)	—	—	—	(30,000)
Payments for deferred loan costs	(134)	—	—	—	(134)
Proceeds from stock incentive plans and other	1,011	—	—	—	1,011

Net cash provided by (used in) financing activities	22,830	(3,377)	1,424	—	20,877

Net increase (decrease) in cash and cash equivalents	160	—	—	—	160
Cash and cash equivalents, beginning of period	418	1	—	—	419

Cash and cash equivalents, end of period	$578	$1	$—	$—	$579

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(1,957)	$496	$1,656	$—	$195
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(66,846)	7	(68)	—	(66,907)
Acquisitions of oil and natural gas properties	(301)	—	—	—	(301)
Expenditures for property and equipment and other	(414)	—	—	—	(414)

Net cash provided by (used in) investing activities	(67,561)	7	(68)	—	(67,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	2,091	(503)	(1,588)	—	—
Proceeds from long-term debt	515,000	—	—	—	515,000
Principal payments on long-term debt	(505,311)	—	—	—	(505,311)
Payments for deferred loan costs	(9,578)	—	—	—	(9,578)
Proceeds from issuance of common stock	82,800	—	—	—	82,800
Stock issuance costs	(602)	—	—	—	(602)
Proceeds from stock incentive plans and other	1,692	—	—	—	1,692

Net cash provided by (used in) financing activities	86,092	(503)	(1,588)	—	84,001

Net increase (decrease) in cash and cash equivalents	16,574	—	—	—	16,574
Cash and cash equivalents, beginning of period	5,024	—	—	—	5,024

Cash and cash equivalents, end of period	$21,598	$—	$—	$—	$21,598

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

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

        Our average net production was 17,815 BOE/d in the first quarter of 2011, compared to 19,384 BOE/d in the first quarter of 2010 and 17,328 BOE/d in the fourth quarter of 2010. Excluding production from producing properties in Texas, which we sold in a series of transactions during the second quarter of 2010, our average net production was 18,096 BOE/d in the first quarter of 2010. As the sales occurred in the second quarter of 2010, our average net production for the first quarter of 2011 and fourth quarter of 2010 did not reflect any production from Texas.

        In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and natural gas and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our current development, exploitation and exploration capital expenditure budget for 2011 is $200 million, of which approximately $64.3 million was expended in the first three months of 2011. We have currently budgeted approximately 70% or $140 million for Southern California and 30% or $60 million for the Sacramento Basin. Of the $140 million allocated to Southern California, approximately $100 million is scheduled to be deployed to onshore Monterey shale activities with the remainder going to activities at legacy Southern California fields. We are currently evaluating our capital expenditure plans for the second half of the year as a result of higher than budgeted costs related to onshore Monterey shale drilling, ongoing data analysis resulting from that drilling activity and opportunities at legacy fields that are not included in our current 2011 capital expenditure budget. We expect that, during the second quarter, we will increase our budget modestly in order to pursue additional opportunities at our legacy fields. We expect that the revised budget will contemplate the drilling of 13 net wells targeting the onshore Monterey shale in 2011. The aggregate levels of capital expenditures for 2011, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2011 capital spending program to date and the current outlook for the remainder of 2011 based on our current budget.

Southern California—Exploitation and Development

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. During the first quarter of 2011, we completed a successful recompletion of an offshore well. We have secured permits to drill seven offshore and two onshore wells and plan to drill at least two of these locations later in the year.

        In the Sockeye field, activity levels were minimal during the first quarter but we have subsequently begun workover and drilling activities that we expect to complete during the second quarter. Our current 2011 capital expenditure budget contemplates minimal activity levels at Sockeye during the second half of the year.

        At the South Ellwood field, we continue to work on advancing the permitting process for three of the five proved undeveloped locations on our existing leases and continue to perform the facilities work necessary to begin drilling those locations. Our 2011 capital expenditure budget includes plans to perform six recompletions and spud one of our proved undeveloped locations at South Ellwood.

        In addition, our subsidiary Ellwood Pipeline, Inc. is pursuing the permits necessary to build a common carrier pipeline that would allow us to transport our oil from the South Ellwood field to refiners without the use of a barge or the marine terminal we currently use. We anticipate that approval hearings for the project will be held during mid-2011. While we believe the pipeline should be approved, the outcome of these hearings cannot be predicted. Pending completion of the pipeline, we expect to continue to use a double-hulled barge to transport oil production from the field. A draft environmental impact report (the "EIR") for the pipeline project was released in early March 2011. After the statutory review period of the draft, the EIR contractor will consider comments submitted prior to issuing a final EIR.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale, a Miocene age strata. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. To date, our onshore Monterey shale acreage position totaled approximately 240,000 gross and 159,000 net acres. An additional 60,000 gross and 46,000 net acres with Monterey shale production or potential are held by production.

        In 2010, we began actively drilling in a few of our more than 30 onshore Monterey shale prospects in three basins: Santa Maria, Salinas Valley, and San Joaquin. We spud 12 wells in 2010, including eight vertical "science" wells from which we collected cores, gathered a full suite of logs and performed production tests on prospective intervals. We have used various completion techniques on these wells, including acidizing and fracture stimulations. The remaining four wells spud in 2010 were horizontal wells intended to be completed as producing wells. During the first quarter of 2011 we spud five new wells, including one horizontal well, and set casing on three wells. In total, since the beginning of 2010 through the first quarter of 2011, we have spud 17 wells (12 vertical and five horizontal), of which 11 have had casing set (seven vertical and four horizontal) and two wells, both vertical, were used as pilot holes for two horizontal wells. Subsequent to the end of the first quarter, two vertical wells have had casing set, one horizontal well is waiting on casing to be set, and one vertical well is in the process of drilling. We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas, but to date have not seen significant production as a result of our drilling.

        We have designed the initial vertical wells to provide scientific information that we will use to evaluate the specific prospect area, as well as individual zones in the wellbore. Information developed from the analysis of cores from these vertical wells will be used to correlate our petrophysical model with data from historical well logs in the area. Hydrocarbon test rates on the vertical wells have ranged from 20 BOE/d to more than 150 BOE/d, and all but one of the wells have tested with light oil (23 to 39 degree API). Through our evaluation process, we have identified certain prospect areas that we believe will be developed with vertical well completions. We believe the potential exists for additional areas to be identified as candidates for vertical drilling while horizontal wells could have greater potential for production in other areas. Our primary focus with respect to our initial wells is on using our experience with, and the data generated from, those wells to develop and refine drilling and completion techniques that will be successful in the formation and effective processes for the identification of productive intervals on a replicable basis.

        We currently have three drilling rigs operating in the onshore Monterey shale, all of which are capable of drilling horizontal wells. We also plan to complete evaluation of the second and final phase of what we believe to be California's largest 3D seismic shoot during the first half of 2011 and to continue leasing throughout the year.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. During the first three months of 2011, we spud 14 wells and performed 46 recompletions in the basin. We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin and saw production gains from the five wells we fractured during the first three months of 2011. Also during the first quarter, we had success drilling an anomaly which we discovered using 3-D seismic data we acquired with leasehold in 2009. The exploratory well had an initial net production rate of more than three million cubic feet of natural gas per day and has enabled us to extend the boundaries of the Grimes field. We spud two additional anomalies identified with the seismic, one of which was successful.

        We have reduced our activity levels in the basin in 2011 as a result of depressed natural gas prices and our increased focus on our oil-based Monterey shale activities. Our current 2011 capital expenditure budget for the basin includes plans for approximately 40 wells, 220 recompletions, and 20 fracs.

Acquisitions and Divestitures

        Sale of Cat Canyon Field.    In December 2010, we sold our interests in the Cat Canyon field for $8.7 million (after closing adjustments).

        Sale of Texas Assets.    We sold our producing assets in Texas in a series of transactions that were completed in the second quarter of 2010 to multiple purchasers for aggregate net proceeds of $98.1 million (after closing adjustments and related expenses). We retained our 22.3% reversionary working interest in the Hastings Complex.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. We employ a hedging strategy in order to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of May 4, 2011 we had hedge contract floors covering approximately 99% of our 2011 annual production guidance. We have also secured hedge contracts for portions of our 2012 and 2013 production. All of our derivatives counterparties are members, or affiliates of members, of our revolving credit facility syndicate. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Expected Production.    In 2010, we began to emphasize our oil projects in Southern California relative to our natural gas projects in the Sacramento Basin. We believe that execution of our expected capital expenditure plan will result in a modest increase in average daily production volumes in 2011, relative to 2010. Although we have projected growth from our onshore Monterey shale project in 2011, we have not yet seen significant production from the project. In addition, we expect some delays in completing subsequent wells due to the current limited availability of field services. We therefore expect a smaller contribution to our full-year production from the onshore Monterey shale project than originally anticipated, though we continue to have positive long-term expectations related to the project. If the project is ultimately successful, we believe that it could result in significant production growth in subsequent years. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale, and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $13.52 per BOE for the first quarter of 2011 were higher than our full year 2010 results of $12.65 per BOE. We expect our 2011 LOE per BOE to be higher relative to 2010, primarily due to our expected focus on oil projects, which tend to have higher operating costs than natural gas projects. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        General and Administrative Expenses.    General and administrative expenses increased slightly from $4.78 per BOE for 2010 (excluding share-based compensation charges of $0.68 per BOE and one-time charges of $0.19 per BOE for severance payments resulting from the sale of our Texas producing properties), to $5.22 per BOE (excluding share-based compensation charges of $0.91 per BOE) in the first quarter of 2011. Excluding share-based compensation charges, on a per BOE basis, we expect our G&A costs to be relatively flat in 2011 compared to 2010. As with our lease operating expenses and production and property taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first quarter of 2011 of $13.53 per BOE increased from our full year 2010 DD&A of $11.79 per BOE. We expect our 2011 DD&A to increase modestly on a per BOE basis compared to our full year 2010 results. As with lease operating expenses, production and property taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

        Interest Expense.    As a result of the refinancing of our second lien term loan in the first quarter of 2011 (see "—Capital Resources and Requirements"), we replaced $455.3 million of variable rate debt with $500.0 million of 8.875% fixed rate debt. Additionally, because our second lien term loan was subject to variable interest rates, we had entered into interest rate derivative contracts to mitigate our interest rate risk and as a result, $500.0 million of variable rate borrowings effectively bore interest at approximately 7.8%. In conjunction with the refinancing transaction in the first quarter of 2011, we settled the interest rate derivative contracts.

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three months ended March 31, 2010 and 2011. This information reflects the actual historical results of our operations. No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended March 31,
	2010	2011
Production Volume:
Oil (MBbls)(1)	781	608
Natural gas (MMcf)	5,781	5,972
MBOE	1,745	1,603
Daily Average Production Volume:
Oil (Bbls/d)	8,678	6,756
Natural gas (Mcf/d)	64,233	66,356
BOE/d	19,384	17,815
Oil Price per Bbl Produced (in dollars):
Realized price	$68.56	$86.38
Realized commodity derivative gain (loss)	(1.38)	(1.51)

Net realized price	$67.18	$84.87

Natural Gas Price per Mcf (in dollars):
Realized price	$5.34	$4.03
Realized commodity derivative gain (loss)	0.65	1.07

Net realized price	$5.99	$5.10

Expense per BOE:
Lease operating expenses	$11.95	$13.52
Production and property taxes	1.27	0.97
Transportation expenses	0.62	1.24
Depreciation, depletion and amortization	11.45	13.53
General and administrative expense(2)	5.39	6.13
Interest expense	5.80	7.92

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

    (2)
    Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased by $3.6 million (4%) in the first quarter of 2011 to $78.3 million compared to $81.9 million in the first quarter of 2010. Sales in the first quarter of 2011 were affected by decreases in natural gas prices and lower oil production (as described below) compared to the first quarter of 2010, partially offset by increases in oil prices.

        Oil sales increased by $3.2 million (6%) in the first quarter of 2011 to $54.3 million compared to $51.1 million in the first quarter of 2010. Oil production decreased by 22%, with production of 608 MBbls in the first quarter of 2011 compared to 781 MBbls in the first quarter of 2010. The production decrease was primarily due to the sales of our producing properties in Texas in the second quarter of 2010. Excluding production from the Texas properties, production decreased by 96 MBbls (14%) from 704 MBbls in the first quarter of 2010 to 608 MBbls in the first quarter of 2011. This decrease is primarily due to natural production decline from the Sockeye, South Ellwood and West Montalvo fields. Our average realized price for oil increased $17.82 per Bbl (26%) from $68.56 per Bbl in the first quarter of 2010 to $86.38 per Bbl for the first quarter of 2011.

        Natural gas sales decreased $6.8 million (22%) in the first quarter of 2011 to $24.1 million compared to $30.9 million in the first quarter of 2010. Natural gas production increased 3%, with production of 5,972 MMcf in the first quarter of 2011 compared to 5,781 MMcf in the first quarter of 2010. The increase is primarily the result of successful drilling and recompletion activity in the Sacramento Basin in the latter half of 2010 and first quarter of 2011. Our average realized price for natural gas decreased $1.31 per Mcf (25%) from $5.34 per Mcf in the first quarter of 2010 to $4.03 per Mcf in the first quarter of 2011.

        Other Revenues.    Other revenues increased by $0.1 million (6%) to $0.9 million in the first quarter of 2011 from $0.8 million in the first quarter of 2010. The increase is primarily due to a contract that became effective April 2010, related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain the revenues from those activities. The increase in other revenues is the result of sub-charter activities in the first quarter of 2011.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $0.8 million (4%) to $21.7 million in the first quarter of 2011 from $20.9 million in the first quarter of 2010. Excluding the Texas properties, production expenses increased $2.8 million (15%) from $18.9 million in the first quarter of 2010 to $21.7 million in the first quarter of 2011. The increase was primarily due to a reduction in oil inventory levels, which resulted in the recognition of the associated lifting costs in the income statement in the first quarter of 2011. On a per unit basis, LOE increased by $1.57 per BOE from $11.95 in the first quarter of 2010 to $13.52 in the first quarter of 2011. Excluding the Texas assets, LOE per BOE increased from $11.60 per BOE in the first quarter of 2010 to $13.52 per BOE in the first quarter of 2011.

        Production and Property Taxes.    Production and property taxes decreased $0.7 million (30%) to $1.5 million in the first quarter of 2011 from $2.2 million in the first quarter of 2010. The decrease was primarily due to production and property taxes attributable to our Texas properties, which were sold in the second quarter of 2010. Excluding the Texas properties, production and property taxes were relatively consistent at $1.7 million in first quarter of 2010 and $1.5 million in the first quarter of 2011.

        Transportation Expenses.    Transportation expenses increased $0.9 million (84%) to $2.0 million in the first quarter of 2011 from $1.1 million in the first quarter of 2010. On a per BOE basis, transportation expenses increased $0.62 per BOE, from $0.62 per BOE in the first quarter of 2010 to $1.24 per BOE in the first quarter of 2011. The increase is primarily due to the contract described in "—Other Revenues", related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when not in use transporting production from the South Ellwood field (see "—Other Revenues").

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $1.7 million (9%) to $21.7 million in the first quarter of 2011 from $20.0 million in the first quarter of 2010. The increase is due to a higher depletion rate in the first quarter of 2011, which resulted from lower proved oil and natural gas reserve volumes at the end of the first quarter of 2011 compared to proved oil and natural gas reserve volumes at the end of the first quarter of 2010. DD&A expense on a per unit basis increased by $2.08 per BOE from $11.45 per BOE for the first quarter of 2010 to $13.53 per BOE for the first quarter of 2011.

        Accretion of Abandonment Liability.    Accretion expense remained constant at $1.6 million for both the first quarter of 2011 and the first quarter of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2011
Share-based compensation costs	$1,640	$2,280
Other general and administrative costs	13,717	14,143
General and administrative costs capitalized	(5,948)	(6,594)

General and administrative expense	$9,409	$9,829

        G&A expenses were relatively consistent at $9.8 million in the first quarter of 2011 compared to $9.4 million in the first quarter of 2010. Excluding the effect of the non-cash share-based compensation expense, G&A expense increased to $5.22 per BOE in the first quarter of 2011 from $4.77 per BOE in the first quarter of 2010, which was primarily due to lower production in the first quarter of 2011 compared to the first quarter of 2010.

        Interest Expense, Net.    Interest expense, net of interest income, increased $2.6 million (25%) from $10.1 million in the first quarter of 2010 to $12.7 million in the first quarter of 2011. The increase was primarily the result the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during the first quarter of 2010, averaged approximately 4.25% per annum during that period.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.5 million in the first quarter of 2011 compared to $0.7 million in the first quarter of 2010. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity in the first quarter of 2011 was an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. In the first quarter of 2010, we recognized an unrealized interest rate derivative loss of $5.0 million and a realized interest rate derivative loss of $4.5 million.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the first three months of 2011 of $1.4 million related to repayment of our second lien term loan. The loss related primarily to the write off of unamortized deferred financing costs associated with the second lien term loan.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2011
Realized commodity derivative (gains) losses	$(2,661)	$(5,468)
Amortization of commodity derivative premiums	5,657	1,990
Unrealized commodity derivative (gains) losses for changes in fair value	(39,471)	32,605

Commodity derivative (gains) losses	$(36,475)	$29,127

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the first quarter of 2011 and the same period in 2010 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and March 31, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. However, we continue to evaluate the existing evidence to determine the point at which we can conclude that it is more likely than not that we will be able to realize our net deferred tax assets and, as a result, reverse the valuation allowance. The income tax benefit we recorded for the three months ended March 31, 2010, primarily relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years. Due to our valuation allowance, there was no income tax expense (benefit) recorded during the three months ended March 31, 2011.

        Net Income (Loss).    Net loss for the first quarter of 2011 was $23.9 million compared to net income of $44.0 million for the same period in 2010. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Cash provided by operating activities	$24,630	$195
Cash (used in) provided by investing activities	(45,347)	(67,622)
Cash (used in) provided by financing activities	20,877	84,001

        Net cash provided by operating activities was $0.2 million in the first three months of 2011 compared with $24.6 million in the 2010 period. Cash flows from operating activities in the first three months of 2011 as compared to the 2010 period were unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million (see "—Capital Resources and Requirements"). Additionally, decreased production and lower natural gas prices in the first quarter of 2011 compared to the first quarter of 2010 contributed to the decrease. These decreases were partially offset by changes in our operating assets and liabilities.

        Net cash used in investing activities was $67.6 million in the first three months of 2011 compared with $45.3 million in the 2010 period. The primary investing activities in the first three months of 2011 were $66.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in the first three months of 2010 were $42.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash provided by financing activities was $84.0 million in the first three months of 2011 compared to $20.9 million during the 2010 period. The primary financing activities in the first three months of 2011 were the two capital raising transactions we completed as described below in "—Capital Resources and Requirements". The primary financing activities in the first three months of 2010 were $20.0 million in net borrowings under our revolving credit facility to fund capital expenditures and working capital needs.

Capital Resources and Requirements

        In the first quarter of 2011, we completed two capital raising transactions which provided us with additional liquidity. First, we issued 4.6 million shares of common stock at a price to the public of $18.75 per share. We received net proceeds of approximately $82.2 million after deducting offering-related expenses. Second, we issued $500 million of 8.875% senior unsecured notes which are due in February 2019. We received net proceeds of approximately $490.5 million from the notes offering, after deducting offering-related expenses. The proceeds from the two transactions were used to repay the outstanding principal of $455.3 million and accrued interest of $1.6 million related to our second lien term loan, settle the related interest rate swap contracts for $38.1 million and repay the outstanding balance of $45.0 million on our revolving credit facility.

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We currently have a budget for exploration, exploitation and development capital expenditures of $200 million in 2011, of which we incurred $64.3 million during the first quarter of 2011. As noted in "Overview—Capital Expenditures," we expect to increase our 2011 budget modestly. We expect to fund our 2011 capital expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility and cash on hand. Additionally, we continue to pursue joint venture transactions related to our Monterey shale development project. We have significant flexibility to reduce 2011 capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements in 2011 include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    In April 2011, we entered into a fourth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants during 2011, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        Loans under the revolving credit facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of (x) Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 0.75% to 1.75%, based upon utilization. Loans designated as "LIBO Rate Loans" under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.75%, based upon utilization. A commitment fee of 0.5% per annum is payable with respect to unused borrowing availability under the facility.

        The revolving credit facility has a total capacity of $500.0 million, but is limited by a borrowing base which is currently established at $200.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As described above, we repaid the outstanding principal balance on our revolving credit facility in February 2011. As of May 4, 2011, there was no balance drawn on our revolving credit facility.

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

        In February 2011, we issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, we repaid in full the outstanding principal balance of $455.3 million on the second lien term loan, plus accrued interest of $1.6 million.

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

Off-Balance Sheet Arrangements

        At March 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of March 31, 2011, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Weighted Avg. Barrels/day	Weighted Avg. Prices per Bbl	Weighted Avg. MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 - December 31, 2011:
Swaps	2,400	$105.65	24,000	$4.44
Collars(1)	5,000	$50.00/$100.00	—	$—
Puts(1)	2,000	$50.00	36,000	$5.92
January 1 - December 31, 2012:
Collars	8,500	$75.29/$118.84	—	$—
Puts	—	$—	37,300	$5.81
January 1 - December 31, 2013:
Collars	3,900	$81.79/113.59	20,000	$5.00/$7.02

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the NYMEX WTI ("WTI") crude price index and the Inter-Continental Exchange Brent crude price index ("Brent"). Historically the two price indexes have demonstrated a close correlation. The Southern California indexes on which we sell a significant percentage of our oil have historically demonstrated a close correlation with these two major crude oil benchmarks. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude, and the Southern California indexes most relevant to us have continued to track their correlation to Brent prices. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI and hedge the effect of future changes to the WTI-Brent relationship. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our oil and natural gas basis swaps as of March 31, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
April 1 - December 31, 2011	Brent Crude	3,700	$9.30	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	—	—	$—

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2011 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Apr 1 - Dec 31, 11
Call Spread	Key Bank	NYMEX	2,000	$141.00/$100.00	Apr 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Apr 1 - Dec 31, 11
Call Spread	Credit Suisse	NYMEX	3,000	$140.00/$100.00	Apr 1 - Dec 31, 11
Put	Key Bank	NYMEX	2,000	$50.00	Apr 1 - Dec 31, 11
Swap	Scotia Capital	NYMEX	2,400	$105.65	Apr 1 - Dec 31, 11
Basis Swap	Bank of Montreal	NYMEX/Brent	3,700	$9.30	Apr 1 - Dec 31, 11
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Jan 1 - Dec 31, 12
Collar	Scotia Capital	NYMEX	1,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	4,500	$7.28	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	500	$7.15	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Apr 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	1,000	$80.00/$110.00	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	500	$80.00/$110.00	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	1,400	$85.00/$120.00	Jan 1 - Dec 31, 13
Collar	BNP Paribas	NYMEX	1,000	$80.00/$110.00	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 - Dec 31, 13

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Call (sold)	Credit Suisse	NYMEX	12,000	$13.50	Apr 1 - Dec 31, 11
Call (purchased)	RBS	NYMEX	12,000	$13.50	Apr 1 - Dec 31, 11
Collar	Bank of Montreal	NYMEX	24,000	$5.75/$7.12	Apr 1 - Dec 31, 11
Call (purchased)	Bank of Montreal	NYMEX	12,000	$7.12	Apr 1 - Dec 31, 11
Collar (sold put; purchased call)	Bank of Montreal	NYMEX	12,000	$5.75/$7.12	Apr 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Apr 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Apr 1 - Dec 31, 11
Swap	Scotia Capital	NYMEX	12,000	$4.44	Apr 1 - Dec 31, 11
Swap	Key Bank	NYMEX	12,000	$4.4475	Apr 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Apr 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Apr 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Apr 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Apr 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	11,600	$0.27	Apr 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	20,000	$5.00/$7.02	Jan 1 - Dec 31, 13

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of March 31, 2011, the fair value of our commodity derivatives was a net asset of $0.4 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. Prior to the refinancing of our second lien term loan facility, we were similarly subject to interest rate risk with respect to amounts borrowed under that facility. Until that refinancing, we were party to interest rate swap transactions that limited our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through May 2014. Pursuant to those transactions, we paid a fixed interest rate of 3.840% and received a floating interest rate based on the one-month LIBO rate. As a result, $500 million of our variable rate debt effectively bore interest at a fixed rate of approximately 7.8%. Contemporaneously with the refinancing of the second lien term loan facility, we settled our interest rate swaps for $38.1 million.

        See notes to our condensed consolidated financial statements for a discussion of our long-term debt as of March 31, 2011.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Not Applicable

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    REMOVED AND RESERVED

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
10.6	Revised 2007 Long-Term Incentive Program.
10.11	Employment Agreement, dated as of March 28, 2007, by and between Venoco, Inc. and Edward J. O'Donnell.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2011

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
Name: Timothy M. Marquez
Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
Name: Timothy A. Ficker
Title: Chief Financial Officer