Form 10-Q
period 2011-09-30
Venoco, Inc.
filed 2011-11-01
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

        As of September 30, 2011, there were 61,607,796 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, anticipated pricing under sales contracts, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit facility and our construction of the new pipeline at the South Ellwood field. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 and such things as:

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

  •
  the effect of any business combination, joint venture or other significant transaction we may pursue, or the costs of litigation related thereto;

  •
  potential delays in completing our onshore South Ellwood pipeline and our potential inability to enter into sales agreements for South Ellwood production on terms we expect;

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended September 30, 2011

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and the Three and Nine Months Ended September 30, 2011	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2011	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults upon Senior Securities	49
Item 4.	Removed and Reserved	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		51

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2010	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$9
Accounts receivable	29,602	31,715
Inventories	6,229	6,494
Other current assets	4,585	5,036
Income taxes receivable	931	—
Commodity derivatives	26,407	50,870

Total current assets	72,778	94,124

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,734,190	1,900,742
Unproved	42,686	51,611
Accumulated depletion	(1,147,688)	(1,208,264)

Net oil and gas properties	629,188	744,089
Other property and equipment, net of accumulated depreciation and amortization of $16,588 and $18,190 at December 31, 2010 and September 30, 2011, respectively	18,856	16,641

Net property, plant and equipment	648,044	760,730

OTHER ASSETS:
Commodity derivatives	21,462	30,426
Deferred loan costs	6,096	15,755
Other	2,543	2,339

Total other assets	30,101	48,520

TOTAL ASSETS	$750,923	$903,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,396	$49,553
Interest payable	5,538	6,085
Commodity and interest derivatives	33,483	25,449

Total current liabilities	84,417	81,087

LONG-TERM DEBT	633,592	681,781
COMMODITY AND INTEREST DERIVATIVES	23,430	14,171
ASSET RETIREMENT OBLIGATIONS	93,721	86,561

Total liabilities	835,160	863,600

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 56,241,672 and 61,607,796 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively)	562	616
Additional paid-in capital	348,573	440,638
Retained earnings (accumulated deficit)	(433,372)	(401,480)

Total stockholders' equity	(84,237)	39,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$750,923	$903,374

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
REVENUES:
Oil and natural gas sales	$68,905	$77,296	$219,333	$241,533
Other	1,507	1,635	3,893	3,877

Total revenues	70,412	78,931	223,226	245,410
EXPENSES:
Lease operating expense	20,707	28,684	64,152	71,360
Property and production taxes	1,742	1,796	5,314	4,783
Transportation expense	2,750	2,367	6,489	7,023
Depletion, depreciation and amortization	19,475	20,406	58,191	63,810
Accretion of asset retirement obligations	1,518	1,623	4,649	4,821
General and administrative, net of amounts capitalized	8,264	9,236	28,435	27,889

Total expenses	54,456	64,112	167,230	179,686

Income (loss) from operations	15,956	14,819	55,996	65,724
FINANCING COSTS AND OTHER:
Interest expense, net	10,117	16,005	30,539	44,678
Amortization of deferred loan costs	499	592	1,855	1,715
Interest rate derivative losses (gains), net	11,048	—	36,848	1,083
Loss on extinguishment of debt	—	—	—	1,357
Commodity derivative losses (gains), net	(20,896)	(38,572)	(75,931)	(15,001)

Total financing costs and other	768	(21,975)	(6,689)	33,832

Income (loss) before income taxes	15,188	36,794	62,685	31,892
Income tax provision (benefit)	(200)	—	(400)	—

Net income (loss)	$15,388	$36,794	$63,085	$31,892

Earnings per common share:
Basic	$0.28	$0.60	$1.16	$0.53
Diluted	$0.28	$0.60	$1.14	$0.52
Weighted average common shares outstanding:
Basic	52,410	58,738	51,844	57,881
Diluted	53,259	58,830	52,750	58,038

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	562	6	(6)	—	—
Share-based compensation	—	—	8,030	—	8,030
Issuance of common stock pursuant to Employee Stock Purchase Plan	18	—	262	—	262
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	31,892	31,892

BALANCE AT SEPTEMBER 30, 2011	61,608	$616	$440,638	$(401,480)	$39,774

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,085	$31,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	58,191	63,810
Accretion of asset retirement obligations	4,649	4,821
Deferred income tax provision (benefit)	8,400	—
Share-based compensation	4,118	4,966
Amortization of deferred loan costs	1,855	1,715
Amortization of bond discounts and other non-cash interest	441	500
Loss on extinguishment of debt	—	1,357
Unrealized interest rate swap derivative losses (gains)	23,285	(40,064)
Unrealized commodity derivative losses (gains) and amortization of premiums	(52,062)	(3,455)
Changes in operating assets and liabilities:
Accounts receivable	6,393	(2,113)
Inventories	(105)	(265)
Other current assets	(1,776)	(589)
Income taxes receivable	(8,918)	931
Other assets	26	204
Accounts payable and accrued liabilities	(4,912)	10,059
Net premiums paid on derivative contracts	(6,711)	(7,201)

Net cash provided by operating activities	95,959	66,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(152,353)	(189,467)
Acquisitions of oil and natural gas properties	(2,645)	(213)
Expenditures for other property and equipment	(2,331)	(1,088)
Proceeds from sale of oil and natural gas properties	98,103	—

Net cash (used in) provided by investing activities	(59,226)	(190,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	105,000	563,000
Principal payments on long-term debt	(152,570)	(515,311)
Payments for deferred loan costs	(281)	(12,548)
Proceeds from issuance of common stock	—	82,800
Stock issuance costs	—	(629)
Proceeds from stock incentive plans and other	10,709	1,873

Net cash (used in) provided by financing activities	(37,142)	119,185

Net increase (decrease) in cash and cash equivalents	(409)	(5,015)
Cash and cash equivalents, beginning of period	419	5,024

Cash and cash equivalents, end of period	$10	$9

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$25,583	$43,641
Cash paid (refunded) for income taxes	$250	$(931)
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$18,325	$15,017
Increase (decrease) in accrued capital expenditures	$3,090	$(5,355)

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

        The Company incurred losses before income taxes in 2008 and 2009. These losses and expected future taxable losses were key considerations that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2010 and September 30, 2011 since it could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; consistent, meaningful production and proved

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

reserves from the Company's onshore Monterey shale project; and meaningful production and proved reserves from the CO2 flood at the Hastings field. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. The income tax benefit for the nine months ended September 30, 2010 relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years. Due to the valuation allowance, no income tax expense or benefit was recorded for the nine months ended September 30, 2011.

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

        The following table details the weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Dilutive	4,843	3,187	4,884	3,200
Anti-dilutive	148	593	511	559

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income (loss)	$15,388	$36,794	$63,085	$31,892
Allocation of net income to unvested restricted stock	(746)	(1,718)	(2,982)	(1,492)

Net income (loss) allocated to common stock	$14,642	$35,076	$60,103	$30,400

Basic weighted average common shares outstanding	52,410	58,738	51,844	57,881
Add: dilutive effect of stock options	849	92	906	157

Diluted weighted average common shares outstanding	53,259	58,830	52,750	58,038

Basic earnings per common share	$0.28	$0.60	$1.16	$0.53
Diluted earnings per common share	$0.28	$0.60	$1.14	$0.52

        Related Party Transactions—The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by the Company's Chief Executive Officer and his wife. Through September 30, 2011, the Company has incurred approximately $1.1 million of sublease charges related to the agreement, all of which is recorded in accounts payable and accrued liabilities on the Company's balance sheet at September 30, 2011.

        Recent Events—On August 26, 2011, the Company's board of directors received a proposal from its chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is the beneficial owner of approximately 50.3% of Venoco's common stock. According to the proposal letter, Mr. Marquez will form an acquisition vehicle for the purpose of completing the acquisition. The proposal is subject to, among other things, Mr. Marquez being able to secure financing with acceptable terms. The Company's board of directors has formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. As of October 31, 2011, no decisions have been made by the special committee with respect to the Company's response to the proposal.

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

        Recently Issued Accounting Standards—In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is effective for interim and annual periods

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2011. The ASU is not expected to have a significant impact on the Company's financial statements, other than additional disclosures.

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

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Revolving credit agreement due March 2016	$35,000	$38,000
Second lien term loan due May 2014	455,311	—
11.50% senior notes due October 2017	143,281	143,781
8.875% senior notes due February 2019	—	500,000

Total long-term debt	633,592	681,781
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$633,592	$681,781

        Revolving credit facility.    In April 2011, the Company entered into a fourth amended and restated credit agreement which increased the size of its revolving credit facility from $300 million to $500 million. The facility has a maturity date of March 31, 2016. The borrowing base (currently established at $200 million) is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

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

        In February 2011, the Company repaid the outstanding balance of the revolving credit facility with proceeds from an issuance of common stock (see note 7). As of October 31, 2011, the Company had $43.0 million outstanding on the facility and had available borrowing capacity of $153.2 million under the facility, net of the outstanding balance of $43.0 million and $3.8 million in outstanding letters of credit.

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

        The Company was in compliance with all debt covenants at September 30, 2011.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

contracts are effective. At September 30, 2011, the balance of unamortized net derivative premiums paid was $16.5 million, of which $2.0 million, $11.4 million and $3.1 million will be amortized in the remainder of 2011 and in 2012 and 2013, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Realized commodity derivative (gains) losses	$(10,863)	$(2,571)	$(23,869)	$(11,546)
Amortization of commodity derivative premiums	5,657	1,990	16,972	5,970
Unrealized commodity derivative (gains) losses for changes in fair value:	(15,690)	(37,991)	(69,034)	(9,425)

Commodity derivative (gains) losses	$(20,896)	$(38,572)	$(75,931)	$(15,001)

        As of September 30, 2011, the Company had entered into various swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Weighted Avg. Barrels/day	Weighted Avg. Prices per Bbl	Weighted Avg. MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2011:
Swaps	1,000	$105.65	24,000	$4.44
Collars(1)	5,000	$50.00/$100.00	—	$—
Puts(1)	2,000	$50.00	36,000	$5.92
January 1 - December 31, 2012:
Collars(1)	6,500	$80.00/$118.15	13,400	$4.50/$5.25
Puts(1)	2,000	$60.00	37,300	$5.81
January 1 - December 31, 2013:
Collars	3,900	$81.79/113.59	20,000	$4.50/$5.40
Puts	—	$—	20,000	$5.00

(1)
Reflects the impact of call spreads and purchased calls, which are transactions entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the NYMEX WTI crude price index ("WTI") and the Inter-Continental Exchange Brent crude price index ("Brent"). Historically the two price indexes have demonstrated a close correlation. The Southern California indexes on which the Company sells a significant percentage of its oil have historically demonstrated a close correlation with these two major crude oil benchmarks. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude, and the Southern California indexes most relevant to the Company have continued to track their correlation to Brent prices. The oil basis swaps entered into by the Company attempt to fix the premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of the Company's natural gas is sold. The Company's oil and natural gas basis swaps as of September 30, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2011	Brent Crude	3,700	$9.30	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	—	—	$—

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Realized interest rate derivative (gains) losses	$4,495	$—	$13,563	$41,147
Unrealized interest rate derivative (gains) losses	6,553	—	23,285	(40,064)

Interest rate derivative (gains) losses, net	$11,048	$—	$36,848	$1,083

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2010 and September 30, 2011 are summarized below. The net fair value of the Company's derivatives changed by $50.7 million from a net liability of $9.0 million at December 31, 2010 to a net asset of $41.7 million at September 30, 2011, primarily due to (i) settlement of the interest rate swaps in February 2011, (ii) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (iii) settlement of commodity derivative positions during the current period and (iv) changes to the Company's commodity derivative portfolio during 2011. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2010	September 30, 2011
Current Assets—Commodity derivatives:
Oil derivative contracts	$95	$20,718
Gas derivative contracts	26,312	30,152

	26,407	50,870

Other Assets—Commodity derivatives:
Oil derivative contracts	—	17,559
Gas derivative contracts	21,462	12,867

	21,462	30,426

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(8,039)	(22,339)
Gas derivative contracts	(6,890)	(3,110)
Interest rate derivative contracts	(18,554)	—

	(33,483)	(25,449)

Commodity and interest derivatives:
Oil derivative contracts	(1,921)	(14,171)
Gas derivative contracts	—	—
Interest rate derivative contracts	(21,509)	—

	(23,430)	(14,171)

Net derivative asset (liability)	$(9,044)	$41,676

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2011 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2011
Assets (Liabilities):
Commodity derivative contracts	$—	$81,296	$—	$81,296
Commodity derivative contracts	—	(39,620)	—	(39,620)

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

	December 31, 2010		September 30, 2011
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$35,000	$35,000	$38,000	$38,000
Second lien term loan	455,311	434,253	—	—
11.50% senior notes	143,281	162,000	143,781	145,500
8.875% senior notes	—	—	500,000	450,710

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

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Asset retirement obligations at beginning of period	$92,985	$94,221
Revisions of estimated liabilities	710	(15,095)
Liabilities incurred/acquired	4,366	3,365
Liabilities settled	(1,942)	(251)
Disposition of properties	(5,292)	—
Accretion expense	4,649	4,821

Asset retirement obligations at end of period	95,476	87,061
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,000)	(500)

Long-term asset retirement obligations	$94,476	$86,561

        The revisions of $15.1 million for the nine months ended September 30, 2011 primarily relate to updated estimated useful lives of certain of the Company's offshore platforms and support facilities. In particular, reserve lives for the South Ellwood field were extended in connection with the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

September 2011 approval of the common carrier pipeline that will transport oil from the field to refiners and replace the use of a barge.

7. CAPITAL STOCK

        The Company has 65.9 million shares of common stock issued or reserved for issuance at September 30, 2011. At September 30, 2011, the Company has 61.6 million common shares issued and outstanding, of which 2.8 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2011, the Company had approximately 0.9 million options outstanding and 2.8 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

        During the first quarter of 2011, the Company sold 4.6 million shares of common stock in a public offering at $18.75 per share and received approximately $82.2 million in net proceeds, after underwriting discounts and estimated expenses.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company, other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of September 30, 2011, there are a total of 902,055 options outstanding with a weighted average exercise price of $13.90 ($6.00 to $20.00), all of which have vested. The options typically have a maximum life of 10 years.

        As of September 30, 2011, there were a total of 2,841,409 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 1,070,495 shares granted to its CEO. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,855,147 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions which were granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of the 496,846 awards with market conditions granted in February 2011 was estimated to be $17.83 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

        As of September 30, 2011, there was $19.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted average period of 2.8 years. All compensation cost related to stock options has been recognized.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
General and administrative expense	$1,660	$2,430	$5,020	$7,140
Oil and natural gas production expense	290	260	870	890

Total share-based compensation costs	1,950	2,690	5,890	8,030
Less: share-based compensation costs capitalized	(563)	(1,127)	(1,772)	(3,064)

Share-based compensation expensed	$1,387	$1,563	$4,118	$4,966

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price
Outstanding, start of period	1,093,758	$13.07
Granted	—	$—
Exercised	(185,753)	$9.69
Cancelled	(5,950)	$17.00

Outstanding, end of period	902,055	$13.90

Exercisable, end of period	902,055	$13.90

        The following summarizes the Company's unvested restricted stock award activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	2,603,250	$9.70
Granted	762,831	$17.40
Vested	(323,356)	$10.83
Forfeited	(201,316)	$12.57

Non-vested, end of period	2,841,409	$11.44

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

9. CONTINGENCIES

        Marquez Proposal—On August 26, 2011 Timothy Marquez, the chairman and chief executive officer of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he does not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). In August and September of 2011, four lawsuits were filed in the Delaware Court of Chancery against the Company and each of its directors by shareholders alleging that the Company and directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. A fifth lawsuit was filed in September 2011, also in the Delaware Court of Chancery, naming only Mr. Marquez as a defendant. Each action seeks certification as a class action. In the complaints, the plaintiffs challenge the Marquez Proposal and allege, among other things, that the consideration to be paid pursuant to such proposal is inadequate. The complaints seek, among other relief, to enjoin defendants from consummating the Marquez Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. The Company has reviewed the allegations contained in the complaints and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the grounds that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2012. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants have made claims for indemnity which the Company is disputing. The Company cannot predict the cost of these indemnity claims at the present time.

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

        Based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. Therefore, no liability has been accrued. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined not to be applicable, their impact on the Company's results of operations, financial position and/or liquidity could be material.

        State Lands Commission Royalty Audit—In 2004 the California State Lands Commission (the "SLC") initiated an audit of the Company's royalty payments for the period from August 1, 1997 through December 31, 2003 on oil and gas produced from the South Ellwood Field, State Leases 3120 and 3240 (the "Leases"). The audit period was subsequently extended through September 2009. In December 2009, the Company was notified that the SLC's audit for the period January 2004 through September 2009 indicated that the Company underpaid royalties due on oil and gas production from the Leases by approximately $5.8 million. In March 2011 the SLC notified the Company that for the period 1997 through 2009 the total underpaid royalties from the Leases were approximately $5.9 million. Based on the Company's review of the SLC's audit contentions and additional historical records, the Company believes that it may have overpaid royalties due on oil and gas production during the audit periods and may be owed a refund of such overpayments. The Company believes the position of the SLC is without merit and intends to vigorously contest the audit findings and to enforce its rights for refunds of royalties it may have overpaid. We do not believe that it is probable that a material judgment against us will result. Therefore, no liability has been accrued.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, with respect to these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2011. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$—	$—	$—	$9
Accounts receivable	31,181	127	407	—	31,715
Inventories	6,494	—	—	—	6,494
Other current assets	5,036	—	—	—	5,036
Income tax receivable	—	—	—	—	—
Commodity derivatives	50,870	—	—	—	50,870

TOTAL CURRENT ASSETS	93,590	127	407	—	94,124

PROPERTY, PLANT & EQUIPMENT, NET	937,278	(184,084)	7,536	—	760,730
COMMODITY DERIVATIVES	30,426	—	—	—	30,426
INVESTMENTS IN AFFILIATES	526,633	—	—	(526,633)	—
OTHER	18,033	61	—	—	18,094

TOTAL ASSETS	$1,605,960	$(183,896)	$7,943	$(526,633)	$903,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$49,553	$—	$—	$—	$49,553
Interest payable	6,085	—	—	—	6,085
Commodity and interest derivatives	25,449	—	—	—	25,449

TOTAL CURRENT LIABILITIES:	81,087	—	—	—	81,087

LONG-TERM DEBT	681,781	—	—	—	681,781
COMMODITY AND INTEREST DERIVATIVES	14,171	—	—	—	14,171
ASSET RETIREMENT OBLIGATIONS	84,304	1,701	556	—	86,561
INTERCOMPANY PAYABLES (RECEIVABLES)	704,843	(651,876)	(52,967)	—	—

TOTAL LIABILITIES	1,566,186	(650,175)	(52,411)	—	863,600

TOTAL STOCKHOLDERS' EQUITY	39,774	466,279	60,354	(526,633)	39,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,605,960	$(183,896)	$7,943	$(526,633)	$903,374

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$69,003	$(98)	$—	$—	$68,905
Other	1,358	64	1,291	(1,206)	1,507

Total revenues	70,361	(34)	1,291	(1,206)	70,412

EXPENSES:
Lease operating expenses	20,182	—	525	—	20,707
Production and property taxes	1,670	(11)	83	—	1,742
Transportation expense	3,869	1	—	(1,120)	2,750
Depletion, depreciation and amortization	19,310	28	137	—	19,475
Accretion of asset retirement obligations	1,471	30	17	—	1,518
General and administrative, net of amounts capitalized	8,191	44	115	(86)	8,264

Total expenses	54,693	92	877	(1,206)	54,456

Income (loss) from operations	15,668	(126)	414	—	15,956

FINANCING COSTS AND OTHER:
Interest expense, net	11,088	—	(971)	—	10,117
Amortization of deferred loan costs	499	—	—	—	499
Interest rate derivative losses (gains), net	11,048	—	—	—	11,048
Commodity derivative losses (gains), net	(20,896)	—	—	—	(20,896)

Total financing costs and other	1,739	—	(971)	—	768

Equity in subsidiary income	781	—	—	(781)	—

Income (loss) before income taxes	14,710	(126)	1,385	(781)	15,188
Income tax provision (benefit)	(678)	(48)	526	—	(200)

Net income (loss)	$15,388	$(78)	$859	$(781)	$15,388

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$76,907	$389	$—	$—	$77,296
Other	1,528	14	1,206	(1,113)	1,635

Total revenues	78,435	403	1,206	(1,113)	78,931
EXPENSES:
Lease operating expenses	28,172	12	500	—	28,684
Property and production taxes	1,919	(190)	67	—	1,796
Transportation expense	3,392	—	—	(1,025)	2,367
Depletion, depreciation and amortization	20,203	26	177	—	20,406
Accretion of asset retirement obligations	1,572	33	18	—	1,623
General and administrative, net of amounts capitalized	9,206	—	118	(88)	9,236

Total expenses	64,464	(119)	880	(1,113)	64,112

Income (loss) from operations	13,971	522	326	—	14,819
FINANCING COSTS AND OTHER:
Interest expense, net	17,071	—	(1,066)	—	16,005
Amortization of deferred loan costs	592	—	—	—	592
Commodity derivative losses (gains), net	(38,572)	—	—	—	(38,572)

Total financing costs and other	(20,909)	—	(1,066)	—	(21,975)

Equity in subsidiary income	1,187	—	—	(1,187)	—

Income (loss) before income taxes	36,067	522	1,392	(1,187)	36,794
Income tax provision (benefit)	(727)	199	528	—	—

Net income (loss)	$36,794	$323	$864	$(1,187)	$36,794

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$209,106	$10,227	$—	$—	$219,333
Other	3,574	67	3,801	(3,549)	3,893

Total revenues	212,680	10,294	3,801	(3,549)	223,226

EXPENSES:
Lease operating expenses	60,143	2,738	1,271	—	64,152
Production and property taxes	4,798	405	111	—	5,314
Transportation expense	9,766	13	—	(3,290)	6,489
Depletion, depreciation and amortization	55,957	1,831	403	—	58,191
Accretion of asset retirement obligations	4,369	229	51	—	4,649
General and administrative, net of amounts capitalized	26,124	2,236	334	(259)	28,435

Total expenses	161,157	7,452	2,170	(3,549)	167,230

Income (loss) from operations	51,523	2,842	1,631	—	55,996

FINANCING COSTS AND OTHER:
Interest expense, net	33,374	(1)	(2,834)	—	30,539
Amortization of deferred loan costs	1,855	—	—	—	1,855
Interest rate derivative losses (gains), net	36,848	—	—	—	36,848
Commodity derivative losses (gains), net	(75,931)	—	—	—	(75,931)

Total financing costs and other	(3,854)	(1)	(2,834)	—	(6,689)

Equity in subsidiary income	4,531	—	—	(4,531)	—

Income (loss) before income taxes	59,908	2,843	4,465	(4,531)	62,685
Income tax provision (benefit)	(3,177)	1,080	1,697	—	(400)

Net income (loss)	$63,085	$1,763	$2,768	$(4,531)	$63,085

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$240,345	$1,188	$—	$—	$241,533
Other	3,590	42	3,413	(3,168)	3,877

Total revenues	243,935	1,230	3,413	(3,168)	245,410
EXPENSES:
Lease operating expense	70,055	46	1,259	—	71,360
Property and production taxes	5,020	(336)	99	—	4,783
Transportation expense	9,927	—	—	(2,904)	7,023
Depletion, depreciation and amortization	63,265	78	467	—	63,810
Accretion of asset retirement obligations	4,669	97	55	—	4,821
General and administrative, net of amounts capitalized	27,801	1	351	(264)	27,889

Total expenses	180,737	(114)	2,231	(3,168)	179,686

Income (loss) from operations	63,198	1,344	1,182	—	65,724
FINANCING COSTS AND OTHER:
Interest expense, net	47,826	—	(3,148)	—	44,678
Amortization of deferred loan costs	1,715	—	—	—	1,175
Interest rate derivative losses (gains), net	1,083	—	—	—	1,083
Loss on extinguishment of debt	1,357	—	—	—	1,357
Commodity derivative losses (gains), net	(15,001)	—	—	—	(15,001)

Total financing costs and other	36,980	—	(3,148)	—	33,832

Equity in subsidiary income	3,518	—	—	(3,518)	—

Income (loss) before income taxes	29,736	1,344	4,330	(3,518)	31,892
Income tax provision (benefit)	(2,156)	511	1,645	—	—

Net income (loss)	$31,892	$833	$2,685	$(3,518)	$31,892

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$60,262	$1,463	$4,843	$—	$66,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(187,107)	66	(2,426)	—	(189,467)
Acquisitions of oil and natural gas properties	(213)	—	—	—	(213)
Expenditures for property and equipment and other	(1,088)	—	—	—	(1,088)

Net cash provided by (used in) investing activities	(188,408)	66	(2,426)	—	(190,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	3,946	(1,529)	(2,417)	—	—
Proceeds from long-term debt	563,000	—	—	—	563,000
Principal payments on long-term debt	(515,311)	—	—	—	(515,311)
Payments for deferred loan costs	(12,548)	—	—	—	(12,548)
Proceeds from issuance of common stock	82,800	—	—	—	82,800
Stock issuance costs	(629)	—	—	—	(629)
Proceeds from stock incentive plans and other	1,873	—	—	—	1,873

Net cash provided by (used in) financing activities	123,131	(1,529)	(2,417)	—	119,185

Net increase (decrease) in cash and cash equivalents	(5,015)	—	—	—	(5,015)
Cash and cash equivalents, beginning of period	5,024	—	—	—	5,024

Cash and cash equivalents, end of period	$9	$—	$—	$—	$9

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

Recent Events

        On August 26, 2011, our board of directors received a proposal from our chairman and chief executive officer, Timothy Marquez, to acquire all of our outstanding shares of common stock of which Mr. Marquez is not the beneficial owner for $12.50 per share in cash (the "Marquez Proposal"). Mr. Marquez is the beneficial owner of approximately 50.3% of our common stock. According to the proposal letter, Mr. Marquez will form an acquisition vehicle for the purpose of completing the acquisition. The proposal is subject to, among other things, Mr. Marquez being able to secure financing with acceptable terms. The board of directors has formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. As of October 31, 2011, no decisions have been made by the special committee with respect to the Company's response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditure budget for 2011 is $250 million, which was increased from $200 million in September 2011 to include costs associated with construction of the onshore pipeline to transport crude oil from the South Ellwood field, as well as to retain drilling rigs in the West Montalvo field, the Sevier field and in the Sacramento Basin for the remainder of the year. Approximately $188 million of the $250 million budget was expended in the first nine months of 2011. We have budgeted approximately 70% or $175 million for Southern California and 30% or $75 million for the Sacramento Basin. Of the $175 million allocated to Southern California, approximately $109 million is scheduled to be deployed to onshore Monterey shale activities with the remainder going to activities at legacy Southern California fields. We are in the process of developing our 2012 capital budget. Overall, we expect capital expenditures in 2012 will likely be below 2011 levels but anticipate increased spending at legacy Southern California fields, which received approximately 25% of the 2011 capital budget but will likely receive about 40% of the capital allocation. The remaining 60% of the 2012 capital budget will be allocated between onshore Monterey shale activities and the Sacramento Basin. We have experienced recent success at our Sevier field (see "—Southern California—Onshore Monterey Shale"), and the allocation of the remainder of our planned 2012 capital expenditures could be impacted by the results of the next few wells drilled at Sevier.

        The aggregate levels of capital expenditures for the remainder of 2011 and 2012, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2011 capital spending program.

Southern California—Exploitation and Development

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. Earlier this year we secured permits to drill seven wells targeting offshore locations and two wells targeting onshore locations; we spud the first of these wells, an onshore well, during the second quarter and we completed the well early in the third quarter. We spud two wells, both targeting offshore locations, during the third quarter and plan to drill three additional offshore locations during the fourth quarter, one of which was spud in October. We have also performed five recompletions at West Montalvo during the first nine months of the year.

        In the Sockeye field, we redrilled two inactive wells that target the Monterey shale formation during the first nine months of the year. Our 2011 capital expenditure budget contemplates minimal activity levels at Sockeye during the remaining quarter of the year.

        At the South Ellwood field, we continue to work on advancing the permitting process for three of the five proved undeveloped locations on our existing leases and continue to perform the facilities work necessary to begin drilling those locations. Our 2011 capital expenditure budget includes plans to perform recompletions on a number of wells. We began these recompletions during the third quarter and expect to continue through the end of the year.

        In addition, during the third quarter of 2011 our subsidiary Ellwood Pipeline, Inc. received the approvals necessary to begin construction of a common carrier pipeline that will allow us to transport our oil from the field to refiners without the use of a barge or the marine terminal we currently use. Construction of the pipeline began in the third quarter and, if certain project milestones are met during the fourth quarter, the project could be completed during the first quarter of 2012. As a result of the pipeline approval, the estimated reserve life of the South Ellwood field is expected to be extended by approximately 30 years and proved reserves in the field have increased by approximately 9.0 MMBOE, based on SEC pricing as of September 30, 2011.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale, a Miocene age strata. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. To date, our onshore Monterey shale acreage position totals approximately 252,000 gross and 168,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. We also have an additional 60,000 gross and 46,000 net acres with Monterey shale production or potential which are held by production at our legacy Southern California fields.

        During the first nine months of 2011 we spud nine wells, including three horizontal wells, and set casing on ten wells (including wells spud last year). In total, since the beginning of 2010 through the third quarter of 2011, we have spud 21 wells (15 vertical and six horizontal), of which 18 have had casing set (12 vertical and six horizontal) and two wells, both vertical, were used as pilot holes for two horizontal wells. We currently have one rig drilling in the Sevier field and plan to keep the rig operating through the end of the year and to spud two additional wells during the fourth quarter (one of which was spud in October). In addition, earlier this year, we completed the second and final phase of a 3-D seismic shoot in the San Joaquin area which covered approximately 500 square miles and we continue to analyze the data from the shoot.

        We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas (the Sevier field in the San Joaquin Basin and the South Salinas field in the Salinas Valley), but to date have not seen material levels of production from the program. At Sevier, we have spud four vertical wells during 2011 (including the well spud in October). Our second well drilled during the year at Sevier was completed in September and had a peak 24-hour gross production rate of 221 barrels of oil equivalent. The well has produced from one zone with a stabilized seven day gross rate of approximately 190 barrels of oil equivalent per day and has averaged approximately 165 gross barrels of oil equivalent per day over a 26-day period. We completed this well at the lowest zone in the wellbore. The zone exhibited limited log response, but has produced commercial levels of oil. As a result, we are planning to reevaluate our existing wellbores for additional recompletion opportunities. The results from the next few wells drilled at Sevier (two in the fourth quarter of 2011) could impact how we decide to allocate funding in our 2012 budget.

Sacramento Basin—Exploitation and Development

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. During the first nine months of 2011, we spud 35 wells and performed 174 recompletions in the basin. We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin with 18 wells fractured during the first nine months of 2011. In early 2011 we drilled a successful exploratory well on an anomaly which we discovered using 3D seismic data we acquired with leasehold in 2009. The well has produced at sustained net rates of more than 2.5 million cubic feet per day and has enabled us to extend the boundaries of the Grimes field. We have drilled four additional wells along this trend; one well was plugged and abandoned, two wells have produced at sustained net rates of approximately 1.5 and 0.8 million cubic feet per day, and one well is currently being completed.

        We have reduced our activity levels in the basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects including Monterey shale activities. Our 2011 capital expenditure budget for the basin includes plans for approximately 40 wells, 220 recompletions, and 20 fracs.

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

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of October 31, 2011 we had hedge contract floors covering 8,000 barrels of oil per day and 60 million cubic feet of natural gas per day for the remainder of 2011. We have also secured hedge contracts for portions of our 2012 and 2013 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities. Additionally, the sales contracts under which we currently sell a significant portion of our oil are based on the NYMEX WTI ("WTI") crude price index and these contracts will expire at the end of the first quarter of 2012. We expect to enter into new sales contracts based on certain Southern California crude price indexes, which have recently traded at a premium to WTI and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). We also expect to be able to secure more favorable sales contracts related to oil produced from our South Ellwood field once the onshore pipeline is completed because we will be able to market our oil to a greater number of refineries.

        Expected Production.    We expect our 2011 average daily production volumes to be approximately 17,500 BOE per day, which is roughly flat with average daily production from our legacy assets in 2010. We originally projected flat production from our legacy assets and 2,000 BOE per day growth from our onshore Monterey shale project. The impact of the projected growth from our onshore Monterey shale project diminished as the year progressed as a result of delays in obtaining completion, evaluation and stimulation services and drilling results. At this point in the year we do not expect 2011 average daily production to be meaningfully impacted by onshore Monterey shale volumes. We continue to have positive long-term expectations for the project and we believe that it could result in significant production growth in subsequent years. Given our expected increase in capital spending related to our oil producing legacy Southern California assets in 2012, we expect the production ratio of oil to natural gas to increase in 2012 relative to 2011. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale, and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2010.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $14.90 per BOE for the first nine months of 2011 were higher than our full year 2010 results of $12.65 per BOE. We expect our 2011 LOE per BOE to be higher relative to 2010 primarily due to certain maintenance projects at a number of our fields, which are expected to continue through the fourth quarter and into 2012. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        Property and Production Taxes.    Property and production taxes of $1.00 per BOE for the first nine months of 2011 were relatively flat when compared to our full year 2010 results of $1.01 per BOE. We expect our full year 2011 property and production taxes to remain relatively flat on a per BOE basis compared to our 2010 results. As with lease operating expenses, our expectations with respect to future property and production taxes are subject to numerous risks and uncertainties.

        General and Administrative Expenses.    General and administrative expenses remained flat at $4.79 per BOE (excluding share-based compensation charges of $0.85 per BOE and costs of $0.19 per BOE related to the evaluation by the special committee of the Marquez Proposal) in the first nine months of 2011 compared to $4.78 per BOE for 2010 (excluding share-based compensation charges of $0.68 per BOE and one-time charges of $0.19 per BOE for severance payments resulting from the sale of our Texas producing properties). Excluding share-based compensation charges, severance charges and special committee-related charges, on a per BOE basis, we expect our G&A costs to remain relatively flat for the full year 2011 compared to 2010. As with our lease operating expenses and property and production taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first nine months of 2011 of $13.32 per BOE increased from our full year 2010 DD&A of $11.79 per BOE. We expect our 2011 DD&A to increase on a per BOE basis compared to our full year 2010 results. As with lease operating expenses, property and production taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

        Interest Expense.    As a result of the refinancing of our second lien term loan in the first quarter of 2011 (see "—Capital Resources and Requirements"), we replaced $455.3 million of variable rate debt with $500.0 million of 8.875% fixed rate debt. Additionally, because our second lien term loan was subject to variable interest rates, we had entered into interest rate derivative contracts to mitigate our interest rate risk and, as a result, $500.0 million of variable rate borrowings effectively bore interest at approximately 7.8%. In conjunction with the refinancing transaction in the first quarter of 2011, we settled the interest rate derivative contracts.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses and expected future taxable losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and September 30, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; consistent, meaningful production and proved reserves from our onshore Monterey shale project; and meaningful production and proved reserves from the CO2 flood at the Hastings field. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

  Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2010 and 2011. This information reflects the actual historical results of our operations. No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Production Volume:
Oil (MBbls)(1)	682	594	2,163	1,821
Natural gas (MMcf)	5,892	5,966	17,405	17,812
MBOE	1,664	1,588	5,064	4,790
Daily Average Production Volume:
Oil (Bbls/d)	7,413	6,457	7,923	6,670
Natural gas (Mcf/d)	64,043	64,848	63,755	65,245
BOE/d	18,087	17,265	18,549	17,544
Oil Price per Bbl Produced (in dollars):
Realized price	$65.88	$87.24	$67.20	$90.06
Realized commodity derivative gain (loss)	(1.28)	(5.01)	(1.40)	(3.97)

Net realized price	$64.60	$82.23	$65.80	$86.09

Natural Gas Price per Mcf (in dollars):
Realized price	$3.93	$4.18	$4.46	$4.16
Realized commodity derivative gain (loss)	1.99	0.93	1.55	0.91

Net realized price	$5.92	$5.11	$6.01	$5.07

Expense per BOE:
Lease operating expenses	$12.44	$18.06	$12.67	$14.90
Property and production taxes	1.05	1.13	1.05	1.00
Transportation expenses	1.65	1.49	1.28	1.47
Depreciation, depletion and amortization	11.70	12.85	11.49	13.32
General and administrative expense(2)	4.97	5.82	5.62	5.82
Interest expense	6.08	10.08	6.03	9.33

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

(2)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $8.4 million (12%) in the third quarter of 2011 to $77.3 million compared to $68.9 million in the third quarter of 2010. Sales in the third quarter of 2011 were primarily affected by higher oil and natural gas prices compared to the third quarter of 2010, partially offset by lower oil production in the third quarter of 2011 as described below.

        Oil sales increased by $6.7 million (14%) in the third quarter of 2011 to $52.4 million compared to $45.7 million in the third quarter of 2010. Oil production decreased by 13%, with production of 594

MBbls in the third quarter of 2011 compared to 682 MBbls in the third quarter of 2010. The decrease is primarily due to the following during the third quarter of 2011: (i) scheduled downtime for planned maintenance at Platform Holly, (ii) downtime for certain wells at Platform Holly and the West Montalvo field to complete workover activities, and (iii) natural production decline from the Sockeye, South Ellwood and West Montalvo fields. Our average realized price for oil increased $21.36 per Bbl (32%) from $65.88 per Bbl in the third quarter of 2010 to $87.24 per Bbl for the third quarter of 2011.

        Natural gas sales increased $1.7 million (8%) in the third quarter of 2011 to $24.9 million compared to $23.2 million in the third quarter of 2010. Natural gas production increased slightly (1%) in the third quarter of 2011, with production of 5,966 MMcf compared to 5,892 MMcf in the third quarter of 2010. The increase is primarily the result of successful drilling and recompletion activity in the Sacramento Basin in the latter half of 2010 and the first nine months of 2011. Our average realized price for natural gas increased $0.25 per Mcf (6%) from $3.93 per Mcf in the third quarter of 2010 to $4.18 per Mcf in the third quarter of 2011.

        Other Revenues.    Other revenues remained relatively constant at $1.6 million in the third quarter of 2011 compared to $1.5 million in the third quarter of 2010. Effective April 2010, we entered into a contract related to the double-hulled barge that transports oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allows us to sub-charter the barge and retain a major portion of the revenues from those activities.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $8.0 million (39%) to $28.7 million in the third quarter of 2011 from $20.7 million in the third quarter of 2010. On a per unit basis, LOE increased by $5.62 per BOE from $12.44 in the third quarter of 2010 to $18.06 in the third quarter of 2011. The increase in LOE is primarily due to (i) costs incurred to return Platform Grace to production, which had been shut-in since the end of 2008, (ii) costs related to the planned maintenance at Platform Holly and (iii) certain non-recurring maintenance performed at Dos Cuadras, Platform Gail and Platform Holly in the third quarter of 2011.

        Property and Production Taxes.    Property and production taxes remained relatively constant at $1.8 million in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010. On a per BOE basis, property and production taxes increased slightly from $1.05 per BOE in the third quarter of 2010 to $1.13 per BOE in the third quarter of 2011.

        Transportation Expenses.    Transportation expenses decreased $0.4 million (14%) to $2.4 million in the third quarter of 2011 compared to $2.8 million in the third quarter of 2010. We entered into a contract related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field in April 2010. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when not in use transporting production from the South Ellwood field (see "—Other Revenues"). The decrease in transportation expense is primarily due to a demurrage reimbursement received in connection with sub-charter activities.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $0.9 million (5%) to $20.4 million in the third quarter of 2011 from $19.5 million in the third quarter of 2010. The increase is due to a higher depletion rate which resulted from a higher amortizable base at the end of the third quarter of 2011 compared to the end of the third quarter of 2010. DD&A expense on a per unit basis increased by $1.15 per BOE from $11.70 per BOE for the third quarter of 2010 to $12.85 per BOE for the third quarter of 2011.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.6 million in the third quarter of 2011 compared to $1.5 million in the third quarter of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	2011
General and administrative costs	$11,770	$12,247
Share-based compensation costs	1,660	2,430
Special Committee-related costs	—	892
General and administrative costs capitalized	(5,166)	(6,333)

General and administrative expense	$8,264	$9,236

        G&A expenses increased $0.9 million (12%) from $8.3 million in the third quarter of 2010 to $9.2 million in the third quarter of 2011. The increase is primarily due to costs incurred related to the evaluation by the special committee of the board of directors of the Marquez Proposal. Excluding the effect of the non-cash share based compensation expense and special committee-related costs, G&A expense increased to $4.43 per BOE in the third quarter of 2011 from $4.31 per BOE in the third quarter of 2010.

        Interest Expense, Net.    Interest expense, net of interest income, increased $5.9 million (58%) from $10.1 million in the third quarter of 2010 to $16.0 million in the third quarter of 2011. The increase was primarily the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during the third quarter of 2010, averaged approximately 4.4% per annum during that period.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.6 million in the third quarter of 2011 compared to $0.5 million in the third quarter of 2010. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million in the first quarter of 2011. In the third quarter of 2010, we recognized an unrealized interest rate derivative loss of $6.6 million and a realized interest rate derivative loss of $4.5 million.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2010	2011
Realized commodity derivative (gains) losses	$(10,863)	$(2,571)
Amortization of commodity derivative premiums	5,657	1,990
Unrealized commodity derivative (gains) losses for changes in fair value	(15,690)	(37,991)

Commodity derivative (gains) losses	$(20,896)	$(38,572)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the third quarter of 2011 and the same period in 2010 reflect the settlement of contracts at prices below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses and expected future taxable losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and September 30, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. However, we continue to evaluate the existing evidence to determine the point at which we can conclude that it is more likely than not that we will be able to realize our net deferred tax assets and, as a result, reverse all or a portion of the valuation allowance. Due to our valuation allowance, there was no income tax expense (benefit) recorded for the three month period ended September 30, 2011. The income tax benefit of $0.2 million for the three months ended September 30, 2010 related to a reduction of prior year state income taxes.

        Net Income (Loss).    Net income for the third quarter of 2011 was $36.8 million compared to net income of $15.4 million for the same period in 2010. The change between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $22.2 million (10%) to $241.5 million for the nine months ended September 30, 2011 from $219.3 million for the same period in 2010. The increase was primarily due to an increase in realized oil prices, partially offset by a decrease in oil production and a decrease in realized natural gas prices, as described below.

        Oil sales increased by $25.6 million (18%) for the first nine months of 2011 to $167.3 million compared to $141.7 million in the first nine months of 2010. Oil production decreased by 16%, with production of 1,821 MBbls in the first nine months of 2011 compared to 2,163 MBbls in the first nine months of 2010. The production decrease was partially due to the sales of our remaining producing properties in Texas in the second quarter of 2010. Excluding production from the Texas properties, production decreased by 230 MBbls (11%) from 2,051 MBbls in the first nine months of 2010 to 1,821 MBbls in the first nine months of 2011. The decrease is primarily due to natural production decline at the Sockeye, South Ellwood and West Montalvo fields. Our average realized price for oil increased $22.86 (34%) from $67.20 per Bbl in the first nine months of 2010 to $90.06 per Bbl for the first nine months of 2011.

        Natural gas sales decreased $3.5 million (4%) in the first months of 2011 to $74.2 million compared to $77.7 million in the first nine months of 2010. Natural gas production increased by 407 MMcf (2%) with production of 17,812 MMcf in the first nine months of 2011 compared to 17,405 MMcf in the first nine months of 2010. Excluding production from the Texas properties, production increased by 748 MMcf (4%) from 17,064 MMcf in the first nine months of 2010 to 17,812 MMcf in the first nine months of 2011. The increase is primarily the result of successful drilling and recompletion activity in the Sacramento Basin in the latter half of 2010 and the first nine months of 2011. Our average realized price for natural gas decreased $0.30 per Mcf (7%) from $4.46 per Mcf in the first nine months of 2010 to $4.16 per Mcf for the first nine months of 2011.

        Other Revenues.    Other revenues remained constant at $3.9 million in both the first nine months of 2011 and the first nine months of 2010. Effective April 2010, we entered into a contract related to the double- hulled barge that transports oil produced at our South Ellwood field (see "—Transportation

Expenses"). The contract allows us to sub-charter the barge and retain a major portion of the revenues from those activities.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $7.2 million (11%) to $71.4 million in the first nine months of 2011 from $64.2 million in the first nine months of 2010. Excluding the Texas properties, lease operating expenses increased $10.0 million (16%) from $61.4 million in the first nine months of 2010 to $71.4 million in the first nine months of 2011. The increase in LOE is primarily due to (i) costs incurred to return Platform Grace to production, which had been shut-in since the end of 2008 and (ii) certain non-recurring maintenance performed at Dos Cuadras, Platform Gail and Platform Holly in the third quarter of 2011. On a per unit basis, LOE increased by $2.23 per BOE from $12.67 in the first nine months of 2010 to $14.90 in the first nine months of 2011. Excluding the Texas assets, LOE per BOE increased from $12.55 per BOE in the first nine months of 2010 to $14.90 per BOE in the first nine months of 2011.

        Property and Production Taxes.    Property and production taxes decreased $0.5 million (10%) to $4.8 million in the first nine months of 2011 from $5.3 million in the first nine months of 2010. Property and production taxes were higher in the 2010 period primarily as a result of our Texas properties which were sold in the second quarter of 2010.

        Transportation Expenses.    Transportation expenses increased $0.5 million (8%) to $7.0 million in the first nine months of 2011 from $6.5 million in the first nine months of 2010. In April 2010, a transportation contract became effective and related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we pay a flat day rate, regardless of our usage of the barge, but have the ability to sub-charter the vessel when it is not in use transporting production from the South Ellwood field (see "—Other Revenues"). The increase in the first nine months of 2011 compared to the same period in 2010 was the result of the transportation contract being in place for the full nine months of the 2011 period compared to six months in the 2010 period.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $5.6 million (10%) to $63.8 million in the first nine months of 2011 from $58.2 million in the first nine months of 2010. The increase is due to a higher depletion rate primarily due to higher amortizable bases at each of the quarterly periods in first nine months of 2011 compared to the same periods in the first nine months of 2010. DD&A expense on a per unit basis increased by $1.83 per BOE from $11.49 per BOE for the first nine months of 2010 to $13.32 per BOE for the first nine months of 2011.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $4.8 million in the first nine months of 2011 compared to $4.6 million in the first nine months of 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2011
General and administrative costs	$39,208	$39,520
Share-based compensation costs	5,020	7,140
One-time severance costs	1,254	—
Special Committee-related costs	—	892
General and administrative costs capitalized	(17,047)	(19,663)

General and administrative expense	$28,435	$27,889

        G&A expense decreased $0.5 million (2%) to $27.9 million in the first nine months of 2011 from $28.4 million in the first nine months of 2010. The overall decrease in G&A costs was primarily due to (i) one-time severance payments of $1.3 million made in 2010 related to the sale of our Texas properties and the related closure of our Texas operations and (ii) higher capitalization in the second and third quarters of 2011 as a result of an increased focus on onshore Monterey shale activities. These decreases were partially offset by increased travel costs in the first nine months of 2011 and costs incurred in the third quarter of 2011 related to the evaluation by the special committee of the board of directors of the Marquez Proposal. Excluding the effect of the non-cash share-based compensation expense, one-time severance charges and special committee-related costs, G&A expense on a BOE basis was relatively flat at $4.79 per BOE in the first nine months of 2011 compared to $4.73 per BOE in the first nine months of 2010.

        Interest Expense, Net.    Interest expense, net of interest income, increased $14.2 million (46%) from $30.5 million in the first nine months of 2010 to $44.7 million in the first nine months of 2011. The increase was primarily the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during the first nine months of 2010, averaged approximately 4.4% per annum during that period.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $1.7 million in the first nine months of 2011 compared to $1.9 million in the first nine months of 2010. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity in the first nine months of 2011 was an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. In the first nine months of 2010, we recognized an unrealized interest rate derivative loss of $23.3 million and a realized interest rate derivative loss of $13.6 million.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the first nine months of 2011 of $1.4 million resulting from the repayment of our second lien term loan. The loss related primarily to the write off of unamortized deferred financing costs associated with the second lien term loan.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2011
Realized commodity derivative (gains) losses	$(23,869)	$(11,546)
Amortization of commodity derivative premiums	16,972	5,970
Unrealized commodity derivative (gains) losses for changes in fair value	(69,034)	(9,425)

Commodity derivative (gains) losses	$(75,931)	$(15,001)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first nine months of 2011 and the first nine months of 2010 reflect the settlement of contracts at prices below the relevant strike prices. In addition, we unwound certain oil swaps in the second quarter of 2011 and realized a non-recurring gain of $2.0 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009. These losses and expected future taxable losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and September 30, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. However, we continue to evaluate the existing evidence to determine the point at which we can conclude that it is more likely than not that we will be able to realize our net deferred tax assets and, as a result, reverse all or a portion of the valuation allowance. Due to our valuation allowance, there was no income tax expense (benefit) recorded for the nine month period ended September 30, 2011. The income tax benefit of $0.4 million for the nine months ended September 30, 2010 relates to an increase in the estimated net operating loss carryback claim for the 2003 through 2005 tax years and a reduction in the amount owed for prior year state income taxes.

        Net Income (Loss).    Net income for the first nine months of 2011 was $31.9 million compared to net income of $63.1 million for the same period in 2010. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Cash provided by operating activities	$95,959	$66,568
Cash (used in) provided by investing activities	(59,226)	(190,768)
Cash (used in) provided by financing activities	(37,142)	119,185

        Net cash provided by operating activities was $66.6 million in the first nine months of 2011 compared with $96.0 million in the 2010 period. Cash flows from operating activities in the first nine months of 2011 as compared to the 2010 period were unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million (see "—Capital Resources and Requirements"), partially offset by higher realized oil prices during the 2011 period.

        Net cash used in investing activities was $190.8 million in the first nine months of 2011 compared with $59.2 million in the 2010 period. The primary investing activities in the first nine months of 2011 were $189.5 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in the first nine months of 2010 were $152.4 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by the receipt of $98.1 million in net cash proceeds from the sales of our Texas producing properties in the second quarter of 2010.

        Net cash provided by financing activities was $119.2 million in the first nine months of 2011 compared to net cash used of $37.1 million during the 2010 period. The primary financing activities in the first nine months of 2011 were the two capital raising transactions we completed as described below in "—Capital Resources and Requirements". In conjunction with the capital raising transactions, we repaid the outstanding principal of $455.3 million related to our second lien term loan. Additionally, subsequent to the transactions described below, we incurred net borrowings on our revolving credit facility of $38.0 million. The primary financing activities in the first nine months of 2010 were $16.9 million in net payments made on our revolving credit facility and $30.7 million of principal repayments on the second lien term loan, both of which were primarily funded by proceeds from the sales of our producing properties in Texas.

Capital Resources and Requirements

        In the first quarter of 2011, we completed two capital raising transactions which provided us with additional liquidity. First, we issued 4.6 million shares of common stock at a price to the public of $18.75 per share. We received net proceeds of approximately $82.2 million from the equity offering after deducting offering-related expenses. Second, we issued $500 million of 8.875% senior unsecured notes which are due in February 2019. We received net proceeds of approximately $490.3 million from the notes offering, after deducting offering-related expenses. The proceeds from the two transactions were used to repay the outstanding principal of $455.3 million and accrued interest of $1.6 million related to our second lien term loan, settle the related interest rate swap contracts for $38.1 million and repay the outstanding balance of $45.0 million on our revolving credit facility.

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our current budget for exploration, exploitation and development capital expenditures in 2011 is $250 million, of which we have incurred approximately $188 million during the first nine months of 2011. Although we are still in the process of developing our 2012 capital budget, we expect the budget will likely be below our 2011 levels. We expect to fund the remainder of our 2011 and our 2012 capital expenditures budgets primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. Additionally, we continue to pursue joint venture transactions related to our onshore Monterey shale project. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by a borrowing base which is currently established at $200.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of October 31, 2011, we have $43.0 million outstanding under the facility and $153.2 million in available borrowing capacity.

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

Off-Balance Sheet Arrangements

        At September 30, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of September 30, 2011, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Weighted Avg. Barrels/day	Weighted Avg. Prices per Bbl	Weighted Avg. MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2011:
Swaps	1,000	$105.65	24,000	$4.44
Collars(1)	5,000	$50.00/$100.00	—	$—
Puts(1)	2,000	$50.00	36,000	$5.92
January 1 - December 31, 2012:
Collars(1)	6,500	$80.00/$118.15	13,400	$4.50/$5.25
Puts(1)	2,000	$60.00	37,300	$5.81
January 1 - December 31, 2013:
Collars	3,900	$81.79/113.59	20,000	$4.50/$5.40
Puts	—	$—	20,000	$5.00

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and the Brent crude price index. Historically the two price indexes have demonstrated a close correlation. The Southern California indexes on which we sell a significant percentage of our oil have historically demonstrated a close correlation with these two major crude oil benchmarks. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude, and the Southern California indexes most relevant to us have continued to track their correlation to Brent prices. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our oil and natural gas basis swaps as of September 30, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2011	Brent Crude	3,700	$9.30	PG&E Citygate	57,224	$0.11
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	—	—	$—

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2011 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Key Bank	NYMEX	2,000	$50.00/$141.00	Oct 1 - Dec 31, 11
Call Spread	Key Bank	NYMEX	2,000	$141.00/$100.00	Oct 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	3,000	$50.00/$140.00	Oct 1 - Dec 31, 11
Call Spread	Credit Suisse	NYMEX	3,000	$140.00/$100.00	Oct 1 - Dec 31, 11
Put	Key Bank	NYMEX	2,000	$50.00	Oct 1 - Dec 31, 11
Swap	Scotia Capital	NYMEX	1,000	$105.65	Oct 1 - Dec 31, 11
Basis Swap	Bank of Montreal	NYMEX/Brent	3,700	$9.30	Oct 1 - Dec 31, 11
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12
Call (purchased)	Bank of Montreal	NYMEX	2,000	$121.10	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Jan 1 - Dec 31, 12
Collar	Scotia Capital	NYMEX	1,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	4,500	$7.28	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	500	$7.15	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Apr 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	1,000	$80.00/$110.00	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	500	$80.00/$110.00	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	1,400	$85.00/$120.00	Jan 1 - Dec 31, 13
Collar	BNP Paribas	NYMEX	1,000	$80.00/$110.00	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 - Dec 31, 13

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Call (sold)	Credit Suisse	NYMEX	12,000	$13.50	Oct 1 - Dec 31, 11
Call (purchased)	RBS	NYMEX	12,000	$13.50	Oct 1 - Dec 31, 11
Collar	Bank of Montreal	NYMEX	24,000	$5.75/$7.12	Oct 1 - Dec 31, 11
Call (purchased)	Bank of Montreal	NYMEX	12,000	$7.12	Oct 1 - Dec 31, 11
Collar (sold put; purchased call)	Bank of Montreal	NYMEX	12,000	$5.75/$7.12	Oct 1 - Dec 31, 11
Put	Credit Suisse	NYMEX	10,000	$6.00	Oct 1 - Dec 31, 11
Put	Key Bank	NYMEX	14,000	$6.00	Oct 1 - Dec 31, 11
Swap	Scotia Capital	NYMEX	12,000	$4.44	Oct 1 - Dec 31, 11
Swap	Key Bank	NYMEX	12,000	$4.4475	Oct 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.03	Oct 1 - Dec 31, 11
Basis Swap	Credit Suisse	PG&E Citygate	16,000	$0.14	Oct 1 - Dec 31, 11
Basis Swap	RBS	PG&E Citygate	11,000	$0.04	Oct 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	6,624	$0.03	Oct 1 - Dec 31, 11
Basis Swap	Scotia Capital	PG&E Citygate	11,600	$0.27	Oct 1 - Dec 31, 11
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Collar	Scotia Capital	NYMEX	7,400	$4.50/$5.25	Jan 1 - Dec 31, 12
Collar	Key Bank	NYMEX	6,000	$4.50/$5.25	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	20,000	$5.00/$7.02	Jan 1 - Dec 31, 13
Call (purchased)	Credit Suisse	NYMEX	20,000	$7.02	Jan 1 - Dec 31, 13
Collar	Scotia Capital	NYMEX	7,400	$4.50/$5.25	Jan 1 - Dec 31, 13
Collar	Key Bank	NYMEX	6,000	$4.50/$5.25	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	6,600	$4.50/$5.70	Jan 1 - Dec 31, 13

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of September 30, 2011, the fair value of our commodity derivatives was a net asset of $41.7 million.

Interest Rate Derivative Transactions

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. Prior to the refinancing of our second lien term loan facility, we were similarly subject to interest rate risk with respect to amounts borrowed under that facility. Until that refinancing, we were party to interest rate swap transactions that limited our exposure to changes in interest rates with respect to $500.0 million of variable rate borrowings through May 2014. Pursuant to those transactions, we paid a fixed interest rate of 3.840% and received a floating interest rate based on the one-month LIBO rate. As a result, $500.0 million of our variable rate debt effectively bore interest at a fixed rate of approximately 7.8%. Contemporaneously with the refinancing of the second lien term loan facility, we settled our interest rate swaps for $38.1 million in February 2011.

        See notes to our condensed consolidated financial statements for a discussion of our long-term debt as of September 30, 2011.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in Note 9 to the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

There can be no assurance that any definitive offer will be made with respect to the proposal made by our Chairman and Chief Executive Officer, Mr. Timothy M. Marquez, to acquire all of our outstanding common stock, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock could have an adverse effect on the market price of our common stock.

        On August 26, 2011, our board of directors received the proposal from Mr. Marquez described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Events." We caution our shareholders and others considering trading in our securities that our board has only received the proposal and that, as of October 31, 2011, no decisions have been made by the board or the special committee of the board with respect to our response to this proposal. The proposal submitted was not a definitive offer, and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that a definitive offer, if made with respect to the proposal or any other transaction, will be approved or consummated. On the last trading day prior to the announcement of the proposal, the closing trading price of our common stock was $8.98 per share. After the announcement, the trading price of our common stock increased and traded closer to the $12.50 per share proposal price. However, the trading price of our common stock has been subject to significant volatility since the announcement. If this proposal were rejected or withdrawn and if no similar transaction presented itself, the stock price could fall below its current trading range. In addition, costs associated with the evaluation of the proposal and any related processes may be considerable regardless of whether any definitive agreement is entered into or any transaction is consummated.

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
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2011

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer