Form 10-K
period 2011-12-31
Venoco, Inc.
filed 2012-02-16
CIK 1313024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2011 was $379.7 million, based on the closing price as reported on the New York Stock Exchange (treating, for this purpose, all executive officers and directors of the registrant, and a charitable foundation associated with the registrant's chief executive officer, as affiliates). There were 61,596,405 shares of common stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

VENOCO, INC. 2011 ANNUAL REPORT ON FORM 10-K

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

  •
  acquisitions and other business opportunities, including those relating to our onshore Monterey shale project;

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

  •
  the receipt of governmental permits and other approvals relating to our operations;

  •
  transportation of the oil and natural gas we produce;

  •
  the proposed merger of our company with an affiliate of Tim Marquez, our Chief Executive Officer;

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

  •
  the risk that the conditions to the proposed merger of us with an affiliate of Mr. Marquez will not be satisfied;

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

GLOSSARY OF TECHNICAL TERMS

3D and 2D seismic	3D seismic data is geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two dimensional, or 2D, seismic data.
Anticline	An arch-shaped fold in rock in which rock layers are upwardly convex.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.
Bcf	One billion cubic feet of natural gas.
Bcfe	One billion cubic feet of natural gas equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
BOE	One stock tank barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
Btu	British thermal unit, the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.
Condensate	A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
/d	Per day.
Developed acreage	The number of acres which are allocated or assignable to producing wells or wells capable of production.
Development drilling or development wells	Drilling or wells drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Enhanced recovery project	A project involving injected fluid support to facilitate increased hydrocarbon recovery, including through the use of water, CO2 or steam.
Exploitation and development activities	Drilling, facilities and/or production-related activities performed with respect to proved and probable reserves.
Exploration activities	The initial phase of oil and natural gas operations that includes the generation of a prospect and/or play and the drilling of an exploration well.

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

Proved developed reserves

Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or for which the cost of the required equipment is relatively minor compared to the cost of a new well.

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
PV-10

The PV-10 of reserves is the present value of estimated future revenues to be generated from the production of the reserves net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices, without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, without non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%.

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

Undeveloped reserves

Means "undeveloped oil and gas reserves" as is defined in Rule 4-10 of SEC Regulation S-X and refers to reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

        We are one of the largest independent oil and natural gas companies in California based on production volumes. According to a reserve report prepared by DeGolyer & MacNaughton, we had proved reserves of approximately 95.9 MMBOE as of December 31, 2011, based on adjusted prices of $99.62 per Bbl for oil and $4.05 per MMBtu for natural gas. As of that date, 49% of our proved reserves were oil and 51% were proved developed, and the PV-10 of those reserves was approximately $1.8 billion. Our definition of PV-10, and a reconciliation of a standardized measure of discounted future net cash flows to PV-10, is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation—PV-10." Our average net production in 2011 was 17,612 BOE/d.

        The following table summarizes certain information concerning our production in 2011 and our reserves and inventory of drilling locations as of December 31, 2011.

	2011 Net Production			Proved Reserves(1)
	Oil (MBbl)	Gas (MMCF)	(MBOE)	Total (MMBOE)	% Oil	PV-10 ($MM)	Drilling Locations(2)
Southern California	2,438	1,066	2,616	50.4	93%	$1,576	56
Sacramento Basin	3	22,857	3,812	44.9	0%	$223	734
Texas	—	—	—	0.6	100%	$8	—

Total	2,441	23,923	6,428	95.9	49%	$1,807	790

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2011.

(2)
Represents total gross drilling locations identified by management as of December 31, 2011, including 15 probable onshore Monterey shale drilling locations at the Sevier field, but excluding other potential onshore Monterey shale drilling locations. Of the total shown, 321 locations are classified as proved.

Our Strengths

        We believe that the following strengths provide us with significant competitive advantages:

        High quality asset base with a long reserve life and growth potential.    Most of our reserves are located in fields that have large volumes of hydrocarbons in place in multiple geologic horizons. One of our primary objectives is to use our engineering expertise to improve recovery rates from these fields and thereby increase our production and reserves. Our offshore Southern California fields generally have well-established production histories and exhibit relatively moderate production declines. As of December 31, 2011, our proved reserves to production ratio was 15 years based on production during the fourth quarter of 2011. In addition, because our producing properties typically have substantial volumes of remaining hydrocarbons, they provide significant potential upside in proved reserves. We believe that we can develop additional reserves from these properties on a cost effective basis with relatively limited risk. As of December 31, 2011, we had identified 775 drilling locations on our legacy Southern California and Sacramento Basin properties and 15 probable onshore Monterey shale locations at the Sevier field. We anticipate identifying additional locations as we pursue our exploitation and development activities.

        Extensive knowledge of the Monterey shale formation and substantial onshore Monterey acreage.    A substantial portion of our production is from offshore wells targeting the fractured Monterey shale formation. Our technical team has extensive offshore experience with the evaluation and exploitation of this reservoir. We believe that there are significant exploration, exploitation and development opportunities relating to the Monterey shale formation onshore as well, and that our offshore expertise will help us take advantage of those opportunities. To date, our onshore Monterey shale acreage position is approximately 256,000 gross and 170,000 net acres. An additional 60,000 gross and 46,000 net acres with Monterey shale production or potential are held by production. We began drilling wells targeting the onshore Monterey shale in 2010, and have drilled over 20 wells since then, significantly advancing our knowledge of the formation. In the near term we intend to focus our efforts on the Sevier field in the San Joaquin valley where we have experienced the most success to date.

        Strong position in the Sacramento Basin.    We have considerable expertise in the exploration, exploitation and development of properties in the Sacramento Basin, where we have operated since 1996. We have drilled approximately 500 wells in the basin in the last five years and we are currently one of the largest operators there in terms of production and acreage. We believe that our experience, expertise and substantial presence in the basin will allow us to take advantage of attractive acquisition, exploration, exploitation and development opportunities there. In addition, we believe that the basin's proximity to northern California natural gas markets, its substantial gathering infrastructure and pipeline capacity and the relatively favorable historical differential to NYMEX prices received for natural gas produced there contribute to the value of our position.

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

        Reputation for environmental, safety and regulatory compliance.    We believe that we have established a reputation among regulators and other oil and natural gas companies as having a commitment to safe environmental practices. For example, the state of California has presented us with awards for outstanding lease maintenance at our Beverly Hills and Santa Clara Avenue fields and the onshore facility associated with our South Ellwood field. Additionally, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement presented us with the Safety Award for Excellence for our offshore operations in the Santa Clara Federal Unit, recognizing us as the top operator in the Pacific Outer Continental Shelf in 2008. We believe that our reputation is an important advantage for us when we are competing to acquire properties, particularly those in environmentally sensitive areas, because sellers are often concerned that they could be held responsible for environmental problems caused by the purchaser.

        Experienced, proven management and operations team.    The members of our management team have an average of over 25 years of experience in the oil and natural gas industry. Prior to founding our company in 1992, our CEO, Timothy Marquez, worked for Unocal for 13 years in both engineering and managerial positions. Our operations team has significant experience in the California oil and natural gas industry across a broad range of disciplines, including geology, drilling and operations, and regulatory and environmental matters. Our team includes 55 engineers and geoscientists as of December 31, 2011. We believe that our experience and knowledge of the California oil and natural gas industry are important competitive advantages for us.

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

        Explore and develop the onshore Monterey shale formation.    We plan to use the expertise we have developed with the fractured Monterey shale formation from our work in the offshore South Ellwood and Sockeye fields to facilitate our acquisition, exploration, exploitation and development of onshore properties with similar characteristics. We plan to devote approximately 39% of our $255 million capital expenditure budget for 2012, or $100 million, on activities targeting the onshore Monterey shale formation, including the drilling of 15 to 20 gross wells in the Sevier field and the acquisition of 3D seismic data in the Sevier and South Salinas fields. We intend to focus our 2012 drilling efforts on the Sevier field and expect modest production from the field in 2012. We also plan to study wells drilled in the past two years to identify zones that we may have overlooked during the initial completion of the well. We have had success completing zones at Sevier that we had not initially identified on the drilling logs. We expect that these recompletions will help us better understand our acreage relating to wells drilled during 2010 and 2011 outside of Sevier.

        Maintain a flexible portfolio of development opportunities.    Given current depressed natural gas prices and our robust inventory of oil projects, we intend to reduce our drilling activity in the Sacramento Basin for the near term. However, we continue to believe the basin presents significant exploration, exploitation and development opportunities from both conventional and unconventional reservoirs. As one of the largest operators in the basin, we believe that we are well positioned to identify and exploit these opportunities and that in an improved natural gas price environment we would quickly accelerate our development activities.

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

        The South Ellwood field is approximately seven miles long and is part of a regional east-west trend of similar geologic structures running along the northern flank of the Santa Barbara channel and extending to the Ventura basin. This trend encompasses several fields that, over their respective lifetimes, are each expected to produce over 100 million barrels of oil, according to the California Division of Oil, Gas, and Geothermal Resources. The Monterey shale formation is the primary oil reservoir in the field, producing sour oil with a gravity of approximately 22 degrees. As of December 31, 2011, there were 17 producing wells and five injection wells in the field.

        Our processing and transportation facilities at South Ellwood include a common carrier pipeline, an onshore facility, a pier and a marine terminal. We conduct two-phase separation on the drilling platform and the oil/water emulsion is transported by pipeline to the onshore facility for further separation. After separation, the oil is transported to the refinery via a common carrier pipeline operated by our subsidiary Ellwood Pipeline, Inc. Construction of the common carrier pipeline was completed in January 2012; prior to then, the oil was transported to the marine terminal via a common carrier pipeline, and then transported to the refinery by a barge. Natural gas produced at the field is processed at the onshore facility and transported by common carrier pipeline.

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

        The Sockeye field structure is a northwest/southeast trending anticline bounded to the north and south by fault systems. The field produces from multiple stacked reservoirs ranging from the Monterey shale, at about 4,000 feet, to the Middle Sespe at approximately 7,000 feet. Other formations include the Upper Topanga, Lower Topanga and Juncal. As of December 31, 2011, there were 20 producing wells and 11 injection wells in the field. The oil produced from the Monterey shale and Upper Topanga is sour with gravities ranging from 12 to 18 degrees. The Lower Topanga and Sespe horizons produce sweet crude with gravities of 26 to 30 degrees. Chevron shut in production at platform Grace in the Santa Clara field in 1997. We primarily use the platform as a launching and receiving facility for pipeline cleaning devices and as an interconnecting pipeline to transport oil and natural gas produced from platform Gail to our onshore plant. In 2011, we returned one well to production at platform Grace.

        West Montalvo Field.    We acquired the West Montalvo field in Ventura County, California in May 2007. We operate the field and have a 100% working interest. The field, which includes an offshore portion that is developed from onshore locations, produces from the Sespe formation and produces sour oil with gravity of approximately 16 degrees. As of December 31, 2011, there were 29 producing wells and two injection wells in the field. Since acquiring the field, our primary activities have consisted of returning idle wells to production, redrilling existing wells, working over and recompleting existing wells, and upgrading well lift systems and processing facilities.

        Dos Cuadras Field.    The Dos Cuadras field is located in federal waters approximately five miles offshore California in the Santa Barbara channel. We acquired our 25% non-operated working interest in the western two-thirds of the field from Chevron in February 1999. We have working interests ranging from approximately 17.5% to 25% in the associated onshore facility and pipelines. The field is operated by an unaffiliated third party. Production is transported via pipeline to Los Angeles, California. As of December 31, 2011, there were 87 producing wells and 17 injection wells in the field.

        Beverly Hills West Field.    The Beverly Hills West field is located in Beverly Hills, California. All drilling and production operations at the field are conducted from a 0.6 acre surface location adjacent to the campus of Beverly Hills high school. We acquired our interest in the field in 1995. We operate the field and have a 100% working interest. As of December 31, 2011, there were 15 producing wells and three injection wells in the field, which produce oil with gravity of approximately 23 degrees. The lease under which we operate the field expires in 2016.

        Santa Clara Avenue Field.    The Santa Clara Avenue field is located in Ventura County, California. We acquired our interest in this field in 1994 and 1996. We operate the field and have working interests ranging from 43% to 100%. As of December 31, 2011, there were a total of 17 producing wells in the field, which produce oil with gravity of approximately 22 degrees.

Southern California—Onshore Monterey Shale

        We have developed an extensive knowledge of the Monterey shale formation through our work at the offshore South Ellwood and Sockeye (Santa Clara Unit) fields and believe the formation holds significant exploration opportunities onshore. Despite production history that dates back to the late 1880s, including in recent years some unconventional production, we believe the development of the unconventional onshore Monterey shale formation has been largely overlooked due to a number of circumstances, including California's unique competitive landscape. Industry majors have dominated the state's significant oil production and prospective undeveloped acreage for several decades with little incentive to explore new reservoirs due to highly favorable economics in their existing fields. We believe the relative scarcity of other independent operators in the area has not only slowed the development of the play, but also delayed the application of current drilling and completion technologies that have helped to advance other unconventional resource plays across the country in recent years.

        In 2006 we began actively leasing onshore acreage in Southern California targeting the Monterey shale formation. Our leasing strategy has focused on areas where we believe the Monterey shale will produce light, sweet oil, where the quality and depth of the Monterey shale is expected to be advantageous, and is near existing infrastructure. As of December 31, 2011, our onshore Monterey shale acreage position totaled approximately 166,000 net acres. To date, our onshore Monterey shale acreage position is approximately 170,000 net acres. We expect to acquire additional acreage strategically in and around our existing leasehold. An additional 46,000 net acres with Monterey shale production or potential are held by production at our legacy Southern California fields.

        Sevier Field.    The Sevier field is located in Kern County along the western edge of the San Joaquin Valley up against California's coastal mountain range. The field is a steeply dipping, northwest-southeast trending anticline with complex geology and is located in close proximity to the Midway Sunset field. Midway Sunset is California's largest producing oil field and is expected to produce nearly 3.5 billion barrels of oil over its productive life. The gross interval of Monterey formation in the field is several thousand feet thick. To date, our acreage position at Sevier is approximately 10,000 net acres.

Sacramento Basin

        In terms of historical production, the Sacramento Basin is one of California's most prolific onshore natural gas producing areas not associated with oil production. It is approximately 210 miles long and 60 miles wide and contains a variety of different geologic plays. We own 3D seismic data covering over 1,100 square miles in the basin, and 2D seismic data covering approximately 20,000 line miles. We continue to analyze this data to identify additional exploration, exploitation and development opportunities on our properties. We believe this data will also help us assess acquisition opportunities in the basin. The Forbes formation, from which the majority of our current Sacramento Basin production comes, consists of multiple, isolated, stacked reservoirs. Many of these individual zones are not revealed on drilling logs. Our technical team has been able to identify and complete many of these zones, which has contributed to a more than three-fold increase in production from the basin from 2006 to 2010.

        Willows and Greater Grimes Fields.    The Willows and Greater Grimes fields are located in Colusa, Glenn and Sutter counties north of Sacramento, California. Our combined lease position in these fields was approximately 164,000 net acres as of December 31, 2011. We operate substantially all of the fields and have a volume-weighted average working interest of approximately 94% (based on year end reserves of producing wells). Natural gas production in the Greater Grimes field is from the Forbes, Kione and Guinda formations and production in the Willows field is from the Forbes and Kione formations. Depths range from 2,800 feet in the Willows field to 8,900 feet in the Greater Grimes field. There were 555 producing wells in the fields as of December 31, 2011.

        Other Sacramento Basin.    We own interests in a number of other fields in Solano, Contra Costa, San Joaquin and Colusa counties. We operate substantially all of these fields and have a volume-weighted average working interest of approximately 68% (based on year end reserves of producing wells). As of December 31, 2011, there were a total of 38 producing wells in these fields. We believe that the fields will provide us with exploration, exploitation and development opportunities that are similar to those found in the Willows and Greater Grimes fields.

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

Texas

        We sold our producing assets in Texas in a series of transactions that were completed in the second quarter of 2010 to multiple purchasers for aggregate net proceeds of $98.1 million (after closing adjustments and related expenses). We used the proceeds to repay $66.9 million of principal on our revolving credit facility and $30.7 million of principal on the second lien term loan then in place. We retained our 22.3% reversionary working interest in the Hastings Complex described below. The Texas properties sold comprised 7.2% of our proved reserves at December 31, 2009 or 7.1 MMBOE and contributed approximately 460 BOE/d to our average daily production during 2010.

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

        Pursuant to the agreement, Denbury committed to a plan to pursue a CO2 enhanced recovery project at the properties it acquired. The plan calls for Denbury to make capital expenditures of at least $178.7 million by the end of 2014. As part of the plan, Denbury is responsible for providing the necessary CO2. We have the right to back in to a working interest of approximately 22.3% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. If CO2 recovery operations do not meet certain development milestones by January 2013, Denbury will be required to either resell the properties to us at a discount or make additional payments to us. The agreement also establishes an area of mutual interest with respect to us and Denbury in specified areas adjacent to the properties. The success of the planned CO2 enhanced recovery project will be subject to numerous risks and uncertainties, including those relating to the geologic suitability of the properties for such a project and the availability of an economic and reliable supply of CO2. Denbury commenced injecting CO2 at the complex in December 2010 and began production in January 2012.

Other Exploration

        From time to time, we pursue exploration opportunities outside of our core areas that we believe align with our corporate strengths and strategy. Amounts allocated to these types of projects in 2011 were nominal and are expected to be nominal in 2012 as well.

Oil and Natural Gas Reserves

        The following table sets forth our net proved reserves as of the dates indicated. Our reserves as of December 31, 2010 and 2011 are set forth in a reserve report prepared by DeGolyer & MacNaughton. DeGolyer & MacNaughton reviews production histories and other geological, economic, ownership and engineering data related to our properties in arriving at their reserve estimates. Proved reserves as of each date indicated reflect all acquisitions and dispositions completed as of that date. A report of

DeGolyer & MacNaughton regarding its estimates of our proved reserves as of December 31, 2011 has been filed as Exhibit 99.1 to this report.

	Years Ended December 31,
	2010(1)	2011(2)
Net proved reserves (end of period)
Oil (MBbl)(3)
Developed	22,270	25,131
Undeveloped	20,301	22,282

Total	42,571	47,413

Natural gas (MMcf)
Developed	122,928	141,806
Undeveloped	132,235	149,018

Total	255,163	290,824

Total proved reserves (MBOE)(4)	85,098	95,884

% Oil	50%	49%
% Proved Developed	50%	51%
Proved Reserves to Production Ratio	13 years	15 years
Present Values (thousands):
Discounted estimated future net cash flow before income taxes (PV-10)(5)	$1,128,696	$1,806,501
Standardized measure of discounted estimated future net cash flow after income taxes (Standardized Measure)	$902,901	$1,364,146

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $79.43 per Bbl for oil and natural gas liquids and $4.38 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at prices of $69.18 per Bbl for oil, $59.85 per Bbl for natural gas liquids and $4.37 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2010.

(2)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted as described in note (1) above to arrive at prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(3)
Our natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 2.8% and 3.1% at December 31, 2010 and 2011, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

(4)
BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.

(5)
Our definition of PV-10, and a reconciliation of a standardized measure of discounted future net cash flows to PV-10, is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation—PV-10."

Reserves Sensitivity Analysis

        The following table sets forth our net proved reserves at December 31, 2011 based on alternative price scenarios as identified below in the footnotes to the table. The following price scenarios illustrate the sensitivity of our estimated reserve quantities under various price assumptions.

	Price Case
	A (SEC)	B (Strip)	C (SEC -10%)	D (SEC +10%)
Net proved reserves (end of period)
Oil (MBbl)
Developed	25,131	25,095	25,059	25,186
Undeveloped	22,282	22,501	22,500	22,500

Total	47,413	47,596	47,559	47,686

Natural gas (MMcf)
Developed	141,806	144,489	139,585	143,747
Undeveloped	149,018	150,779	147,706	150,077

Total	290,824	295,268	287,291	293,824

Total proved reserves (MBOE)	95,884	96,807	95,441	96,657

  A
  Represents reserves based on pricing prescribed by the SEC. The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas. Production costs were held constant for the life of the wells.

  B
  Prices based on the five year NYMEX forward strip at December 31, 2011, were adjusted as described in note (A) above, resulting in prices which averaged $94.69 per Bbl for oil, $65.01 per Bbl for natural gas liquids and $4.49 per MMBtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case. (The five year NYMEX forward strip represents the futures prices for oil and natural gas as reported on the NYMEX as of December 31, 2011.)

  C
  Prices based on a 10% reduction of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $89.92 per Bbl for oil, $61.56 per Bbl for natural gas liquids and $3.65 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case.

  D
  Prices based on a 10% increase of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $110.26 per Bbl for oil, $75.24 per Bbl for natural gas liquids and $4.46 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case.

Changes in Proved Reserves

        Our net proved reserves of 95,884 MBOE as of December 31, 2011 increased 13% from 85,098 MBOE as of December 31, 2010. Our estimated oil and natural gas reserves were principally affected by the following during 2011:

  •
  Extensions and discoveries increased reserves by 16,298 MBOE due to (i) drilling of locations which were not previously classified as proved in the Sacramento Basin and re-evaluation and analysis of data from existing wells which enabled us to identify additional PUD locations and (ii) re-evaluation of the Sockeye field which resulted in additional PUD reserves based on performance of the field;

  •
  Revisions of previous estimates increased reserves by 849 MBOE due to (i) the extension of the estimated life of the South Ellwood field as a result of the approval and completion of the onshore pipeline that replaced the barge operation for transportation of oil production from the field, (ii) better than anticipated drilling success and performance of certain Sacramento Basin fields, (iii) price changes that resulted in a net positive impact and (iv) addition of behind pipe reserves in the Sacramento Basin supported by positive operating results, all of which were largely offset by (i) removal of PUDs not drilled within five years and changes to the timing and focus of PUD development forecasts, and (iii) loss of reserves due to less than expected drilling results and performance, primarily at West Montalvo;

  •
  Purchases of reserves in place increased reserves by 67 MBOE; and

  •
  Current year production decreased reserves by 6,428 MBOE.

        Our PUD reserves of 47,119 MBOE as of December 31, 2011 increased 11% from 42,340 MBOE as of December 31, 2010. Our estimated PUDs were principally affected by the following during 2011:

  •
  Extensions, discoveries and improved recovery increased PUDs by 14,537 MBOE due to (i) drilling locations which were not previously classified as proved in the Sacramento Basin and re-evaluation and analysis of data from existing wells which enabled us to identify additional PUD locations and (ii) re-evaluation of the Sockeye field which resulted in additional PUD reserves based on the performance of the field;

  •
  Revisions of previous estimates decreased PUDs by 7,151 MBOE due to (i) removal of PUDs not drilled within five years and changes to the timing and focus of PUD development forecasts and (ii) loss of a portion of reserves related to existing PUDs at West Montalvo due to less than expected drilling results and performance, partially offset by (i) increases in PUDs due to the extension of the estimated life of the South Ellwood field as a result of the approval and completion of the onshore pipeline that replaced the barge operation for transportation of oil production from the field; and

  •
  2,607 MBOE of reserves classified as proved undeveloped at December 31, 2010 were drilled during the year, primarily at West Montalvo and throughout the Sacramento Basin—capital expenditures related to PUD drilling during 2011 were approximately $20.5 million.

        At December 31, 2011, we have no PUDs that are scheduled for development five years or more beyond the date the reserves were initially recorded, except for two PUDs at the Sockeye field which are scheduled to be drilled in the first half of 2012. The wells will be drilled from Platform Gail, which was subject to the deep water drilling moratorium imposed by the Secretary of the U.S. Department of Interior from May 2010 through October 2010 following the Deepwater Horizon well blowout in the Gulf of Mexico. The drilling of these wells was delayed as a result of the moratorium, but were scheduled to be drilled as soon as was practicable after the relevant aspects of the moratorium were lifted. These two PUDs represent approximately 530 MBOE, or 0.6%, of our December 31, 2011 proved reserves. All PUD locations are within one spacing offset of proved locations.

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

        As discussed in "Business and Properties—Description of Properties—Texas," Denbury commenced CO2 injection at the Hastings Complex in December 2010 and began production in January 2012. Once the field demonstrates response to the flood, we expect to record a portion of the proved reserves related to our reversionary interest in the project. Any proved reserves recorded that are attributable to our reversionary interest will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and we are able to back in to our 22.3% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the existing commodity prices and operating cost environment.

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Our year-end reserve report is prepared by DeGolyer & MacNaughton in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S-X of the SEC. DeGolyer & MacNaughton prepares the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. This information is reviewed by knowledgeable members of our company to ensure accuracy and completeness of the data prior to submission to DeGolyer & MacNaughton. Upon analysis and evaluation of data provided, DeGolyer & MacNaughton issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Reserves Manager, relevant Reservoir Engineers and Mark DePuy, our Senior Vice President, Business Development and Acquisitions, for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X of the SEC. Once all questions have been addressed, DeGolyer & MacNaughton issues the final appraisal report, reflecting its conclusions.

        A letter which identifies the professional qualifications of the individual at DeGolyer & MacNaughton who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2011 has been filed as an addendum to Exhibit 99.1 to this report.

        Internally, Mr. DePuy is responsible for overseeing our reserves process. He initially joined us in 2005 as Vice President of Northern Assets and was named our Chief Operating Officer the following year. He resigned as our COO in October 2008, but re-joined us in December 2011. Mr. DePuy has over 30 years of experience in the oil and natural gas industry and holds a B.S. in Petroleum Engineering from the Colorado School of Mines and M.B.A from the University of California, Los Angeles.

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

	Years Ended December 31,
	2009	2010	2011
Production Volume(1):
Oil (MBbls)(2)	3,402	2,792	2,441
Natural gas (MMcf)	24,748	23,196	23,923
MBOE(3)	7,527	6,658	6,428
Daily Average Production Volume:
Oil (Bbls/d)	9,321	7,649	6,688
Natural gas (Mcf/d)	67,803	63,551	65,542
BOE/d(3)	20,622	18,241	17,612
Oil Price per Bbl Produced (in dollars):
Realized price	$50.60	$68.86	$91.00
Realized commodity derivative gain (loss)	(0.95)	(1.77)	(2.48)

Net realized price	$49.65	$67.09	$88.52

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$3.84	$4.34	$4.02
Realized commodity derivative gain (loss)	2.58	1.70	1.03

Net realized price	$6.42	$6.04	$5.05

Expense per BOE:
Lease operating expenses	$12.65	$12.65	$14.64
Production and property taxes	$1.35	$1.01	$0.99
Transportation expenses	$0.42	$1.37	$1.45
Depletion, depreciation and amortization	$11.46	$11.79	$13.35
General and administrative expense, net(4)	$4.91	$5.64	$6.10
Interest expense	$5.44	$6.10	$9.51

(1)
The South Ellwood field comprised more than 15% of our total proved reserves as of December 31, 2011. Production from the field was 806 MBbls and 252 MMcf in 2009, 746 MBbls and 93 MMcf in 2010 and 713 MBbls and 288 MMcf in 2011.

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

(3)
BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.

(4)
Net of amounts capitalized.

Drilling Activity

        The following table sets forth information with respect to development and exploration wells we completed from January 1, 2009 through December 31, 2011. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Development Wells Drilled
	2009	2010	2011
Productive(1)
Gross	24.0	30.0	13.0
Net	22.8	28.3	11.4
Dry(2)
Gross	2.0	5.0	5.0
Net	1.8	5.0	4.8

	Exploration(3) Wells Drilled
	2009	2010	2011
Productive(1)
Gross	43.0	55.0	39.0
Net	39.7	50.6	34.3
Dry(2)
Gross	10.0	11.0	6.0
Net	9.3	10.5	5.9

(1)
A productive well is not a dry well, as described below, but a well for which we have set casing. Wells classified as productive, do not always provide economic levels of production.

(2)
A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3)
We drill a significant number of wells on non-proved locations in the Sacramento Basin. These wells are considered "exploratory wells" as defined in SEC Regulation S-X and are included in the Exploration Wells Drilled category above. The majority of the wells in the basin that are "exploratory wells" under SEC Regulation S-X are wells drilled on the border of existing fields in an attempt to test and expand the limits of a producing area. We generally do not distinguish between those wells and development wells from an operating perspective. Of the gross productive exploration wells drilled in 2011, 24 were drilled in the Sacramento Basin.

        The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Present Activities

        As of December 31, 2011, we were in the process of drilling 2.0 gross (2.0 net) wells and there were 6.0 gross (6.0 net) wells waiting on completion. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Capital Expenditures" for additional discussion of our present development activities.

Oil and Natural Gas Wells

        The following table details our working interests in producing wells as of December 31, 2011. A well with multiple completions in the same bore hole is considered one well. Wells are classified as oil or natural gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion.

	Gross Producing Wells	Net Producing Wells	Average Working Interest
Oil	194.0	125.6	64.7%
Natural gas	595.0	500.2	84.1%

Total(1)	789.0	625.8	79.3%

(1)
Amounts shown include 16 oil wells and 4 natural gas wells with multiple completions.

Acreage

        The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2011. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped(1)		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern California
South Ellwood	7,682	7,682	—	—	7,682	7,682
Santa Clara Federal Unit	36,000	27,360	—	—	36,000	27,360
Dos Cuadras	5,400	1,350	—	—	5,400	1,350
West Montalvo	3,453	3,453	5,492	5,304	8,945	8,757
Onshore Monterey Shale	10,247	8,134	229,777	157,655	240,024	165,789
Other Southern California	1,524	994	4,168	4,153	5,692	5,147

Total Southern California	64,306	48,973	239,437	167,112	303,743	216,085
Sacramento Basin	135,551	115,685	109,901	88,261	245,452	203,946
Texas	6,967	6,328	—	—	6,967	6,328
Other	67	39	30,915	26,429	30,982	26,468

Total	206,891	171,025	380,253	281,802	587,144	452,827

(1)
The percentage of undeveloped acreage held under leases due to expire in 2012, 2013 and 2014, unless extended by exploration or production activities or extension of lease terms, is approximately 5%, 18% and 13%, respectively.

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

        In general, our current insurance policies covering a blowout or other insurable incident resulting in damage to one of our offshore oil and gas wells provide up to $50 million of well control, pollution cleanup and consequential damages coverage and $250 million of third party liability coverage for additional pollution cleanup and consequential damages, which also covers personal injury and death. The availability and cost of insurance has been impacted by the Gulf of Mexico Deepwater Horizon incident, which occurred in April 2010. In particular, while we have been able to secure our desired level of insurance coverage, we believe that there is less liability insurance coverage available industry-wide and that which is available is more expensive than in the past.

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

Marketing, Major Customers and Delivery Commitments

        Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is sold to competing buyers, including large oil refining companies and independent marketers. In the year ended December 31, 2011, approximately 95% of our revenues were generated from sales to four purchasers: ConocoPhillips (66%), Enserco Energy (18%), Calpine Producer Services LP (6%), and Concord Energy LLC (5%). Prospectively, under our new oil sales contracts, a significant portion of our oil production will be sold to Tesoro Refining and Marketing Company. As a result, we expect Tesoro to a be a significant customer in 2012, with a corresponding decrease in sales to ConocoPhillips. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of February 14, 2012.

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

Offices

        We currently lease approximately 47,200 net square feet of office space in Denver, Colorado, where our principal office is located. The lease for the Denver office expires in 2014. We lease an additional 51,000 net square feet of office space in Carpinteria, California from 6267 Carpinteria Avenue, LLC. The lease for the Carpinteria office will expire in 2019. 6267 Carpinteria Avenue, LLC was a wholly owned subsidiary of ours prior to March 2006, when we paid a dividend consisting of 100% of the membership interests in 6267 Carpinteria Avenue, LLC to our then-sole stockholder. The lease has remained in effect following the payment of the dividend. Additionally, we lease 7,700 net square feet of office space in Bakersfield, California, the lease for which expires in 2013. We also have leases for certain field offices which are insignificant on a quantitative basis. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

Employees

        As of December 31, 2011, we had approximately 365 full-time employees, none of whom were party to collective bargaining arrangements.

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

        We currently are in the CEQA process in connection with several exploration wells that are part of our Monterey shale project in several counties in California. We may be required to undergo the CEQA process for other lease renewals and other proposed actions by state and local governmental authorities that meet specified criteria. At a minimum, the CEQA process delays and adds expense to the process of obtaining new leases, permits and lease renewals.

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

        Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas ("GHG") emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce. EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which established a statewide cap on GHGs designed to reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. These regulations are not expected to directly impact our operations as the first phase, beginning in 2012, includes all major industrial sources and utilities, while the second phase, which starts in 2015, will address distributors of transportation fuels, natural gas, and other fuels. We will continue to monitor the implementation of these regulations through industry trade groups and other organizations in which we are a member.

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

        As described in note 6 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $92.5 million as of December 31, 2011. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 9%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

        Under a variety of applicable laws and regulations, including CERCLA, RCRA and BOEMRE regulations, we could in some circumstances be held responsible for abandonment and clean-up costs relating to our operations, both onshore and offshore, notwithstanding contractual arrangements that assign responsibility for those costs to other parties.

        Clean-up Costs.    Certain of our facilities have known environmental contamination for which we will be responsible for the associated clean-up efforts, subject to our right to be indemnified by third parties in some cases. The regulators have generally not yet determined the applicable clean-up requirements associated with the facilities. However, we expect that we will be permitted to defer remedial actions until we cease operations at the relevant facilities. As the clean-up is expected to be performed at the end of the useful life of the relevant facilities, we have included estimates for the cost of the clean-up in our asset retirement obligations reflected in our financial statements.

        Penalties for Non-Compliance.    We believe that our operations are in material compliance with all applicable oil and natural gas, safety, environmental and land-use laws and regulations. However, from time to time we receive notices of noncompliance with Clean Air Act and other requirements from relevant regulatory agencies. We received a number of minor notices of violation ("NOVs") from regulatory agencies in 2011. We do not expect to incur significant penalties with respect to any outstanding NOV. See "Legal Proceedings."

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

        The rates, terms, and conditions applicable to the interstate and intrastate transportation of oil by pipelines is regulated by, respectively, the FERC under the Interstate Commerce Act and the California Public Utilities Commission under the California Public Resources Code.

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

        In August 2011, EPA proposed regulations specifically applicable to the oil and gas industry that would require operators to capture 95 percent VOC emissions from wells that are hydraulically fractured. The proposed regulations also would require reductions in emissions of methane and air toxics. The proposal includes four rules for the oil and natural gas industry: a new source performance standard for VOCs; a new source performance standard for sulfur dioxide; an air toxics standard for oil and natural gas production; and an air toxics standard for natural gas transmission and storage. Any laws or regulations that may be adopted to restrict or reduce these emissions would likely require us to incur increased operating costs. The final rule is expected to be issued in March or April of 2012.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to our executive officers as of December 31, 2011.

Name	Age	Position
Timothy Marquez	53	Chairman and Chief Executive Officer
Edward O'Donnell	58	Chief Operating Officer
Timothy A. Ficker	44	Chief Financial Officer
Terry L. Anderson	64	General Counsel and Secretary
Mark DePuy	56	Senior Vice President, Business Development and Acquisitions

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

        Edward O'Donnell is our COO. Mr. O'Donnell initially joined us in 1997 as Vice President of development and was later Vice President of the Offshore Business Unit. From April 2001 to June 2002 he served as the President of our Domestic Division. From June 2002 through 2005 he provided independent business consulting to non-profit organizations and small retail businesses. In 2006 he became the CEO of Gong Zhu Enterprises, a provider of financial, accounting, and management consulting services to small retail businesses. Mr. O'Donnell also served two terms on our board of directors. He re-joined us in March 2007 as Senior Vice President and was appointed COO in January 2012. In addition, on January 18, 2012 we announced a succession plan whereby Mr. Marquez plans to step down as our CEO in the third quarter of 2012, and, at that time, Mr. O'Donnell is expected to assume the role of CEO. Mr. O'Donnell has 20 years of experience with Unocal Corporation in various engineering and management positions. He holds a B.S. degree in petroleum engineering from Montana Tech, an M.S. in petroleum engineering from the University of Southern California and an M.B.A. from Pepperdine University.

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

        Mark DePuy is our Senior Vice President, Business Development and Acquisitions. Mr. DePuy initially joined us in 2005 as Vice President of Northern Assets. The following year, he was named

COO and oversaw our assets in Northern and Southern California, as well as numerous field operations in Texas. Mr. DePuy resigned as our COO in October 2008, after which he provided consulting services for us on coastal development projects in California. From March 2010 through November 2011, he served as CEO and President of Great Western Oil and Gas, a private oil and gas company with operations focused primarily in Colorado and North Dakota. Mr. DePuy re-joined us in his current role in December 2011. He has 27 years of experience in various operational, management and business planning functions with Unocal/Chevron in both the domestic and international operations. He has an M.B.A. from the University of California, Los Angeles and a B.S. in petroleum engineering from the Colorado School of Mines.

Available Information

        We maintain a link to investor relations information on our website, www.venocoinc.com, where we make available, free of charge, our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of the charters of the audit, compensation and corporate governance/nominating committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines. Stockholders may request a printed copy of these governance materials or any exhibit to this report by writing to the Corporate Secretary, Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado, 80202-1370. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

ITEM 1A.    Risk Factors

Oil and natural gas prices are volatile and change for reasons that are beyond our control. Decreases in the price we receive for our oil and natural gas production adversely affect our business, financial condition, results of operations and liquidity.

        Declines in the prices we receive for our oil and natural gas production adversely affect many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth and the carrying value of our oil and natural gas properties, all of which depend primarily or in part upon those prices. For example, due in significant part to lower commodities prices, our revenues from oil and natural gas sales and cash flow from operations declined 52% and 44%, respectively, in 2009 compared to 2008. Declines in the prices we receive for our oil and natural gas also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. For example, continued depressed natural gas prices have caused us to reduce our drilling activity in the Sacramento Basin from 93 wells spud in 2010 to 40 wells in 2011 and we have included five wells in our 2012 capital expenditure budget. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and, as a result, adversely affect our quantities of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, as the maximum amount of available borrowing under our revolving credit facility is, and the availability of other sources of capital likely will be, based to a significant degree on the estimated quantities of those reserves.

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

        The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our California oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. This discount, or differential, varies over time and can be affected by factors that do not have the same impact on the price of premium grade light oil. We cannot predict how the differential applicable to our production will change in the future, and it is possible that it will increase. The difficulty involved in predicting the differential also makes it more difficult for us to effectively hedge our production. Many of our hedging arrangements are based on benchmark prices and therefore do not fully protect us from adverse changes in the differential applicable to our production.

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

        We have relied on borrowings under our revolving credit facility to finance our operations in some recent periods. Lenders may not fund borrowings under the facility when we request them to do so. In 2009, a former lender under the facility, Lehman Commercial Paper, Inc., ceased funding amounts under the facility as a result of the bankruptcy of its parent company, Lehman Brothers Holdings Inc. Existing lenders under the revolving credit facility may face similar issues. Our ability to borrow under the facility may also be limited if we are unable, or run a significant risk of becoming unable, to comply with the financial covenants that we are required to satisfy under the facility. It may be difficult to maintain compliance with the maximum debt to EBITDA (as defined in the agreement) ratio in the future if we borrow a significant portion of the available capacity under the facility and/or our EBITDA is adversely affected by operational problems, counterparties' failure to perform under hedge agreements or other factors. In addition, the borrowing base under the facility is subject to redetermination periodically and from time to time in the lenders' discretion. Borrowing base reductions may occur with respect to the revolving credit facility as a result of unfavorable changes in commodity prices, asset sales, performance issues or other events. Due in significant part to lower commodity prices, the borrowing base under the revolving credit facility was reduced in early 2009 from $200 million to $125 million. Our current borrowing base is $200 million. In addition to reducing the capital available to finance our operations, a reduction in the borrowing base could cause us to be required to repay amounts outstanding under the facility in excess of the reduced borrowing base, and the funds necessary to do so may not be available at that time.

        Sources of external debt financing other than revolving credit facility borrowings may not be available when needed on acceptable terms or at all, especially during periods in which financial market conditions are unfavorable. Our ability to incur additional indebtedness will be limited under the terms of the revolving credit facility, the indenture governing our 8.875% senior notes and the indenture governing our 11.50% senior notes, which we refer to collectively as our debt agreements (see—"Liquidity and Capital Resources—Capital Resources and Requirements"). In addition, if we finance our operations through borrowings under our revolving credit facility or other additional indebtedness, the risks that we now face relating to our current debt level would intensify, and it may be more difficult to satisfy our existing financial obligations.

We have a substantial amount of debt and the cost of servicing, and risks related to refinancing, that debt could adversely affect our business. Those risks could increase if we incur more debt.

        We have a substantial amount of indebtedness. At February 14, 2012, we had total outstanding debt of $679.0 million, comprised of $35.0 million outstanding on our revolving credit facility, $500.0 million under our 8.875% senior notes and $144.0 million (net of discount) under our 11.50% senior notes. Interest obligations on our indebtedness are significant. Our debt bears interest at a weighted average interest rate of approximately 9.20% as of February 14, 2012. In 2011, we had interest expense of $61.1 million.

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

        Additionally, SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be recorded if they relate to wells scheduled to be drilled within five years after the date of booking. This recently-implemented rule has limited and may continue to limit our potential to record additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five-year timeframe.

        At December 31, 2011, 49% of our estimated proved reserves were proved undeveloped and 10% were proved developed non-producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, if at all.

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

        Part of our strategy is to pursue acquisition, exploration and development activities in emerging plays such as our onshore Monterey shale project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, we are unable to use past drilling results in those areas to help predict our future drilling results. In addition, part of our drilling strategy to maximize recoveries from the onshore Monterey shale formation may involve drilling and/or completion techniques that have proven to be successful in other shale formations. These drilling and completion strategies and techniques require greater amounts of capital investment than more established plays. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and production profiles are better established. If drilling success rates or production are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations or other operational problems, the value of our position in the affected area will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not control. When these facilities or systems are unavailable, our operations can be interrupted and our revenues reduced.

        The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities owned by third parties. In general, we do not control these facilities and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these facilities could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we generally do not maintain insurance.

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

        Similarly, our operations could be adversely affected by environmental and other laws and regulations that require us to obtain permits before commencing drilling or other activities. For example, we recently terminated our pursuit of a proposed lease extension in the South Ellwood field due to difficulties in obtaining the necessary permits. In addition, even when permits are granted, they may be subject to conditions which impose delays on a project, increase its costs or reduce its benefits to us. Permitting and similar risks are high for us relative to many of our competitors because oil and natural gas projects are frequently the source of considerable political controversy in California, and political opposition may make it more difficult for us to obtain consents and approvals for our projects.

Changes in applicable laws and regulations could increase our costs, reduce demand for our production, impede our ability to conduct operations or have other adverse effects on our business.

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gas ("GHG") present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which established a statewide cap on GHGs designed to reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. These regulations are not expected to directly impact our operations as the first phase, beginning in 2012, includes all major industrial sources and utilities, while the second phase, which starts in 2015, will address distributors of transportation fuels, natural gas, and other fuels. We will continue to monitor the implementation of these regulations through industry trade groups and other organizations in which we are a member. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

        Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. The nature and scope of those restrictions will be determined in significant part through implementing regulations to be adopted by the SEC, the Commodities Futures Trading Commission and other regulators. We are currently assessing the likely impact of the Reform Act on our operations, and this assessment will continue as the regulatory process contemplated by the Reform Act progresses. If, as a result of the Reform Act or its implementing regulations, capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our revolving credit facility. In addition, requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy. We are more vulnerable to the adverse consequences of changes in laws and regulations relating to derivatives than many of our competitors because we hedge a relatively large proportion of our expected production and because our hedging strategy is integral to our overall business strategy.

        Following the Deepwater Horizon well blowout in the Gulf of Mexico, the Secretary of the U.S. Department of Interior imposed a drilling moratorium in May 2010, which delayed a planned redrill of an inactive well from Platform Gail. That moratorium was subsequently lifted for fixed-leg platforms like Platform Gail. However, additional moratoria, or similar rules promulgated by other governmental authorities, could have significant impacts on our operations in the future. In addition, the U.S. Department of Interior has experienced significant delays in processing permit applications for new drilling projects. Delays in the government's permitting process could have significant impacts on the industry as a whole and our future results of operations.

        In addition, some of our activities involve the use of hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures are typically created through the injection of water and chemicals into the rock formation. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the Safe Drinking Water Act's Underground Injection Control Program and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with initial results of the study anticipated to be available by late 2012 and final results by 2014. Moreover, the EPA recently announced in October 2011 that it is also commencing a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, legislation called the Fracturing Responsibility and Awareness of Chemicals Act has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. These proposals, to the extent adopted, may increase our costs and make it more difficult, or impossible, to pursue some of our exploration or development projects.

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

        President Obama's 2013 Fiscal Year Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

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

The loss of our key personnel could adversely affect our business.

        We believe our continued success depends in part on the collective abilities and efforts of our key personnel, including our executive officers. We do not maintain key man life insurance policies. The loss of the services of key management personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

Shortages of qualified operational personnel or field equipment and services could affect our ability to execute our plans on a timely basis, increase our costs and adversely affect our results of operations.

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. From time to time, there have also been shortages of drilling rigs and other field equipment, as demand for rigs and equipment has increased with the number of wells being drilled. These factors can also result in significant increases in costs for equipment, services and personnel. For example, we have experienced an increase in drilling, completion and other costs associated with certain Monterey shale wells. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. From time to time, we have experienced some difficulty in obtaining drilling rigs, experienced crews and related services and may continue to experience these difficulties in the future. In part, these difficulties arise from the fact that the California market is not as attractive for oil field workers and equipment operators as mid-continent and Gulf Coast areas where drilling activities are more widespread. In addition, the cost of drilling rigs and related services has increased significantly over the past several years. If shortages persist or prices continue to increase, our profit margin, cash flow and operating results could be adversely affected and our ability to conduct our operations in accordance with current plans and budgets could be restricted.

Because we cannot control activities on properties we do not operate, we cannot control the timing of those projects. If we are unable to fund required capital expenditures with respect to non-operated properties, our interests in those properties may be reduced or forfeited.

        Other companies operated approximately 4% of our production in the fourth quarter of 2011. Our ability to exercise influence over operations for these properties and their associated costs is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control, including:

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

        For the year ended December 31, 2011, approximately 95% of our oil and natural gas revenues were generated from sales to four purchasers: ConocoPhillips, Enserco Energy, Calpine Producer Services LP and Concord Energy LLC. In 2012, we expect to sell a significant amount of our production to Tesoro Refining and Marketing Company. A material adverse change in the financial condition of any of our largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers. We face similar counterparty risks in connection with other contracts under which we may be entitled to receive cash payments, including insurance policies and commodity derivative agreements. Major counterparties may also seek price or other concessions from us if they perceive us to be dependent on them or to lack viable alternatives.

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

        All of our principal properties are located in California. Our Southern California and Sacramento Basin properties represented approximately 53% and 47%, respectively, of our proved reserves as of December 31, 2011 and accounted for a combined 100% of our 2011 production. Any circumstance or event that negatively impacts the production or marketing of oil and natural gas in California generally, or in Southern California or the Sacramento Basin in particular, would adversely affect our results of operations and cash flows. Many of our competitors have operations that are more geographically dispersed than ours, and therefore may be less subject than we are to risks affecting a particular geographic area.

We are controlled by Timothy Marquez, who is able to determine the outcome of matters submitted to a vote of our stockholders. This limits the ability of other stockholders to influence our management and policies.

        Timothy Marquez, our Chairman and CEO, beneficially owned approximately 50.3% of our outstanding common stock as of February 14, 2012. Through this ownership, Mr. Marquez is able to control the composition of our board of directors and direct our management and policies. Accordingly, Mr. Marquez generally has the direct or indirect power to:

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

        Mr. Marquez's significant ownership interest could adversely affect investors' perceptions of our corporate governance. In addition, Mr. Marquez may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks to us. For example, Mr. Marquez could cause us to make acquisitions that increase our indebtedness or to sell revenue generating assets. Mr. Marquez may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Also, we have engaged, and may continue to engage, in related party transactions involving Mr. Marquez. For example, we have entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife.

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets or the issuance of additional shares of common stock in future acquisitions.

        Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional common or preferred stock. As of February 14, 2012, Timothy Marquez beneficially owned approximately 50.3% of our common stock, primarily through the Marquez Trust. As of December 31, 2011, we had granted options to purchase an aggregate of approximately 0.8 million shares of our common stock and 2.8 million shares of restricted stock to certain of our directors and employees. The Marquez Trust and these other holders, subject to compliance with applicable securities laws and vesting requirements, are permitted to sell shares they own or acquire upon the exercise of options in the public market. Sales of a substantial number of shares of our common stock by those holders could cause our stock price to fall.

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

There can be no assurance that the transaction contemplated by the merger agreement between us and Mr. Marquez and certain of his affiliates will be completed. If the merger is not completed, the market price of our common stock may be adversely affected.

        In August 2011, our board of directors received the proposal from Mr. Marquez described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Events." In January 2012, we announced that we entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares of which he is not the beneficial owner for $12.50 per share in cash. The closing trading price of our common stock was $8.98 per share on the last trading day prior to the announcement of the proposal, and it was $7.69 per share on the last trading day prior to the announcement of the merger agreement. After each announcement, the trading price of our common stock increased and traded closer to the $12.50 per share proposal price. However, the trading price of our common stock has been subject to significant volatility since the original announcement. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of the unaffiliated shareholders) and other customary conditions. There can be no assurance that those conditions will be satisfied. If the transaction is not consummated, the stock price could fall below its current trading range. In addition, we could be required to make an expense reimbursement payment to an affiliate of Mr. Marquez if the merger agreement is terminated in certain circumstances. We could also be adversely affected by litigation that has been initiated in connection with the transaction.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 3.    Legal Proceedings

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against us and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which we have not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. We have owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before we acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including Venoco. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2012. We vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants and related parties have made claims for indemnity which we are disputing. We cannot predict the cost of indemnity obligations at the present time.

        One of our insurers currently is paying for the defense of these lawsuits under a reservation of its rights. If the insurer ceases to provide such defense and we are unsuccessful in enforcing our rights in any subsequent litigation, we may be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of its policies applies, we will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

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

State Lands Commission Royalty Litigation

        In November 2011, the California State Lands Commission (SLC) filed suit against us in Santa Barbara County alleging that we underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The case has since been removed to Los Angeles County, California. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether we are entitled to deduct the cost of transporting oil from the South Ellwood field to the point of sale in calculating the royalty. With respect to the oil price, we have paid royalties based on the price we actually received in arms-length transactions. The SLC contends that we should be paying royalties based on the higher of the price actually received and the highest "posted price" for oil sold in the Midway Sunset Field, near Bakersfield, California. With respect to the deduction of transportation costs, we believe that state law allows us to adjust the sale price to reflect the cost of delivering the oil from the field to the point of sale. Based on our review of the SLC's contentions, audit records and additional historical records, we believe that we may have overpaid royalties on oil and gas production during the period in question and we may be owed a refund of such overpayments. We believe the position of the SLC is without merit and we intend to vigorously contest the suit and to enforce our right to receive a refund of royalties we may have overpaid. We do not believe that it is probable that a material judgment against us will result. Therefore, no liability has been accrued.

Delaware Litigation

        On August 26, 2011, Timothy Marquez, our Chairman and CEO, submitted a nonbinding proposal to our board of directors to acquire all of the shares of Venoco he does not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of our directors by shareholders alleging that the Company and our directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. A fifth lawsuit filed in 2011, also in the Delaware Court of Chancery, named only Mr. Marquez as a defendant. On January 16, 2012, we announced we had entered into a merger agreement with Mr. Marquez and certain of his affiliates pursuant to which, at closing, each of the shareholders other than Mr. Marquez and his affiliates would receive $12.50 for each share of Company stock (the "Merger"). Following announcement of the merger agreement, three additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of our directors. Each action seeks certification as a class action. Plaintiffs in both the Delaware and Colorado actions challenge the Merger and allege, among other things, that the consideration to be paid is inadequate. The complaints seek, among other relief, to enjoin defendants from consummating the Merger and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. We have reviewed the allegations contained in the complaints and believe they are without merit.

        Other—In addition, we are a party from time to time to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate impact, if any, with respect to these other claims and legal actions will not have a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Number of Holders

        Our common stock is listed on the New York Stock Exchange under the symbol "VQ".

        The following table sets forth the high and the low sale prices per share of our common stock for the periods indicated. The closing price of the common stock on February 14, 2012 was $11.11.

	2010		2011
Period	High	Low	High	Low
1st Quarter	$14.40	$11.29	$22.22	$15.93
2nd Quarter	$18.50	$12.20	$18.59	$12.20
3rd Quarter	$21.07	$15.63	$14.75	$8.42
4th Quarter	$20.55	$14.97	$10.82	$6.56

        As of February 14, 2012, there were 361 record holders of our common stock.

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

Comparison of Cumulative Return

        The following graph compares the cumulative return on a $100 investment in our common stock from November 17, 2006, the date the common stock trading began on the New York Stock Exchange, through December 31, 2011, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the S&P 1500 Oil and Gas Consumable Fuels Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG VENOCO, INC., THE RUSSELL 2000 INDEX,
AND THE S&P 1500 OIL & GAS CONSUMABLE FUELS INDEX

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

	Years ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Statement of Operations Data:
Oil and natural gas sales	$371,450	$554,270	$267,163	$290,608	$323,423
Other	3,355	3,603	3,331	4,684	5,355

Total revenues	374,805	557,873	270,494	295,292	328,778
Lease operating expense	107,295	133,773	95,213	84,255	94,100
Production and property taxes	12,026	15,731	10,128	6,701	6,376
Transportation expense	4,356	4,311	3,163	9,102	9,348
Depletion, depreciation and amortization	98,814	134,483	86,226	78,504	85,817
Impairment of oil and natural gas properties	—	641,000	—	—	—
Accretion of asset retirement obligations	3,914	4,203	5,765	6,241	6,423
General and administrative, net of amounts capitalized	31,770	43,101	36,939	37,554	39,186

Total expenses	258,175	976,602	237,434	222,357	241,250

Income (loss) from operations	116,630	(418,729)	33,060	72,935	87,528
Interest expense, net	60,115	54,049	40,984	40,584	61,113
Amortization of deferred loan costs	4,197	3,344	2,862	2,362	2,310
Interest rate derivative losses (gains), net	17,177	20,567	16,676	31,818	1,083
Loss on extinguishment of debt	12,063	—	8,493	—	1,357
Commodity derivative losses (gains), net	142,650	(116,757)	25,743	(68,049)	(40,649)

Total financing costs and other	236,202	(38,797)	94,758	6,715	25,214

Income (loss) before income taxes	(119,572)	(379,932)	(61,698)	66,220	62,314
Income tax provision (benefit)	(46,200)	11,200	(14,400)	(1,300)	—

Net income (loss)	$(73,372)	$(391,132)	$(47,298)	$67,520	$62,314

Earnings per common share:
Basic	$(1.58)	$(7.75)	$(0.93)	$1.23	$1.02
Diluted	$(1.58)	$(7.75)	$(0.93)	$1.21	$1.02
Cash Flow Data:
Cash provided (used) by:
Operating activities	$160,863	$212,379	$118,691	$160,673	$125,496
Investing activities	(433,363)	(332,861)	(1,953)	(108,296)	(246,481)
Financing activities	273,871	110,938	(116,510)	(47,772)	124,126
Other Financial Data:
Capital expenditures	$322,283	$318,582	$176,812	$211,621	$246,228
Balance Sheet Data (end of period):
Cash and cash equivalents	$9,735	$191	$419	$5,024	$8,165
Property, plant and equipment, net	1,131,032	702,734	619,430	648,044	810,465
Total assets	1,265,485	864,254	739,543	750,923	929,744
Long-term debt, excluding current portion	691,896	797,670	695,029	633,592	686,958
Total stockholders' equity (deficit)	245,602	(135,167)	(174,496)	(84,237)	73,028

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

Recent Events

        In August 2011, our board of directors received a proposal from our Chairman and CEO, Timothy Marquez, to acquire all of the outstanding shares of our common stock of which he is not the beneficial owner for $12.50 per share in cash (the "Marquez Proposal"). Mr. Marquez is currently the beneficial owner of approximately 50.3% of the common stock. The board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. In January 2012, we announced that we had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares he does not beneficially own for $12.50 per share in cash. The special committee also announced that it unanimously concluded that the transaction with Mr. Marquez was in the best interest of the Company's minority shareholders. As a result, the agreement was approved by the full board of directors, with Mr. Marquez abstaining. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of unaffiliated shareholders) and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that this transaction will be consummated. See the "Risk Factors" section of this Annual Report.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our development, exploitation and exploration capital expenditures were $255 million in 2011, up from $218 million in 2010. Approximately $185 million of the 2011 capital expenditures went to drilling and rework activities, $20 million to facilities, and the remaining $50 million to land, seismic and capitalized G&A costs. We incurred approximately $180 million or 71% of our 2011 capital expenditures in Southern California and $74 million or 29% in the Sacramento Basin with the remainder going toward exploration projects. Of the total amount spent in Southern California, approximately $113 million went to projects targeting the onshore Monterey shale formation.

        Our 2012 development, exploitation and exploration capital expenditure budget is $255 million, of which approximately $223 million or 87% is expected to be deployed in Southern California and $32 million or 13% in the Sacramento Basin. Of the $223 million allocated to Southern California, approximately $100 million is expected to be deployed to onshore Monterey shale activities with the remainder going to activities at legacy Southern California fields. The aggregate levels of capital expenditures for 2012, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2011 capital spending program and the outlook for 2012.

Southern California—Legacy Fields

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. The field has not been fully delineated offshore or fully developed onshore and we continue to evaluate our drilling results and refine our development program for the coming years. During 2011, we spud five wells, one onshore and four offshore. We also performed five recompletions during the year. Our 2012 capital expenditure budget includes plans to drill seven wells, one of which was spud in the fourth quarter and completed during the first quarter of 2012. We spud two additional wells in the first quarter of 2012 and plan to spud a third well later in the quarter.

        In the Sockeye field, we redrilled two inactive wells that target the Monterey shale formation during 2011. Our 2012 capital expenditure budget includes plans to drill three wells at Sockeye, which are expected to be drilled in the first half of the year.

        At the South Ellwood field, we have received permits to drill two undeveloped locations and continue to work on permitting two additional locations on our existing leases. We have completed the facilities work necessary to begin drilling those locations and plan to spud the first well in March. Our 2012 capital expenditure budget includes plans to drill four wells in the field during 2012.

        In addition, during the third quarter of 2011 our subsidiary Ellwood Pipeline, Inc. received the approvals necessary to begin construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations during January 2012. Primarily as a result of the pipeline approval, the estimated reserve life of the South Ellwood field was extended by approximately 30 years and proved reserves in the field increased by approximately 8.1 MMBOE, based on SEC pricing as of December 31, 2011.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. To date, our onshore Monterey shale acreage position totals approximately 256,000 gross and 170,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. We also have an additional 60,000 gross and 46,000 net acres with Monterey shale production or potential which are held by production at our legacy Southern California fields.

        During 2011 we spud 12 onshore wells targeting the Monterey shale, including three horizontal wells, and set casing on 13 wells (including wells spud in 2010). In total, since the beginning of 2010 when we began actively drilling wells targeting the onshore Monterey shale formation through 2011, we have spud 24 wells (17 vertical and seven horizontal), of which 20 have had casing set and two wells, both vertical, were used as pilot holes for two horizontal wells. In addition, earlier this year, we completed the second and final phase of a 3-D seismic shoot in the San Joaquin area which covered approximately 500 square miles. We continue to analyze the data from the shoot.

        We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas (the Sevier field in the San Joaquin Basin and the South Salinas field in the Salinas Valley). To date, we have not seen material levels of production or reserves from the program. We believe we will see production resulting from our delineation drilling and testing efforts which began at Sevier in 2011 and which will continue into 2012. During 2011 we spud six vertical wells (including four wells during the fourth quarter) at Sevier. Due to terrain and public lands issues, we drill from pads that are large enough to drill multiple wells. At times, however, in order to drill another new well, we need to shut in testing of other wells on the same drill pad. Because of this, and because we have several intervals to test independently in each well, we do not have longer term tests by interval or by well. However, we have been encouraged by the testing and geologic data we have obtained from each subsequent well.

        Our 2012 capital expenditure budget includes plans to drill 15 to 20 wells at Sevier, where we currently have one rig operating. Additionally, we plan to study our onshore Monterey wells drilled in 2010 and 2011 for recompletion opportunities based on knowledge we have gained over the past few years. We also plan to collect 3D seismic data at Sevier and Salinas Valley during 2012.

Sacramento Basin

        In the Sacramento Basin, we continue to pursue our infill drilling program in the greater Grimes and Willows fields. During 2011, we spud 40 wells and performed 237 recompletions in the basin. We continue to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs. We also continue to pursue our hydraulic fracturing program in the basin with 21 wells fractured during 2011.

        As of December 31, 2011, we had identified 734 drilling locations in the basin, and we anticipate identifying additional locations as we pursue further exploration, exploitation and development opportunities. We believe the Sacramento Basin presents significant exploration opportunities and in order to further our understanding of these opportunities we drill a small number of what we consider to be exploratory wells in the basin each year. In early 2011 we drilled a discovery well on an anomaly which we identified using 3D seismic data we acquired with leasehold in 2009. The discovery well's average net production in 2011 was 2.3 million cubic feet per day and it extended the boundaries of the Grimes field. We drilled additional wells in 2011 along this extension area and these wells, combined with the discovery well, exited the year at a net production rate of 8.3 million cubic feet per day. Operationally, we distinguish these exploratory wells from the numerous non-proved locations that we drill each year as part of our development drilling program but are considered "exploratory wells" as defined in SEC Regulation S-X.

        We have reduced our activity levels in the basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects including Monterey shale activities. Our 2012 capital expenditure budget contemplates a continuation of this strategy. We plan to drill five wells and perform 180 recompletions and seven fracs. We anticipate the activity levels contemplated in our 2012 budget will result in average daily production which is lower than 2011 average daily production. We would expect to return to a focus on growth in the basin when natural gas prices improve. As of December 31, 2011, our acreage position in the basin was approximately 204,000 net acres (245,000 gross).

Acquisitions and Divestitures

        Hastings Complex Sale.    In February 2009, we completed the sale of our principal interests in the Hastings Complex to Denbury for approximately $197.7 million. We retained the right to back into a working interest of approximately 22.3% in the CO2 project Denbury is pursuing at the Hastings Complex after it recoups certain costs. In December 2010, Denbury commenced injecting CO2 at the Hastings Complex and has begun production at the field in January 2012.

        Sale of Other Texas Assets.    We sold our producing assets in Texas in a series of transactions that were completed in the second quarter of 2010 to multiple purchasers for aggregate net proceeds of $98.1 million (after closing adjustments and related expenses).

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations, including transactions in each of 2009, 2010 and 2011.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of February 14, 2012 we had hedge contract floors covering 8,500 barrels of oil per day and 29.5 million cubic feet of natural gas per day for 2012. We have also secured hedge contracts for portions of our 2013, 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities. Additionally, the sales contracts under which we have historically sold a significant portion of our oil are based on the NYMEX WTI ("WTI") crude price index and these contracts expire at the end of the first quarter of 2012. To replace the expiring contracts, we have entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). We have also entered into a new sales contract related to oil produced from our South Ellwood field which is more favorable than the previous contract because, effective January 31, 2012, we are able to deliver our oil through a common carrier pipeline rather than via barge.

        Expected Production.    As a result of sustained depressed natural gas prices, during 2011 we emphasized our oil projects in Southern California relative to our natural gas projects in the Sacramento Basin. We plan to continue this strategy in 2012, with approximately 48% of our planned capital expenditures allocated to our legacy Southern California fields and 39% allocated to our onshore Monterey shale program. Given our expected increase in capital spending related to our oil producing legacy Southern California assets in 2012, we expect the production ratio of oil to natural gas to increase in 2012 relative to 2011. We also expect overall production in 2012 to be similar to production in 2011 on a BOE basis. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale, and other factors, including those referenced in the "Risk Factors" section this Annual Report.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $14.64 per BOE for 2011 were higher than our 2010 results of $12.65 per BOE. We expect our 2012 LOE per BOE to be higher relative to 2011 primarily as a result of a continued shift in our focus to oil projects as compared to natural gas projects. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        Property and Production Taxes.    Property and production taxes of $0.99 per BOE for 2011 were relatively flat when compared to our 2010 results of $1.01 per BOE. We expect our 2012 property and production taxes to remain relatively flat on a per BOE basis compared to our 2011 results. As with lease operating expenses, our expectations with respect to future property and production taxes are subject to numerous risks and uncertainties.

        Transportation Expenses.    Transportation expenses were $9.3 million for 2011 and $9.1 million in 2010. We expect that our transportation expenses will decrease in 2012 compared to 2011 as a result of the completion of the onshore pipeline that transports the oil produced from our South Ellwood field. This pipeline will eliminate the use of the double-hulled barge that was used throughout 2011.

        General and Administrative Expenses.    General and administrative expenses increased slightly to $4.96 per BOE (excluding share-based compensation charges of $0.88 per BOE and costs of $0.26 per BOE related to the evaluation by the special committee of the Marquez Proposal) in 2011 compared to $4.78 per BOE for 2010 (excluding share-based compensation charges of $0.68 per BOE and one-time charges of $0.19 per BOE for severance payments resulting from the sale of our Texas producing properties). Excluding share-based compensation charges and special committee related charges, on a per BOE basis, we expect our G&A costs to increase in 2012 compared to 2011. As with our lease operating expenses and property and production taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for 2011 of $13.35 per BOE increased from our 2010 DD&A of $11.79 per BOE. We expect our 2012 DD&A to increase on a per BOE basis compared to our full year 2011 results. As with lease operating expenses, property and production taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2008 through 2011. These losses and expected future taxable losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and December 31, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized.

As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; consistent, meaningful production and proved reserves from our onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Years Ended December 31,
	2009	2010	2011
Production Volume(1):
Oil (MBbls)	3,402	2,792	2,441
Natural gas (MMcf)	24,748	23,196	23,923
MBOE(2)	7,527	6,658	6,428
Daily Average Production Volume:
Oil (Bbls/d)	9,321	7,649	6,688
Natural gas (Mcf/d)	67,803	63,551	65,542
BOE/d(2)	20,622	18,241	17,612
Oil Price per Bbl Produced (in dollars):
Realized price	$50.60	$68.86	$91.00
Realized commodity derivative gain (loss)	(0.95)	(1.77)	(2.48)

Net realized price	$49.65	$67.09	$88.52

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$3.84	$4.34	$4.02
Realized commodity derivative gain (loss)	2.58	1.70	1.03

Net realized price	$6.42	$6.04	$5.05

Expense per BOE:
Lease operating expenses	$12.65	$12.65	$14.64
Production and property taxes	$1.35	$1.01	$0.99
Transportation expenses	$0.42	$1.37	$1.45
Depletion, depreciation and amortization	$11.46	$11.79	$13.35
General and administrative expense, net(3)	$4.91	$5.64	$6.10
Interest expense	$5.44	$6.10	$9.51

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

(2)
BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.

(3)
Net of amounts capitalized.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $32.8 million (11%) to $323.4 million in 2011 from $290.6 million in 2010. The increase was due to higher realized oil prices, partially offset by a decrease in oil production and lower realized natural gas prices, as described below.

        Oil sales increased by $37.2 million (20%) in 2011 to $227.2 million compared to $190.0 million in 2010. Oil production decreased by 13%, with production of 2,441 MBbl in 2011 compared to 2,792 MBbl in 2010. The production decrease was partially due to the sales of our remaining producing properties in Texas in the second quarter of 2010. Excluding production from the Texas properties, production decreased by 239 MBbls (9%) from 2,680 MBbls in 2010 to 2,441 MBbls in 2011. The decrease is primarily due to natural production decline at the Sockeye, South Ellwood and West Montalvo fields. Our average realized price for oil increased $22.14 (32%) from $68.86 per Bbl in 2010 to $91.00 per Bbl in 2011.

        Natural gas sales decreased $4.4 million (4%) in 2011 to $96.2 million compared to $100.6 million in 2010. Natural gas production increased by 727 MMcf (3%), with production of 23,923 MMcf in 2011 compared to 23,196 MMcf in 2010. Excluding production from the Texas properties, natural gas production increased by 1,068 MMcf (5%) from 22,855 MMcf in 2010 to 23,923 MMcf in 2011. The increase is due in large part to successful drilling and recompletion activity in the Sacramento Basin, primarily in the Grimes field, in the latter half of 2010 and during 2011. Our average realized price for natural gas decreased $0.32 (7%) from $4.34 per Mcf for 2010 to $4.02 per Mcf for 2011.

        Other Revenues.    Other revenues increased by $0.7 million (15%) to $5.4 million in 2011 from $4.7 million in 2010. Effective April 2010, we entered into a contract related to the double-hulled barge that transported oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allowed us to sub-charter the barge and retain a major portion of the revenues from those activities. Per terms of the contract, there is a minimum notification period for termination; as such the contract will be terminated in May 2012 since the common carrier pipeline is now used to transport oil production from the field.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $9.8 million (12%) to $94.1 million in 2011 from $84.3 million in 2010. Excluding the Texas properties, production expenses increased $12.5 million (15%) from $81.6 million in 2010 to $94.1 million in 2011. The increase in LOE is primarily due to (i) costs incurred to return Platform Grace to production, which had been shut-in since the end of 2008 and (ii) non-recurring maintenance performed at Dos Cuadras, Platform Gail and Platform Holly, primarily in the third quarter of 2011. On a per unit basis, LOE was $14.64 per BOE in 2011 and $12.65 per BOE in 2010. Excluding the Texas assets, LOE per BOE increased from $12.57 per BOE in 2010 to $14.64 per BOE in 2011.

        Production and Property Taxes.    Production and property taxes decreased $0.3 million (5%) to $6.4 million in 2011 from $6.7 million in 2010. The decrease was primarily due to the sale of our remaining Texas properties in the second quarter of 2010. Excluding the Texas properties, production and property taxes remained relatively flat at $6.4 million in 2011 and $6.3 million in 2010.

        Transportation Expenses.    Transportation expenses increased $0.2 million (2%) to $9.3 million in 2011 from $9.1 million in 2010. In April 2010, a transportation contract became effective relating to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we paid a flat day rate, regardless of our usage of the barge, but had the ability to sub-charter the vessel when it is not in use transporting production from the South Ellwood field (see "—Other Revenues"). The increase in 2011 compared to 2010 was the result of the transportation contract being in place for the full year in 2011 compared to nine months in 2010.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense increased $7.3 million (9%) to $85.8 million in 2011 from $78.5 million in 2010. The increase is due to a higher depletion rate primarily due to higher amortizable bases at each of the quarterly periods in 2011 compared to 2010. DD&A expense on a per unit basis increased by $1.56 (13%) from $11.79 per BOE for 2010 to $13.35 per BOE for 2011.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $6.4 million in 2011 compared to $6.2 million in 2010.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Years Ended December 31,
	2010	2011
General and administrative costs	$52,052	$54,852
Share-based compensation costs	6,930	9,720
One-time severance costs	1,254	—
Special Committee-related costs	—	1,642
General and administrative costs capitalized	(22,682)	(27,028)

General and administrative expense	$37,554	$39,186

        G&A expense increased $1.6 million (4%) to $39.2 million in 2011 compared to $37.6 million in 2010. The overall increase in G&A costs was primarily due to (i) non-cash share-based compensation expense of $5.7 million (net of amount capitalized) charged to G&A in 2011 compared to $4.5 million (net of amount capitalized) in 2010, (ii) a higher annual bonus accrual for 2011 based on a higher level of achievement of specified bonus metrics in 2011, (iii) increased travel costs in 2011 and (iv) costs incurred of $1.6 million in 2011 related to the evaluation by the special committee of the board of directors of the Marquez Proposal. The increases were partially offset by (i) higher capitalization in 2011 as a result of an increased focus on onshore Monterey shale activities and other development related activity in 2011 (ii) one-time severance payments of $1.3 million in 2010 related to the sale of our Texas properties and the related closure of our Texas operations and (iii) a decrease in professional fees incurred in 2011 compared to 2010. Excluding the effect of the non-cash share-based compensation expense, special committee-related costs and one-time severance charges, G&A expense increased to $4.96 per BOE in 2011 from $4.78 per BOE in 2010.

        Interest Expense, Net.    Interest expense, net of interest income, increased $20.5 million (51%) to $61.1 million in 2011 from $40.6 million in 2010. The increase was primarily the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during 2010, averaged approximately 4.4% per annum during the year.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $2.3 million in 2011 compared to $2.4 million in 2010. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity prior to settlement resulted in an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. In 2010, we recognized an unrealized interest rate derivative loss of $13.7 million and a realized interest rate derivative loss of $18.1 million.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in 2011 of $1.4 million resulting from the repayment of our second lien term loan. The loss related primarily to the write off of unamortized deferred financing costs associated with the second lien term loan.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2011
Realized commodity derivative (gains) losses	$(53,501)	$(30,656)
Amortization of commodity derivative premiums	24,808	10,058
Unrealized commodity derivative (gains) losses for changes in fair value	(39,356)	(20,051)

Commodity derivative (gains) losses	$(68,049)	$(40,649)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both 2011 and 2010 reflect the settlement of contracts at prices below the relevant strike prices. In the fourth quarter of 2011, we settled all of our 2013 natural gas hedge contracts (except for basis swaps) which resulted in a non-recurring gain of $12.0 million, which is reflected in the 2011 realized commodity derivative (gains) losses. In the fourth quarter of 2010, we settled certain 2011 gas puts and collars which resulted in realized gains of $19.1 million and are reflected in the 2010 realized commodity derivative gains. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2008 through 2011. These losses and expected future taxable losses were a key consideration that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2010 and December 31, 2011 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. However, we continue to evaluate the existing evidence to determine the point at which we can conclude that it is more likely than not that we will be able to realize our net deferred tax assets and, as a result, reverse all or a portion of the valuation allowance. The income tax benefit for 2010 primarily relates to an increase in the estimated net operating loss carryback claims for the 2003 through 2005 tax years and a reduction in the amount owed for prior year state income taxes. Additionally, we amended prior year returns in 2010 for certain share based compensation matters, which will result in additional income tax refunds. Due to our valuation allowance, there was no income tax expense (benefit) recorded for the year ended December 31, 2011.

        Net Income (Loss).    Net income for 2011 was $62.3 million compared to net income of $67.5 million for 2010. The change between years is the result of the items discussed above.

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

        Other Revenues.    Other revenues increased by $1.4 million (42%) to $4.7 million in 2010 from $3.3 million in 2009. The increase is primarily due to a contract that became effective in April 2010, related to the double-hulled barge that transported oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allowed us to sub-charter the barge and retain the revenues from those activities. The increase in other revenues is the result of sub-charter activities in 2010.

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

        Transportation Expenses.    Transportation expenses increased $5.9 million (188%) to $9.1 million in 2010 from $3.2 million in 2009. On a per BOE basis, transportation expenses increased $0.95 per BOE, from $0.42 per BOE in 2009 to $1.37 per BOE in 2010. The increase is primarily due to the contract described in "—Other Revenues", related to the time-charter of a double-hulled barge to transport oil produced from our South Ellwood field. Under that contract we paid a flat day rate, regardless of our usage of the barge, but had the ability to sub-charter the vessel when it is not in use transporting production from the South Ellwood field (see "—Other Revenues"). We also incurred additional transportation costs from the use of a single-hulled barge during the transition period to the double-hulled barge, which was completed late in the fourth quarter of 2010.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $7.7 million (9%) to $78.5 million in 2010 from $86.2 million in 2009. The decrease is related to (i) a lower amortizable base in 2010 resulting from the application of the net proceeds from the sales of our Texas producing properties and (ii) lower production in 2010 compared to 2009. DD&A expense on a per unit basis increased by $0.33 (3%) from $11.46 per BOE for 2009 to $11.79 per BOE for 2010.

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

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Years Ended December 31,
	2009	2010
General and administrative costs	$58,135	$52,052
Share-based compensation costs	3,890	6,930
One-time severance costs	—	1,254
General and administrative costs capitalized	(25,086)	(22,682)

General and administrative expense	$36,939	$37,554

        G&A expense increased $0.7 million (2%) to $37.6 million in 2010 from $36.9 million in 2009. The overall increase in G&A costs was primarily due to increases resulting from: (i) lower capitalized G&A costs in 2010 compared to the amount capitalized in 2009 due to lower levels of drilling activity in the first quarter of 2010, (ii) one-time severance payments of $1.3 million in 2010 related to the sale of our Texas properties and the related closure of our Texas operations and (iii) non-cash share-based compensation expense of $4.5 million (net of amount capitalized) charged to G&A in 2010 compared to $2.1 million (net of amount capitalized) in 2009. We issued annual restricted stock awards in the first quarter of both 2010 and 2009. The fair value of the awards issued in the 2010 period was significantly greater than the grants in the 2009 period due to the increase in our stock price between the periods, which contributed to the increase in non-cash share-based compensation expense. These increases were partially offset by lower other general and administrative costs resulting from the closing of our Texas office and other G&A decreases. Excluding the effect of the non-cash share- based compensation expense and one-time severance charges, G&A expense increased to $4.78 per BOE in 2010 from $4.63 per BOE in 2009. The increase on a per unit basis is primarily the result of lower production levels in 2010 compared with 2009.

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

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both 2010 and 2009 reflect the settlement of contracts at prices below the relevant strike prices. In the first quarter of 2009, we unwound certain 2009 oil collars and certain 2009 gas puts which resulted in non-recurring gains of $7.7 million which are reflected in the 2009 realized commodity derivative gains. In the fourth quarter of 2010, we settled certain 2011 gas puts and collars which resulted in realized gains of $19.1 million which are reflected in the 2010 realized commodity derivative gains. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2008 through 2010. These losses were a key consideration that led us to provide a valuation allowance against our net deferred tax assets at December 31, 2009 and December 31, 2010 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized on future tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes. The current tax benefit for 2009 of $14.4 million reflects a reduction of prior year current tax expense (a $6.0 million benefit) and, due to the temporary five-year carryback period that became available in 2009, a carryback of net operating losses (a $8.4 million benefit). The income tax benefit we recorded for 2010 primarily relates to an increase in the estimated net operating loss carryback claims for the 2003 through 2005 tax years and a reduction in the amount owed for prior year state income taxes. Additionally, we amended prior year returns in 2010 for certain share based compensation matters, which will result in additional income tax refunds.

        Net Income (Loss).    Net income for 2010 was $67.5 million compared to net loss of $47.3 million for 2009. The change between years is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Cash provided by (used in) operating activities	$118,691	$160,673	$125,496
Cash provided by (used in) investing activities	(1,953)	(108,296)	(246,481)
Cash provided by (used in) financing activities	(116,510)	(47,772)	124,126

        Net cash provided by operating activities was $125.5 million in 2011 compared with $160.7 million in 2010 and $118.7 million in 2009. Cash flows from operating activities in 2011 as compared to 2010 were unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million (see "—Capital Resources and Requirements"), partially offset by higher realized oil prices during 2011. Cash flows from operating activities in 2010 as compared to 2009 were favorably impacted by increases in commodity prices, partially offset by decreased production.

        Net cash used in investing activities was $246.5 million in 2011 compared with net cash used of $108.3 million in 2010 and net cash used of $2.0 million in 2009. The primary investing activities in 2011 were $244.6 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in 2010 were $208.4 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by the receipt of $107.4 million in net cash proceeds from the sales of our Texas producing properties in the second quarter of 2010 and the sale of our Cat Canyon field in the fourth quarter of 2010. The primary investing activities in 2009 were $174.8 million in capital expenditures for our oil and gas exploration and development programs together with $21.3 million paid to acquire certain Sacramento Basin assets. These total expenditures of $196.1 million were offset by the receipt of $197.7 million in cash proceeds from the sale of our Hastings Complex in Texas.

        Net cash provided by financing activities was $124.1 million in 2011 compared to net cash used of $47.8 million in 2010 and net cash used of $116.5 million in 2009. The primary financing activities in 2011 were the two capital raising transactions we completed as described below in "—Capital Resources and Requirements". In conjunction with the capital raising transactions, we repaid (i) the outstanding principal of $455.3 million related to our second lien term loan and (ii) the outstanding balance of $45.0 million on our revolving credit facility. Additionally, subsequent to the completion of those transactions, we incurred net borrowings on our revolving credit facility of $43.0 million. The primary financing activities in 2010 were $22.9 million in net payments made on our revolving credit facility and $39.2 million of principal repayments on the second lien term loan, both of which were primarily funded by proceeds from the sales of our producing properties in Texas and our Cat Canyon field. The primary financing activities in 2009 were as follows: (i) we made net repayments of $77.2 million on our revolving credit facility and $5.5 million of principal payments on the second lien term loan, both of which were primarily funded with proceeds from the Hastings sale, (ii) we paid approximately $15.3 million in May 2009 to settle financed derivative premiums, (iii) in October 2009, we refinanced our 8.50% senior notes with the issuance of our 11.50% senior notes, which resulted in a principal repayment of $150 million and a premium payment of $3.3 million. We received cash of $142.5 million, net of the $7.5 million original issue discount, from the issuance of the 11.50% senior notes. We incurred $2.9 million in debt issuance costs related to the senior notes refinancing. Additionally, we incurred $1.9 million of debt issuance costs related to the third amendment and restatement of the agreement governing the revolving credit facility, which we entered into in December 2009.

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

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. We expect that our exploration, exploitation and development capital expenditures, which were $255 million in 2011, will be approximately $255 million in 2012. We expect to fund our 2012 capital expenditures budget primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. Additionally, we continue to pursue joint venture transactions related to our onshore Monterey shale acreage and potential sales of non-core assets. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Amended Revolving Credit Facility.    In April 2011, we entered into a fourth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants during 2012, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by a borrowing base, which is currently established at $200.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of February 14, 2012, we have $35.0 million outstanding under the facility and $161.2 million in available borrowing capacity, net of the outstanding balance and $3.8 million of outstanding letters of credit.

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

Commitments and Contingencies

        As of December 31, 2011, the aggregate amounts of contractually obligated payment commitments for the next five years were as follows (in thousands):

	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 years	Total(1)
Long-term debt(2)	$—	$—	$43,000	$643,958	$686,958
Interest on senior notes	61,625	123,250	123,250	107,123	415,248
Office, property and equipment leases	2,748	4,966	3,865	6,359	17,938

Total	$64,373	$128,216	$170,115	$757,440	$1,120,144

(1)
Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations. Our total asset retirement obligations were $92.5 million at December 31, 2011.

(2)
Amounts related to interest expense on our revolving credit facility is not included in the table above because the interest rate is variable. See "Capital Resources and Requirements" for a discussion of the terms related to the revolving credit facility. During the years ended December 31, 2009, 2010 and 2011, we incurred interest expense on the revolving credit facility of $1.4 million, $1.3 million and $0.5 million, respectively.

Off-Balance Sheet Arrangements

        At December 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reserve Estimates

        Our estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on the likelihood of recovery and estimates of the future net cash flows expected from them may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value and the rate of depletion of the oil and natural gas properties. For example, oil and natural gas price changes affect the estimated economic lives of oil and natural gas properties and therefore cause reserve revisions. Our December 31, 2011 estimate of net proved oil and natural gas reserves totaled 95.9 MMBOE. Had oil and natural gas prices been 10% lower as of the date of the estimate, our total oil and natural gas reserves would have been approximately 1% lower. In addition, our proved reserves are concentrated in a relatively small number of wells. At December 31, 2011, 35% of our proved reserves were concentrated in our 20 largest wells. As a result, any changes in proved reserves attributable to such individual wells could have a significant effect on our total reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

        We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and capitalized asset retirement costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves on a quarterly basis. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. For example, a 10% reduction in our estimated reserves as of December 31, 2011 would have resulted in an increase of approximately $1.38 per BOE in our average 2011 depletion expense rate. Costs associated with production and general corporate activities are expensed in the period incurred. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed, at least annually, for impairment either individually or on an aggregated basis to determine whether we are still actively pursuing the project and whether the project has been proven, either to have economic quantities of reserves or that economic quantities of reserves do not exist.

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

        Although we did not have ceiling test write downs during 2009, 2010 or 2011, we could be required to recognize impairments of oil and gas properties in future periods if market prices of oil and natural gas decline.

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

Income Tax Expense

        Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. We have recognized a valuation allowance against our net deferred taxes because we cannot conclude that it is more likely than not that the net deferred tax assets will be realized as a result of estimates of our future operating income based on current oil and natural gas commodity pricing. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, we consider the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead us to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; consistent, meaningful production and proved reserves from our onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

PV-10

        The pre-tax present value of future net cash flows, or PV-10, is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company's unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using the twelve-month arithmetic average of the first of the month prices without giving effect to hedging activities or future escalation, costs as of the date of estimate without future escalation, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of future net cash flows to PV-10 as of the dates shown (in thousands):

	December 31,
	2009(1)	2010(2)	2011(3)
Standardized measure of discounted future net cash flows	$692,805	$902,901	$1,364,146
Add: Present value of future income tax discounted at 10%	108,248	225,795	442,355

PV-10	$801,053	$1,128,696	$1,806,501

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

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted in note (1) above to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

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

        This section also provides information about our interest rate risk. See "—Interest Rate Risk."

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of December 31, 2011, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual NYMEX WTI (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
January 1 - December 31, 2012:
Collars(1)	6,500	$80.00/$118.15	13,400	$4.50/$5.25
Puts(1)	2,000	$60.00	37,300	$5.81
January 1 - December 31, 2013:
Collars(1)	3,900	$81.79/$113.59	—	$—

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the NYMEX WTI crude price index and the Brent crude price index. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our oil and natural gas basis swaps as of December 31, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	12,000	$0.21

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of December 31, 2011 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 - Dec 31, 12
Call (purchased)	Bank of Montreal	NYMEX	2,000	$121.10	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Jan 1 - Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Jan 1 - Dec 31, 12
Collar	Scotia Capital	NYMEX	1,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Jan 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	4,500	$7.28	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	500	$7.15	Jan 1 - Mar 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Apr 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Apr 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	1,500	$80.00/$110.00	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	1,400	$85.00/$120.00	Jan 1 - Dec 31, 13
Collar	BNP Paribas	NYMEX	1,000	$80.00/$110.00	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 - Dec 31, 13

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Credit Suisse	NYMEX	15,500	$6.00/$9.10	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	15,500	$9.10	Jan 1 - Dec 31, 12
Collar	Credit Suisse	NYMEX	14,000	$5.50/$8.00	Jan 1 - Dec 31, 12
Call (purchased)	Credit Suisse	NYMEX	14,000	$8.00	Jan 1 - Dec 31, 12
Collar	Scotia Capital	NYMEX	7,400	$4.50/$5.25	Jan 1 - Dec 31, 12
Collar	Key Bank	NYMEX	6,000	$4.50/$5.25	Jan 1 - Dec 31, 12
Put	RBS	NYMEX	7,800	$6.00	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	36,000	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Key Bank	PG&E Citygate	11,400	$0.275	Jan 1 - Dec 31, 12
Basis Swap	Credit Suisse	PG&E Citygate	12,000	$0.21	Jan 1 - Dec 31, 13

        Subsequent to December 31, 2011, we settled all of the natural gas derivative contracts that were outstanding at December 31, 2011 and realized a gain of $41.2 million. Additionally, we entered into the following commodity derivative contracts subsequent to December 31, 2011.

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Swap	Credit Suisse	NYMEX	17,500	$3.00	Apr 1 - Dec 31, 12
Swap	Key Bank	NYMEX	12,000	$3.00	Apr 1 - Dec 31, 12
Collar	Key Bank	NYMEX	24,000	$3.50/$3.96	Jan 1 - Dec 31, 13
Collar	Credit Suisse	NYMEX	18,600	$3.75/$4.42	Jan 1 - Dec 31, 14
Collar	Scotia Capital	NYMEX	15,000	$3.75/$5.00	Jan 1 - Dec 31, 15

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Scotia Capital	ICE Brent	700	$90.00/$122.70	Jan 1 - Dec 31, 13

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of December 31, 2011, the fair value of our commodity derivatives was a net asset of $48.2 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $0.4 million on our variable rate borrowings of $43.0 million related to our revolving credit facility as of December 31, 2011.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of December 31, 2011.

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

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is set forth in "Business and Properties—Executive Officers of the Registrant."

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report.

ITEM 15.    Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1.

Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of January 16, 2012, by and among Venoco, Inc., Denver Parent Corporation, Denver Merger Sub Corporation, and Timothy M. Marquez (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 17, 2012).
2.2
Voting Agreement, dated as of January 16, 2012, by and among the Marquez Trust, the Marquez Foundation and Venoco, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 17, 2012).
3.1	Restated Certificate of Incorporation of Venoco, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
3.2	Amended and Restated Bylaws of Venoco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Venoco, Inc. filed on September 5, 2008).

Exhibit Number	Exhibit
4.1	Indenture, dated as of October 7, 2009, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, relating to the 11.50% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 7, 2009).
4.2
Indenture, dated as of February 15, 2011, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, relating to the 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on February 16, 2011).
10.1
Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Venoco, Inc., the Guarantors identified therein, the Lenders party thereto, Bank of Montreal, as Administrative Agent, BMO Capital Markets, as Lead Arranger, The Bank of Nova Scotia and The Royal Bank of Scotland PLC, as Co-Syndication Agents and Key Bank National Association and Union Bank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on April 18, 2011).
10.2
Option Agreement, dated as of November 1, 2006, by and between TexCal Energy South Texas, L.P. and Denbury Onshore, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on November 9, 2006).
10.2.1
First Amendment to Option Agreement, by and between TexCal Energy South Texas, L.P. and Denbury Onshore, LLC, dated as of August 29, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on September 2, 2008).
10.3
Venoco, Inc. 2008 Employee Stock Purchase Plan, dated as of November 18, 2008, as amended as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Venoco, Inc. filed on March 5, 2009).
10.4	Venoco, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.4.1
Amendment No. 1 to the Venoco, Inc. 2000 Stock Incentive Plan, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on November 20, 2008).
10.4.2
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Pursuant to the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.4.3
Form of Non-Qualified Stock Option Agreement for Non-Executive Officer Employees Pursuant to the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
10.4.4
Form of Amendment to Nonqualified Stock Option Agreement Pursuant to the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on June 12, 2006).
10.4.5	Form of Bonus Payment Agreement Relating to the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on June 12, 2006).
10.5	Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on May 12, 2006).

Exhibit Number	Exhibit
10.5.1	Amendment No. 1 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 15, 2007).
10.5.2
Amendment No. 2 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Venoco, Inc. filed on November 20, 2008).
10.5.3
Amendment No. 3 to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 25, 2010).
10.5.4	Form of Non-Qualified Stock Option Agreement Pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K of Venoco, Inc. filed on May 12, 2006).
10.5.5
Form of Notice of Stock Award Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan and Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.8.4 to the Annual Report on Form 10-K of Venoco, Inc. filed on March 5, 2009).
10.5.6
2010 Form of Notice of Stock Award Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.6 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 25, 2010).
10.5.7	Venoco, Inc. Revised 2007 Long-Term Incentive Program. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 5, 2011).
10.6	Venoco, Inc. 2007 Senior Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 12, 2008).
10.7
Employment Agreement, dated as of March 1, 2005, by and between Venoco, Inc. and Timothy Marquez (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.8.1
Employment Agreement, dated as of March 1, 2005, by and between Venoco, Inc. and Terry Anderson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.8.2
Non-Qualified Stock Option Agreement, dated as of March 1, 2005, by and between Venoco, Inc. and Terry Anderson (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.9	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on July 12, 2006).
10.10
Employment Agreement, dated as of March 19, 2007, by and between Venoco, Inc. and Timothy A. Ficker (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 2, 2007).
10.11
Employment Agreement, dated January 16, 2012, by and between Ed O'Donnell and Venoco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 18, 2012).
10.12	Employment Agreement, dated January 15, 2012, by and between Mark DePuy and Venoco, Inc.

Exhibit Number	Exhibit
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 31, 2005).
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
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.3	Consent of DeGolyer & MacNaughton.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of DeGolyer & MacNaughton Regarding the Registrant's Reserves as of December 31, 2011 and Addendum thereto.
99.2	Non-Exclusive Aircraft Sublease Agreement, dated as of July 1, 2011, by and between Venoco, Inc. and TimBer, LLC.
101
The following financial information from the annual report on Form 10-K of Venoco, Inc. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
Name:	Timothy M. Marquez
Title:	Chairman and Chief Executive Officer
Date:	February 15, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2012
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	February 15, 2012
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2012
/s/ DONNA L. LUCAS Donna L. Lucas	Director	February 15, 2012
/s/ J. C. MCFARLAND J. C. McFarland	Director	February 15, 2012
/s/ JOEL L. REED Joel L. Reed	Director	February 15, 2012
/s/ M. W. SCOGGINS M. W. Scoggins	Director	February 15, 2012
/s/ MARK A. SNELL Mark A. Snell	Director	February 15, 2012
/s/ RICHARD S. WALKER Richard S. Walker	Director	February 15, 2012

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc. and subsidiaries
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venoco, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, effective December 31, 2009 the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Venoco, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 15, 2012

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc. and subsidiaries
Denver, Colorado

        We have audited Venoco, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Venoco, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Venoco, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Venoco, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 15, 2012

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares amounts)

	December 31,
	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,024	$8,165
Accounts receivable	29,602	30,017
Inventories	6,229	7,411
Other current assets	4,585	4,296
Income tax receivable	931	—
Commodity derivatives	26,407	47,768

Total current assets	72,778	97,657

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,734,190	1,971,499
Unproved	42,686	52,021
Accumulated depletion	(1,147,688)	(1,229,264)

Net oil and gas properties	629,188	794,256
Other property and equipment, net of accumulated depreciation and amortization of $16,588 and $16,176 at December 31, 2010 and December 2011, respectively	18,856	16,209

Net property, plant and equipment	648,044	810,465

OTHER ASSETS:
Commodity derivatives	21,462	3,242
Deferred loan costs	6,096	15,320
Other	2,543	3,060

Total other assets	30,101	21,622

TOTAL ASSETS	$750,923	$929,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,396	$53,098
Interest payable	5,538	21,854
Commodity and interest derivatives	33,483	2,490

Total current liabilities	84,417	77,442

LONG-TERM DEBT	633,592	686,958
COMMODITY AND INTEREST DERIVATIVES	23,430	308
ASSET RETIREMENT OBLIGATIONS	93,721	92,008

Total liabilities	835,160	856,716

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 56,241,672 and 61,596,405 shares issued and outstanding at December 31, 2010 and 2011, respectively)	562	616
Additional paid-in capital	348,573	443,470
Retained earnings (accumulated deficit)	(433,372)	(371,058)

Total stockholders' equity	(84,237)	73,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$750,923	$929,744

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2010	2011
REVENUES:
Oil and natural gas sales	$267,163	$290,608	$323,423
Other	3,331	4,684	5,355

Total revenues	270,494	295,292	328,778

EXPENSES:
Lease operating expense	95,213	84,255	94,100
Production and property taxes	10,128	6,701	6,376
Transportation expense	3,163	9,102	9,348
Depletion, depreciation and amortization	86,226	78,504	85,817
Accretion of asset retirement obligations	5,765	6,241	6,423
General and administrative, net of amounts capitalized	36,939	37,554	39,186

Total expenses	237,434	222,357	241,250

Income (loss) from operations	33,060	72,935	87,528
FINANCING COSTS AND OTHER:
Interest expense, net	40,984	40,584	61,113
Amortization of deferred loan costs	2,862	2,362	2,310
Interest rate derivative losses (gains), net	16,676	31,818	1,083
Loss on extinguishment of debt	8,493	—	1,357
Commodity derivative losses (gains), net	25,743	(68,049)	(40,649)

Total financing costs and other	94,758	6,715	25,214

Income (loss) before income taxes	(61,698)	66,220	62,314
INCOME TAXES:
Current	(6,000)	(9,700)	—
Deferred	(8,400)	8,400	—

Income tax provision (benefit)	(14,400)	(1,300)	—

Net income (loss)	$(47,298)	$67,520	$62,314

Earnings per common share:
Basic	$(0.93)	$1.23	$1.02
Diluted	$(0.93)	$1.21	$1.02
Weighted average common shares outstanding:
Basic	50,805	52,249	58,106
Diluted	50,805	53,018	58,236

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2009	2010	2011
Net income (loss)	$(47,298)	$67,520	$62,314
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX:
Hedging activities—Reclassification adjustments for settled contracts(1)	1,424	—	—

Other comprehensive income (loss)	1,424	—	—

Comprehensive income (loss)	$(45,874)	$67,520	$62,314

(1)
Net of income tax expense (benefit) of $899, $0 and $0 for the years ended December 31, 2009, 2010 and 2011, respectively.

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	51,549	$515	$319,336	$(453,594)	$(1,424)	$(135,167)
Comprehensive income:
Reclassification adjustment for settled contracts, net of tax	—	—	899	—	1,424	2,323
Issuance of stock for cash upon exercise of options	66	1	680	—	—	681
Issuance of restricted shares, net of cancellations	835	8	(8)	—	—	—
Share-based compensation	—	—	4,590	—	—	4,590
Issuance of common stock pursuant to Employee Stock Purchase Plan	63	1	359	—	—	360
Disgorgement of stock sale profits	—	—	15	—	—	15
Net income (loss)	—	—	—	(47,298)	—	(47,298)

BALANCE AT DECEMBER 31, 2009	52,513	525	325,871	(500,892)	—	(174,496)
Issuance of stock for cash upon exercise of options	2,103	21	14,262	—	—	14,283
Issuance of restricted shares, net of cancellations	1,598	16	(16)	—	—	—
Share-based compensation	—	—	8,080	—	—	8,080
Issuance of common stock pursuant to Employee Stock Purchase Plan	28	—	376	—	—	376
Net income (loss)	—	—	—	67,520	—	67,520

BALANCE AT DECEMBER 31, 2010	56,242	562	348,573	(433,372)	—	(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—	—
Share-based compensation	—	—	10,800	—	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	—	82,800
Stock issuance costs	—	—	(629)	—	—	(629)
Net income (loss)	—	—	—	62,314	—	62,314

BALANCE AT DECEMBER 31, 2011	61,596	$616	$443,470	$(371,058)	$—	$73,028

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,298)	$67,520	$62,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	86,226	78,504	85,817
Accretion of asset retirement obligations	5,765	6,241	6,423
Deferred income tax provision (benefit)	(8,400)	8,400	—
Share-based compensation	2,824	5,653	6,747
Amortization of deferred loan costs	2,862	2,362	2,310
Loss on extinguishment of debt	8,493	—	1,357
Amortization of bond discounts and other	479	734	677
Unrealized interest rate swap derivative (gains) losses	(1,803)	13,724	(40,064)
Unrealized commodity derivative (gains) losses and amortization of premiums and other comprehensive loss	96,496	(14,548)	(9,993)
Changes in operating assets and liabilities:
Accounts receivable	7,491	4,251	(415)
Inventories	(2,205)	(419)	(1,182)
Other current assets	81	(463)	112
Income tax receivable	(2,570)	2,185	931
Other assets	112	128	(517)
Accounts payable and accrued liabilities	(10,860)	(12,013)	18,178
Net premiums paid on derivative contracts	(19,002)	(1,586)	(7,199)

Net cash provided by operating activities	118,691	160,673	125,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(174,824)	(208,383)	(244,557)
Acquisitions of oil and natural gas properties	(22,794)	(4,112)	(253)
Expenditures for other property and equipment	(1,988)	(3,238)	(1,671)
Proceeds from sale of oil and natural gas properties	197,653	107,437	—

Net cash (used in) investing activities	(1,953)	(108,296)	(246,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	276,562	135,000	588,000
Principal payments on long-term debt	(388,907)	(197,035)	(535,311)
Payments for deferred loan costs	(5,221)	(396)	(12,669)
Proceeds from issuance of common stock	—	—	82,800
Stock issuance costs	—	—	(629)
Proceeds from stock incentive plans and other	1,056	14,659	1,935

Net cash provided by (used in) financing activities	(116,510)	(47,772)	124,126

Net (decrease) increase in cash and cash equivalents	228	4,605	3,141
Cash and cash equivalents, beginning of period	191	419	5,024

Cash and cash equivalents, end of period	$419	$5,024	$8,165

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$40,990	$39,402	$44,130
Cash paid (received) for income taxes	$(3,430)	$(11,753)	$(931)
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(14,968)	$5,138	$5,840
Write off of deferred loan costs related to refinancing of notes	$1,866	$—	$1,312

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

        The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under-deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over- and under- deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at December 31, 2010 and 2011.

        Other revenues primarily include pipeline revenues, barge sub-charter revenues and other miscellaneous revenues.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents    Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

        Accounts Receivable    The components of accounts receivable include the following (in thousands):

	December 31,
	2010	2011
Oil and natural gas sales related	$22,652	$26,498
Joint interest billings related	3,319	1,600
Other	4,431	2,719
Allowance for doubtful accounts	(800)	(800)

Total accounts receivable, net	$29,602	$30,017

        The Company's accounts receivable result primarily from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are dispersed among various customers and purchasers and most of the Company's significant purchasers are large companies with solid credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support the extension of credit. For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues. As of December 31, 2011, 63%, 18% and 3% of the total accounts receivable balance was receivable from the Company's three major customers.

        The following table provides the percentage of revenue derived from oil and natural gas sales to customers who comprise 10% or more of the Company's annual revenue (the customers in each year are not necessarily the same from year to year):

	Years Ended December 31,
	2009	2010	2011
Customer A	41%	57%	66%
Customer B	27%	26%	18%
Customer C	10%	—	—

        Inventories    Included in inventories are oil field materials and supplies, stated at the lower of cost or market, cost being determined by the first-in, first-out method.

        Accounting Pronouncements Regarding Oil and Natural Gas Resources    In December 2008, the SEC published revised rules regarding oil and gas reserves reporting requirements. Key elements of the revised rules include a change in the pricing used to estimate reserves at period end, optional disclosure of probable and possible reserves and additional disclosure requirements. The rules also revised the prices used for reserves in determining depletion and the full cost ceiling test from a period end price to a twelve month average of the first day of the month prices.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2010, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which amended existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules discussed above. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The revised SEC rules and the ASU amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments. Application of the amended guidance resulted in changes to the prices used to determine proved reserves at December 31, 2009 compared to prior periods, which did not result in significant changes to our oil and natural gas reserves.

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

        Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2009, 2010 and 2011 was $81.3 million, $74.1 million, and $81.6 million, respectively ($10.80, $11.13 and $12.69, respectively, per equivalent barrel of oil).

        Unproved property costs not subject to amortization consist primarily of leasehold costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company will continue to evaluate these properties and costs which will be transferred into the amortization base as the undeveloped areas are tested. The Company transferred $9.7 million, $13.7 million, and $10.4 million of unproved costs into the amortization base in 2009, 2010 and 2011, respectively, due to impairment, development of acreage or placement of assets into service. No interest costs were capitalized in 2009, 2010 or 2011 because the Company did not have any unusually significant investments in unproved properties that qualify for interest capitalization.

        In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The Company did not record an impairment of oil and natural gas properties in 2009, 2010 or 2011, however, the Company could be required to recognize impairments of oil and natural gas properties in future periods if market prices of oil and natural gas decline.

        General and Administrative Expenses    Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with acquisition, exploration and development activities. These capitalized costs include salaries, employee benefits, costs

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $25.1 million, $22.7 million and $27.0 million directly related to its acquisition, exploration and development activities during 2009, 2010 and 2011, respectively.

        Other Property and Equipment    Other property and equipment, which includes buildings, drilling equipment, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2009, 2010 and 2011 was $4.9 million, $4.4 million and $4.2 million, respectively.

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

        Deferred Loan Costs    Deferred loan costs, included in Other Assets, are amortized over the estimated lives of the related obligations using the effective interest method.

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

        Income Taxes    Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

enactment date. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance if management believes that it is more likely than not that some portion or all of the net deferred tax assets will not be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.

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

	Years Ended December 31,
	2009	2010	2011
Dilutive	—	4,539	3,194
Anti-dilutive	4,914	474	502

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Years Ended December 31,
	2009	2010	2011
Net income (loss)	$(47,298)	$67,520	$62,314
Allocation of net income to unvested restricted stock	—	(3,177)	(2,900)

Net earnings (loss) attributable to common stock	$(47,298)	$64,343	$59,414

Basic weighted average common shares outstanding	50,805	52,249	58,106
Add: dilutive effect of stock options	—	769	130

Diluted weighted average common shares outstanding	50,805	53,018	58,236

Basic earnings per common share	$(0.93)	$1.23	$1.02
Diluted earnings per common share	$(0.93)	$1.21	$1.02

        Stock-Based Compensation    Stock-based compensation is measured at the estimated grant date fair value of the awards and is recognized over the requisite service period (usually the vesting period). The Company estimates forfeitures in calculating the cost related to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered. A market condition is not considered to be a vesting condition with respect to compensation expense. Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

        Recently Issued Accounting Standards    In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current U.S. GAAP fair value measurement and disclosure guidance, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The authoritative guidance is effective for interim and annual periods beginning after December 15, 2011. The ASU is not expected to have a significant impact on the Company's financial statements, other than additional disclosures.

        Recent Events—On August 26, 2011, the Company's board of directors received a proposal from its chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is the beneficial owner of approximately 50.3% of Venoco's common stock. The Company's board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. On January 16, 2012, the Company announced that it had entered into a definitive merger agreement with Mr. Marquez pursuant to which he will acquire all shares of which he is not the beneficial owner for $12.50 per share in cash. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of the unaffiliated shareholders) and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that it will be consummated.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

2. ACQUISITIONS AND SALES OF PROPERTIES

        Sales of Texas Assets.    In April 2010, the Company signed certain Purchase and Sale Agreements ("PSAs") to divest its producing properties in Texas ("Texas Sales") for $98.1 million (after closing adjustments and related expenses). The PSAs covered the Company's interests in the Manvel field, the Company's overriding royalty interest in the Hastings Complex and its other oil and natural gas producing properties in the Texas Gulf Coast. The sales closed in a series of transactions in the second quarter of 2010 and involved multiple purchasers, including Denbury Resources, Inc. ("Denbury"), which purchased the overriding royalty interest in the Hastings Complex. The Company used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan then in place. The Company did not recognize a gain or loss for financial reporting purposes on the sale in accordance with the full cost method of accounting, but recorded the proceeds from the Texas Sales as a reduction to the capitalized cost of its oil and natural gas properties. As a result of the Texas Sales, the Company no longer has any interests in producing oil and natural gas properties in Texas. The Company did, however, retain its 22.3% reversionary working interest in the Hastings Complex as described below.

        Hastings Complex Sale.    In February 2009, the Company completed the sale of its principal interests in the Hastings Complex to Denbury for approximately $197.7 million. As a result of the sale, the Company repaid all amounts then outstanding under the revolving credit facility and $5.5 million of the outstanding principal balance on the second lien term loan facility then in place. The proceeds from the Hastings Complex sale were applied as a reduction of capitalized costs of oil and natural gas properties.

        As a result of the sale, Denbury committed to a development plan related to a CO2 enhanced recovery project that requires it to make minimum capital expenditures in the amount of $178.7 million by the end of 2014. The Company retained an overriding royalty interest of 2.0% in the production from the properties, which, as described above, was subsequently sold to Denbury in the second quarter of 2010. In addition, the Company has the right to back-in to a working interest of approximately 22.3% in the Hastings Complex after Denbury recoups certain costs related to the CO2 project.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31,
	2010	2011
Revolving credit agreement due March 2016	$35,000	$43,000
Second lien term loan due May 2014	455,311	—
11.50% senior notes due October 2017 (face value $150,000)	143,281	143,958
8.875% senior notes due February 2019 (face value $500,000)	—	500,000

Total long-term debt	633,592	686,958
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$633,592	$686,958

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

3. LONG-TERM DEBT (Continued)

        Revolving credit facility.    In April 2011, the Company entered into a fourth amended and restated credit agreement which increased the size of its revolving credit facility from $300 million to $500 million. The facility has a maturity date of March 31, 2016. The borrowing base (currently established at $200 million) is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the Bank of Montreal's announced base rate, (y) the overnight federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 0.75% to 1.75%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 1.75% to 2.75%, based upon utilization. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities and debt to adjusted EBITDA.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets.

        As of February 14, 2012, the Company had $35.0 million outstanding on the facility and had available borrowing capacity of $161.2 million under the facility, net of the outstanding balance and $3.8 million in outstanding letters of credit.

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

        In February 2011, the Company issued $500 million in 8.875% senior notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, the Company repaid in full the outstanding principal balance of $455.3 million on the second lien term loan, plus accrued interest of $1.6 million. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. The Company may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, the Company may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

3. LONG-TERM DEBT (Continued)

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

        The Company was in compliance with all debt covenants at December 31, 2011.

        Scheduled annual maturities of long-term debt outstanding as of December 31, 2011 were as follows (in thousands):

Year Ending December 31 (in thousands):
2012	$—
2013	—
2014	—
2015	—
2016	43,000
Thereafter	643,958

$686,958

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At December 31, 2011, the balance of unamortized net derivative premiums paid was $12.4 million, of which $11.4 million and $1.0 million will be amortized in 2012 and 2013, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Realized commodity derivative losses (gains)	$(68,429)	$(53,501)	$(30,656)
Amortization of commodity derivative premiums	22,661	24,808	10,058
Unrealized commodity derivative losses (gains) for changes in fair value	71,511	(39,356)	(20,051)

Commodity derivative losses (gains), net	$25,743	$(68,049)	$(40,649)

        During the fourth quarter of 2011, the Company unwound its existing 2013 natural gas collars and puts and received $12.0 million. The gain recognized is included in realized commodity derivative losses (gains).

        As of December 31, 2011, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

differential between the agreement price and the actual NYMEX WTI ("WTI") (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
January 1 - December 31, 2012:
Collars(1)	6,500	$80.00/$118.15	13,400	$4.50/$5.25
Puts(1)	2,000	$60.00	37,300	$5.81
January 1 - December 31, 2013:
Collars(1)	3,900	$81.79/$113.59	—	$—

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and the Inter-Continental Exchange Brent crude price index ("Brent"). Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. Recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked more closely with Brent prices than to WTI. The oil basis swaps the Company has entered into attempt to fix the current premium Southern California indexes are realizing relative with WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of the Company's natural gas is sold. The Company's oil and natural gas basis swaps as of December 31, 2011 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
January 1 - December 31, 2012	Brent Crude	7,630	$6.90	PG&E Citygate	47,400	$0.28
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	12,000	$0.21

        Subsequent to December 31, 2011, the Company unwound all of its 2012 natural gas collars and puts and its 2012 and 2013 natural gas basis swaps, for which it received $41.2 million. The Company also entered into the following commodity derivative contracts subsequent to December 31, 2011:

  •
  Natural gas swaps at $3.00 (NYMEX) on 29,500 MMBtu per day, effective April 1 through December 31, 2012

  •
  Natural gas collar at $3.50/$3.96 (NYMEX) on 24,000 MMBtu per day, effective calendar 2013

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

  •
  Natural gas collar at $3.75/$4.42 (NYMEX) on 18,600 MMBtu per day, effective calendar 2014

  •
  Natural gas collar at $3.75/$5.00 (NYMEX) on 15,000 MMBtu per day, effective calendar 2015

  •
  Oil collar at $90.00/$122.70 (Brent) on 700 Bbls per day, effective calendar 2013

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

        The components of interest rate derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Realized interest rate derivative losses (gains)	$18,479	$18,094	$41,147
Unrealized interest rate derivative losses (gains)	(1,803)	13,724	(40,064)

Interest rate derivative losses (gains), net	$16,676	$31,818	$1,083

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2010 and 2011 are summarized below. The net fair value of the Company's derivatives changed by $57.2 million from a net liability of $9.0 million at December 31, 2010 to a net asset of $48.2 million at December 31, 2011, primarily due (i) settlement of the interest rate swaps in February 2011, (ii) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (iii) settlement of commodity derivative positions during the current period and (iv) changes to the Company's commodity derivative portfolio during 2011. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31,
	2010	2011
Current Assets—Commodity derivatives:
Oil derivative contracts	$95	$6,190
Gas derivative contracts	26,312	41,578

	26,407	47,768

Other Assets—Commodity derivatives:
Oil derivative contracts	—	3,230
Gas derivative contracts	21,462	12

	21,462	3,242

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(8,039)	(2,490)
Gas derivative contracts	(6,890)	—
Interest rate derivative contracts	(18,554)	—

	(33,483)	(2,490)

Commodity and interest derivatives:
Oil derivative contracts	(1,921)	(308)
Gas derivative contracts	—	—
Interest rate derivative contracts	(21,509)	—

	(23,430)	(308)

Net derivative asset (liability)	$(9,044)	$48,212

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2011 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of December 31, 2011
Assets (Liabilities):
Commodity derivative contracts	$—	$51,010	$—	$51,010
Commodity derivative contracts	—	(2,798)	—	(2,798)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

5. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$35,000	$35,000	$43,000	$43,000
Second lien term loan	455,311	434,253	—	—
11.50% senior notes	143,281	162,000	143,958	154,500
8.875% senior notes	—	—	500,000	455,000

6. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations when incurred by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

        The following table summarizes the activities for the Company's asset retirement obligations for the years ended December 31, 2010 and 2011 (in thousands):

	2010	2011
Asset retirement obligations at beginning of period	$92,985	$94,221
Revisions of estimated liabilities	(3,016)	(13,353)
Liabilities incurred or acquired	5,552	5,556
Liabilities settled	(1,078)	(339)
Disposition of properties	(6,463)	—
Accretion expense	6,241	6,423

Asset retirement obligations at end of period	94,221	92,508
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(500)

Long-term asset retirement obligations	$93,721	$92,008

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The revisions of $13.4 million for 2011 primarily relate to updated estimated useful lives of certain of the Company's offshore platforms and support facilities. In particular, reserve lives for the South Ellwood field were extended in connection with the approval of the common carrier pipeline that transports oil from the field to refiners and replaced the use of a barge. The 2010 revisions primarily relate to updated estimates for expected cash outflows and changes in the timing of obligations.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

7. INCOME TAXES

        The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

        The Company's income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
	2009	2010	2011
Current:
Federal	$(3,550)	$(9,400)	$—
State	(2,450)	(300)	—

	(6,000)	(9,700)	—

Deferred:
Federal	(8,400)	8,400	—
State	—	—	—

	(8,400)	8,400	—

Total income tax provision (benefit)	$(14,400)	$(1,300)	$—

        A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 35% to the Company's income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Income tax expense (benefit) at federal statutory rate	$(21,594)	$23,177	$21,810
State income taxes	(1,864)	2,328	2,392
Other	2,103	(286)	(1,200)
Valuation allowance	6,955	(26,519)	(23,002)

	$(14,400)	$(1,300)	$—

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

7. INCOME TAXES (Continued)

        The components of deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2010	2011
Deferred income tax assets:
Oil and gas properties	$50,978	$11,401
Net operating losses	66,459	101,939
Unrealized interest rate swap losses	15,431	—
Bad debts	132	132
Accrued liabilities	1,297	1,957
Share-based compensation	—	970
Charitable contributions	2,053	2,547
State tax benefit	171	169
Alternative minimum tax credits	9,901	10,585
Valuation allowance	(137,381)	(114,379)

	9,041	15,321
Deferred income tax liabilities:
Unrealized commodity derivative gains	(6,116)	(13,955)
Share-based compensation	(1,607)	—
Prepaid expenses	(1,318)	(1,366)

	(9,041)	(15,321)

Net deferred income tax assets (liabilities)	—	—

Net current deferred tax asset	—	—

Noncurrent deferred tax asset	$—	$—

        The Company has net operating loss carryovers as of December 31, 2011 of $295.7 million for federal income tax purposes and $265.0 million for financial reporting purposes. The difference of $30.7 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2031.

        The Company incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2008 through 2011. These losses and expected future taxable losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets of $114.4 million as of December 31, 2011, since it cannot conclude that it is more likely than not that $114.4 million of the net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; consistent, meaningful production and proved

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

7. INCOME TAXES (Continued)

reserves from the Company's onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

        The Company's federal income tax returns for the 2003 through 2008 tax years have been examined by the U.S. Internal Revenue Service ("IRS") with minimal disallowed deductions resulting from the examinations. As part of that process with the IRS, the Company carried back net operating losses ("NOL") to tax years 2003 through 2005, which resulted in federal tax refunds of $8.6 million. The 2009 through 2011 tax years remain open to examination by the IRS.

        During the third quarter of 2010, the California Franchise Tax Board ("FTB") completed an examination of the Company's 2003 and 2004 California income tax returns. No adjustments resulted from this examination other than adjustments related to the finalization of the federal examinations discussed above, which the Company had previously provided for in its liability for uncertain state tax positions. The 2007 through 2011 tax years remain open to examination by the various state jurisdictions.

        Due to the finalization of the 2003 through 2008 IRS examinations, the NOL carryback claims filed with the IRS and the finalization of the 2003 and 2004 FTB examinations, the Company believes that it has no liability for uncertain tax positions.

8. CAPITAL STOCK

        The Company had 65.6 million shares of common stock issued or reserved for issuance at December 31, 2011. At December 31, 2011, the Company had 61.6 million common shares issued and outstanding, of which 2.8 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At December 31, 2011, the Company had approximately 0.8 million options outstanding and 2.8 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

        During the first quarter of 2011, the Company sold 4.6 million shares of common stock in a public offering at $18.75 per share and received approximately $82.2 million in net proceeds, after underwriting discounts and estimated expenses.

9. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of December 31, 2011, there are a total of 846,055 options outstanding with a weighted average exercise price of $13.53 ($6.00 to $20.00), all of which have vested. The options typically have a maximum life of 10 years.

        As of December 31, 2011, there were a total of 2,815,244 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 1,070,495 shares granted to its CEO. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

9. SHARE-BASED PAYMENTS (Continued)

to the date of grant. The vesting of 1,845,147 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The weighted average fair value of 496,846 awards with market conditions granted in February 2011 was estimated to be $17.83 per share. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. The Company's total shareholder return for the measurement period of December 31, 2010 through December 31, 2011 was below the minimum threshold, therefore, none of the market based restricted shares will vest for this measurement period.

        As of December 31, 2011, there was $16.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted average period of 2.6 years. All compensation cost related to stock options has been recognized.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
General and administrative expense	$3,890	$6,930	$9,720
Oil and natural gas production expense	700	1,150	1,080

Total share-based compensation costs	4,590	8,080	10,800

Less: share-based compensation costs capitalized	(1,766)	(2,427)	(4,053)

Share-based compensation expensed	$2,824	$5,653	$6,747

        The following summarizes the Company's stock option activity for the years ended December 31, 2009, 2010 and 2011:

	Years Ended December 31,
	2009		2010		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options(1)
							(in thousands)
Outstanding, start of period	3,504,263	$9.16	3,301,903	$8.92	1,093,758	$13.07
Granted	—	—	—	—	—	—
Exercised	(66,560)	$10.23	(2,103,195)	$6.79	(185,753)	$9.69
Cancelled	(135,800)	$11.46	(104,950)	$8.50	(61,950)	$19.26

Outstanding, end of period	3,301,903	$8.92	1,093,758	$13.07	846,055	$13.53	$60

Exercisable, end of period	3,128,153	$8.50	1,045,258	$12.90	846,055	$13.53	$60

(1)
The intrinsic value is the amount by which the market value of the underlying stock, as of the date outstanding, exceeds the exercise price of in-the-money options.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

9. SHARE-BASED PAYMENTS (Continued)

        Additional information related to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$6.00–$7.33	77,500	3.2	$6.00	77,500	3.2	$6.00
$8.00–$8.68	137,275	3.3	$8.00	137,275	3.3	$8.00
$10.67–$14.97	235,000	4.4	$12.72	235,000	4.4	$12.72
$15.00–$20.00	396,280	5.1	$17.39	396,280	5.1	$17.39

	846,055	4.4	$13.53	846,055	4.4	$13.53

        The aggregate intrinsic value of options exercised in 2009, 2010 and 2011 was $0.2 million, $23.3 million and $2.2 million, respectively.

        The Company had 48,500 unvested option awards outstanding on January 1, 2011 with a weighted average grant date fair value of $7.48 per award, all of which vested during the year.

        The following summarizes the Company's unvested restricted stock award activity for the years ended December 31, 2009, 2010 and 2011.

	Years Ended December 31,
	2009		2010		2011
Non-vested restricted stock	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	851,545	$12.65	1,594,156	$7.20	2,603,250	$9.70
Granted	895,376	$2.94	1,860,435	$11.81	793,831	$17.01
Vested	(92,410)	$13.82	(589,134)	$9.10	(330,480)	$10.85
Forfeited	(60,355)	$10.86	(262,207)	$10.75	(251,357)	$12.83

Non-vested, end of period	1,594,156	$7.20	2,603,250	$9.70	2,815,244	$11.35

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

10. RELATED PARTY TRANSACTIONS

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

10. RELATED PARTY TRANSACTIONS (Continued)

        The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by the Company's Chief Executive Officer, Timothy Marquez, and his wife. Through December 31, 2011, the Company has incurred approximately $1.2 million of costs related to the agreement, of which $1.1 million remains in accounts payable and accrued liabilities on the Company's balance sheet at December 31, 2011.

11. COMMITMENTS

        Leases—The Company has entered into lease agreements for office space, an office building, and a parcel of land adjacent to Ellwood pier used for pier access. As of December 31, 2011, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $2.7 million in 2012, $2.9 million in 2013, $2.1 million in 2014, $1.9 million in 2015, $2.0 million in 2016 and $6.4 million thereafter. Net rent expense incurred for office space and the office building was $3.8 million, $2.5 million and $2.3 million in 2009, 2010 and 2011, respectively.

12. CONTINGENCIES

  Beverly Hills Litigation

        Between June 2003 and April 2005, six lawsuits were filed against the Company and certain other energy companies in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date. There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company have not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2012. The Company vigorously defended the actions, and will continue to do so until they are resolved. Certain defendants and related parties have made claims for indemnity which the Company is disputing. The Company cannot predict the cost of indemnity obligations at the present time.

        One of the Company's insurers currently is paying for the defense of these lawsuits under a reservation of its rights. If the insurer ceases to provide such defense and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of its policies applies, the Company will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

        Based on the information known to the Company to date, the Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined not to be applicable, their impact on the Company's results of operations, financial position and/or liquidity could be material.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

12. CONTINGENCIES (Continued)

  State Lands Commission Royalty Litigation

        In November 2011, the California State Lands Commission (SLC) filed suit against the Company in Santa Barbara County alleging that the Company underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The case has since been removed to Los Angeles County, California. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether the Company is entitled to deduct the cost of transporting oil from the South Ellwood Field to the point of sale in calculating the royalty. With respect to the oil price, the Company has paid royalties based on the price the Company actually received in arms-length transactions. The SLC contends that the Company should be paying royalties based on the higher of the price actually received and the highest "posted price" for oil sold in the Midway Sunset field, near Bakersfield, California. With respect to the deduction of transportation costs, the Company believes that state law allows the Company to adjust the sale price to reflect the cost of delivering the oil from the field to the point of sale. Based on its review of the SLC's contentions, audit records and additional historical records, the Company believes that it may have overpaid royalties on oil and gas production during the period in question and may be owed a refund of such overpayments. The Company believes the position of the SLC is without merit and the Company intends to vigorously contest the suit and to enforce its right to receive a refund of royalties it may have overpaid. The Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued.

  Delaware Litigation

        On August 26, 2011, Timothy Marquez, the Chairman and CEO of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he does not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. A fifth lawsuit filed in 2011, also in the Delaware Court of Chancery, named only Mr. Marquez as a defendant. On January 16, 2012, the Company announced it had entered into a merger agreement with Mr. Marquez and certain of his affiliates pursuant to which, at closing, each of the shareholders other than Mr. Marquez and his affiliates would receive $12.50 for each share of Company stock (the "Merger"). Following announcement of the merger agreement, three additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. Each action seeks certification as a class action. Plaintiffs in both the Delaware and Colorado actions challenge the Merger and allege, among other things, that the consideration to be paid is inadequate. The complaints seek, among other relief, to enjoin defendants from consummating the Merger and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. The Company has reviewed the allegations contained in the complaints and believes they are without merit.

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2010 and 2011 (in thousands, except per share data):

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Year Ended December 31, 2010:
Revenues	$82,756	$70,058	$70,412	$72,066
Income (loss) from operations	27,638	12,402	15,956	16,939
Net income (loss)	43,988	3,709	15,388	4,435
Basic earnings per common share	$0.83	$0.07	$0.28	$0.08
Diluted earnings per common share	$0.81	$0.07	$0.28	$0.08

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Year Ended December 31, 2011:
Revenues	$79,190	$87,289	$78,931	$83,368
Income (loss) from operations	20,870	30,035	14,819	21,804
Net income (loss)	(23,925)	19,023	36,794	30,422
Basic earnings per common share	$(0.43)	$0.31	$0.60	$0.49
Diluted earnings per common share	$(0.43)	$0.31	$0.60	$0.49

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following information concerning the Company's natural gas and oil operations has been provided pursuant to the FASB guidance regarding Oil and Gas Reserve Estimation and Disclosures. At December 31, 2011, the Company's oil and natural gas producing activities were conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2009, 2010 and 2011 were prepared by DeGolyer and MacNaughton, independent petroleum reserve engineers.

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2009	2010	2011
	(in thousands)
Unevaluated properties(1)	$31,934	$42,686	$52,021
Properties subject to amortization	1,640,967	1,734,190	1,971,499

Total capitalized costs	1,672,901	1,776,876	2,023,520
Accumulated depreciation, depletion and amortization	(1,073,664)	(1,147,688)	(1,229,264)

Net capitalized costs	$599,237	$629,188	$794,256

(1)
Unevaluated costs represent amounts the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within three years.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

Capitalized Costs Incurred

        Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2009, 2010 and 2011 include capitalized general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $25.1 million, $22.7 million and $27.0 million, respectively. Costs incurred also include asset retirement costs of $6.6 million, $(5.0) million and $(7.8) million during the years ended December 31, 2009, 2010 and 2011, respectively.

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Property acquisition and leasehold costs:
Unevaluated property	$8,972	$22,673	$17,772
Proved property	22,784	1,048	1,636
Exploration costs	61,547	88,966	131,394
Development costs	97,782	102,283	96,176

Total costs incurred	$191,085	$214,970	$246,978

Estimated Net Quantities of Natural Gas and Oil Reserves

        In January 2010, the FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules regarding oil and gas reserve reporting requirements. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies were not required to change prior period presentation to conform to the amendments. Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009 compared to prior periods, which did not result in a significant change to the Company's proved oil and natural gas reserves.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

        The following table sets forth the Company's net proved reserves, including changes, proved developed reserves and proved undeveloped reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2009, 2010 and 2011.

	Crude Oil, Liquids and Condensate (MBbls)			Natural Gas (MMcf)
	2009(1)	2010(2)	2011(3)	2009(1)	2010(2)	2011(3)
Beginning of the year reserves	58,159	51,966	42,571	236,166	278,082	255,163
Revisions of previous estimates	3,723	(1,783)	5,857	7,965	(12,097)	(30,047)
Extensions and discoveries(4)	874	—	1,426	38,532	27,749	89,231
Purchases of reserves in place	—	53	—	20,548	—	400
Production	(3,402)	(2,792)	(2,441)	(24,748)	(23,196)	(23,923)
Sales of reserves in place	(7,388)	(4,873)	—	(381)	(15,375)	—

End of year reserves	51,966	42,571	47,413	278,082	255,163	290,824

Proved developed reserves:
Beginning of year	34,468	29,309	22,270	107,418	126,671	122,928
End of year	29,309	22,270	25,131	126,671	122,928	141,806
Proved undeveloped reserves:
Beginning of year	23,691	22,657	20,301	128,749	151,411	132,235
End of year	22,657	20,301	22,282	151,411	132,235	149,018

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

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted in note (1) above to arrive at prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(4)
Extensions for the years ended December 31, 2009, 2010 and 2011 include 32,001 MMcf, 27,749 MMcf and 89,031 MMcf, respectively, resulting from the Company's infill program in the Sacramento Basin.

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

          (2)   The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves for reserves as of December 31, 2009, 2010 and 2011.

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

	As of December 31,
	2009	2010	2011
	(in thousands)
Future cash inflows	$3,682,214	$4,037,386	$5,810,038
Future production costs	(1,490,694)	(1,348,007)	(1,673,857)
Future development and abandonment costs	(676,801)	(620,073)	(672,072)
Future income taxes	(229,549)	(462,093)	(946,166)

Future net cash flows	1,285,170	1,607,213	2,517,943
10% annual discount for estimated timing of cash flows	(592,365)	(704,312)	(1,153,797)

Standardized measure of discounted future net cash flows	$692,805	$902,901	$1,364,146

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

        The following table summarizes changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Beginning of the year	$610,096	$692,805	$902,901
Changes in prices and production costs	214,179	465,538	473,194
Revisions of previous quantity estimates	59,878	(65,495)	19,096
Changes in future development costs	(11,270)	11,724	84,061
Development costs incurred during the period	49,194	50,740	28,771
Extensions, discoveries and improved recovery, net of related costs	47,177	55,269	258,317
Sales of oil and natural gas, net of production costs	(158,659)	(190,550)	(213,599)
Accretion of discount	61,011	84,065	112,718
Net change in income taxes	(101,663)	(117,547)	(216,559)
Sale of reserves in place	(55,600)	(71,765)	—
Purchases of reserves in place	15,737	1,144	378
Production timing and other	(37,275)	(13,027)	(85,132)

End of year	$692,805	$902,901	$1,364,146

15. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of December 31, 2011. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$—	$—	$—	$8,165
Accounts receivable	29,492	137	388	—	30,017
Inventories	7,411	—	—	—	7,411
Other current assets	4,296	—	—	—	4,296
Commodity derivatives	47,768	—	—	—	47,768

TOTAL CURRENT ASSETS	97,132	137	388	—	97,657

PROPERTY, PLANT & EQUIPMENT, NET	980,041	(184,110)	14,534	—	810,465
COMMODITY DERIVATIVES	3,242	—	—	—	3,242
INVESTMENTS IN AFFILIATES	529,494	—	—	(529,494)	—
OTHER	18,320	60	—	—	18,380

TOTAL ASSETS	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$—	$—	$—	$53,098
Interest payable	21,854	—	—	—	21,854
Commodity and interest derivatives	2,490	—	—	—	2,490

TOTAL CURRENT LIABILITIES:	77,442	—	—	—	77,442

LONG-TERM DEBT	686,958	—	—	—	686,958
COMMODITY AND INTEREST DERIVATIVES	308	—	—	—	308
ASSET RETIREMENT OBLIGATIONS	89,604	1,733	671	—	92,008
INTERCOMPANY PAYABLES (RECEIVABLES)	700,889	(652,294)	(48,595)	—	—

TOTAL LIABILITIES	1,555,201	(650,561)	(47,924)	—	856,716

TOTAL STOCKHOLDERS' EQUITY	73,028	466,648	62,846	(529,494)	73,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$321,813	$1,610	$—	$—	$323,423
Other	4,963	56	4,560	(4,224)	5,355

Total revenues	326,776	1,666	4,560	(4,224)	328,778

EXPENSES:
Lease operating expense	92,402	54	1,644	—	94,100
Production and property taxes	6,581	(336)	131	—	6,376
Transportation expense	13,220	—	—	(3,872)	9,348
Depletion, depreciation and amortization	86,069	104	(356)	—	85,817
Accretion of asset retirement obligations	6,231	129	63	—	6,423
General and administrative, net of amounts capitalized	39,069	1	468	(352)	39,186

Total expenses	243,572	(48)	1,950	(4,224)	241,250

Income from operations	83,204	1,714	2,610	—	87,528

FINANCING COSTS AND OTHER:
Interest expense, net	65,324	—	(4,211)	—	61,113
Amortization of deferred loan costs	2,310	—	—	—	2,310
Interest rate derivative losses, net	1,083	—	—	—	1,083
Loss on extinguishment of debt	1,357	—	—	—	1,357
Commodity derivative losses (gains), net	(40,649)	—	—	—	(40,649)

Total financing costs and other	29,425	—	(4,211)	—	25,214

Equity in subsidiary income	5,292	—	—	(5,292)	—

Income (loss) before income taxes	59,071	1,714	6,821	(5,292)	62,314
Income tax provision (benefit)	(3,243)	651	2,592	—	—

Net income (loss)	$62,314	$1,063	$4,229	$(5,292)	$62,314

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$88,414	$23,804	$6,473	$—	$118,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(160,069)	(12,699)	(2,056)	—	(174,824)
Acquisitions of oil and natural gas properties	(22,794)	—	—	—	(22,794)
Expenditures for property and equipment and other	(1,802)	(186)	—	—	(1,988)
Proceeds from sale of oil and natural gas properties	—	197,653	—	—	197,653

Net cash provided by (used in) investing activities	(184,665)	184,768	(2,056)	—	(1,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	212,989	(208,572)	(4,417)	—	—
Proceeds from long-term debt	276,562	—	—	—	276,562
Principal payments on long-term debt	(388,907)	—	—	—	(388,907)
Payments for deferred loan costs	(5,221)	—	—	—	(5,221)
Proceeds from stock incentive plans and other	1,056	—	—	—	1,056

Net cash provided by (used in) financing activities	96,479	(208,572)	(4,417)	—	(116,510)

Net increase (decrease) in cash and cash equivalents	228	—	—	—	228
Cash and cash equivalents, beginning of period	190	1	—	—	191

Cash and cash equivalents, end of period	$418	$1	$—	$—	$419

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

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

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$117,075	$1,882	$6,539	$—	$125,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(236,022)	66	(8,601)	—	(244,557)
Acquisitions of oil and natural gas properties	(253)	—	—	—	(253)
Expenditures for property and equipment and other	(1,671)	—	—	—	(1,671)

Net cash provided by (used in) investing activities	(237,946)	66	(8,601)	—	(246,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(114)	(1,948)	2,062	—	—
Proceeds from long-term debt	588,000	—	—	—	588,000
Principal payments on long-term debt	(535,311)	—	—	—	(535,311)
Payments for deferred loan costs	(12,669)	—	—	—	(12,669)
Proceeds from issuance of common stock	82,800	—	—	—	82,800
Stock issuance costs	(629)	—	—	—	(629)
Proceeds from stock incentive plans and other	1,935	—	—	—	1,935

Net cash provided by (used in) financing activities	124,012	(1,948)	2,062	—	124,126

Net increase (decrease) in cash and cash equivalents	3,141	—	—	—	3,141
Cash and cash equivalents, beginning of period	5,024	—	—	—	5,024

Cash and cash equivalents, end of period	$8,165	$—	$—	$—	$8,165