Form 10-K/A
period 2011-12-31
Venoco, Inc.
filed 2012-04-25
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33152

Venoco, Inc.

Delaware	77-0323555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
370 17th Street, Suite 3900 Denver, Colorado	80202-1370
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 626-8300

N/A

(Former name or former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

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

EXPLANATORY NOTE

        On February 15, 2012, Venoco, Inc. (the "Company", "Venoco" "we", "us", and "our") filed its annual report on Form 10-K for the year ended December 31, 2011 (the "Original Filing"). This Amendment No. 1 to Form 10-K (this "Amendment") on Form 10-K/A, completes the items identified below that were originally omitted from the Original Filing in the expectation that the definitive proxy statement for our 2012 Annual Meeting of Stockholders would be filed with the Securities and Exchange Commmission (the "SEC") within 120 days after the end of our 2011 fiscal year.

        As a result, this Form 10-K/A amends only Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

i

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors

        The following table sets forth, as of April 15, 2012, the names, ages, and titles of each member of our Board of Directors (the "Board").

Name	Age	Position	Director Since	Current Term to Expire
Timothy M. Marquez	53	Chairman of the Board and Chief Executive Officer	2004	2013
Donna L. Lucas	52	Director	2009	2012
J.C. "Mac" McFarland	65	Director	2004	2014
Joel L. Reed	61	Director	2005	2014
Dr. M.W. Scoggins	64	Director	2007	2012
Mark A. Snell	55	Director	2006	2013
Richard S. Walker	54	Director	2007	2012

        Set forth below are the names of all our directors, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons for at least the last five years:

        Timothy Marquez co-founded Venoco in September 1992 and served as our CEO and as a director from our formation until June 2002. He founded Marquez Energy, a privately held exploration and production company, in 2002, and served as its CEO until we acquired it in March 2005. Mr. Marquez returned as our Chairman, CEO and President in June 2004. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore in California and in the North Sea and performing other managerial and engineering functions. In determining Mr. Marquez's qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in petroleum engineering, including exploration, production, and management, and his roles as co-founder and major stockholder of Venoco.

        Donna Lucas is the founder and the CEO/President of Lucas Public Affairs in Sacramento, California. Ms. Lucas has been a director of Venoco since February 2009. She founded and has served as the principal of Lucas Public Affairs since April 2006. Prior to founding Lucas Public Affairs, Ms. Lucas served as Deputy Chief of Staff for Strategic Planning and Initiatives for California Governor Arnold Schwarzenegger from 2003 to 2006 and Chief of Staff to California First Lady Maria Shriver from 2004 to 2006. She was the Global Public Affairs Practice Leader for Porter Novelli, an international public relations firm, from 2000 to 2003 after Porter Novelli's acquisition of Nelson Communications Group, where she served as President and CEO from 1998 to 2003. Ms. Lucas also previously served as Deputy Press Secretary for California Governor George Deukmejian, Deputy Treasurer for California Treasurer Tom Hayes, and as California Press Secretary for President George H.W. Bush. Ms. Lucas is a 1982 graduate of the University of Southern California School of Journalism. Ms. Lucas currently serves on the board of the Public Policy Institute of California and the Governor and First Lady's Conference on Women and California Forward. In determining Ms. Lucas' qualifications to serve on the Board, the Board has considered, among other things, her experience and expertise in communications, public affairs and management.

        J.C. "Mac" McFarland has been a director of Venoco since June 2004. He has 30 years of experience in the oil and natural gas industry, including with McFarland Energy, Inc., a NASDAQ-listed company, where he was CEO from 1991 until its sale in 1997. Since 1997, he has been a consultant with McFarland Advisors, Inc. He served on the boards of NYSE-listed Huntway Refining from 1998 to 2001, privately held Gotland Oil, Inc. from 2000 to 2001 and, as of May 2010, he serves on the board of NASDAQ-listed Searchlight Minerals Corporation. He was President of the California Independent Petroleum Association from 1996 to 1998. Mr. McFarland earned a degree in finance and accounting from the University of California at Berkeley. Mr. McFarland is a certified public accountant who has elected inactive license status. In determining Mr. McFarland's qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting and management and in the oil and natural gas industry.

        Joel Reed has been a director of Venoco since August 2005 and currently serves as our lead independent director. He previously served as a director of Venoco from September 1998 to March 2002. Starting in 1994, Mr. Reed was a partner of a predecessor entity of, and later co-founded, Relational Group, an investment banking firm that included Relational Investors and Relational Advisors. In late 2005, Relational Advisors separated from Relational Group and became RA Capital Advisors, a member of RA Capital Group. Mr. Reed has served as RA Capital Group's lead principal. In determining Mr. Reed's qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting, banking and management.

        Dr. M.W. Scoggins has been a director of Venoco since June 2007. He has served as President of Colorado School of Mines, an engineering and science research university with strong ties to the oil and gas industry, since June 2006. Dr. Scoggins retired in 2004 after a 34-year career with Mobil Corporation and Exxon Mobil Corporation, where he held senior executive positions in the upstream oil and gas business. From 1999 to 2004 he served as Executive Vice President of Exxon Mobil Production Co. Prior to the merger of Mobil and Exxon in 1999, he was President, International Exploration & Production and Global Exploration and a member of the executive committee of Mobil Oil Corporation. He is also a member of the board of directors of QEP Resources, Inc. and Cobalt International Energy and a member of the National Advisory Council of the U.S. Department of Energy's National Renewable Energy Laboratory. He was a member of the board of directors of Questar Corporation from 2005 until 2010 and Trico Marine Services, Inc. from 2005 until 2011. Dr. Scoggins has a Ph.D. in Petroleum Engineering from The University of Tulsa. In determining Dr. Scoggins' qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in management and the oil and natural gas industry.

        Mark A. Snell has been a director of Venoco since December 2006. He has served as the President of Sempra Energy, a San Diego-based, Fortune 500 energy-services holding company, since November 2011, and as CFO since 2006. He previously served as Group President of Sempra Global and, before that, as Vice President of Planning and Development of Sempra Energy. Before joining Sempra Energy in 2001, he served as CFO of Earth Tech, a water management, engineering and environmental services firm, CFO of Dames and Moore, an international engineering firm, Chief Financial and Administrative Officer for Latham & Watkins, a worldwide law firm, and a Senior Manager at KPMG Peat Marwick. Mr. Snell has a bachelor's degree in accounting from San Diego State University. In the past five years, Mr. Snell has also served as a director of San Diego Gas and Electric Company, Southern California Gas Company, and Pacific Enterprises, all of which are subsidiaries of Sempra Energy. In determining Mr. Snell's qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting and management and in the energy industry.

        Richard S. Walker has been a director of Venoco since June 2007. Mr. Walker is currently Executive Vice President and Managing Director of the Houston office of DHR International, a leading retained executive search firm. Prior to entering the executive search industry in 2005, Mr. Walker was a Managing Director of JPMorgan directing investment banking relationships with a variety of energy clients operating across all industry segments including exploration and production, service and supply, pipeline and midstream operations as well as power generation, transmission and distribution. Mr. Walker worked with JPMorgan and its predecessors from 1994 to 2005. Prior to joining JPMorgan Chase & Co., Mr. Walker worked from 1990 through early 1994 with NationsBank (the predecessor of Bank of America), both in Houston and in London. From 1981 through early 1990, Mr. Walker worked for Texas Commerce Bank, in Houston (also a predecessor to JPMorgan). Mr. Walker is a 1980 graduate of Loyola University, New Orleans, with a bachelor's of business administration and a 1981 graduate of Bowling Green State University, Ohio, with a master's of business administration. Mr. Walker is a certified public accountant licensed in the State of Texas. In determining Mr. Walker's qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting and banking and in the oil and natural gas industry.

Executive Officers

        The following table sets forth, as of April 15, 2012, the name and age of each of our executive officers and all positions and offices presently held within the Company:

Name	Age	Position
Timothy M. Marquez	53	Chairman of the Board and Chief Executive Officer
Edward O'Donnell	58	Chief Operating Officer
Timothy A. Ficker	44	Chief Financial Officer
Terry L. Anderson	64	General Counsel and Secretary
Mark DePuy	56	Senior Vice President, Business Development and Acquisitions

        Edward O'Donnell is our Chief Operating Officer. Mr. O'Donnell initially joined us in 1997 as Vice President of Development and was later Vice President of the Offshore Business Unit. From April 2001 to June 2002 he served as the President of our Domestic Division. From June 2002 through 2005 he provided independent business consulting to non-profit organizations and small retail businesses. In 2006 he became the CEO of Gong Zhu Enterprises, a provider of financial, accounting and management consulting services to small retail businesses. Mr. O'Donnell also served two terms on Venoco's board of directors. He re-joined Venoco in March 2007 as Senior Vice President and was appointed Chief Operating Officer in January 2012. In addition, on January 18, 2012 the Company announced a succession plan whereby Mr. Marquez plans to step down as the Company's CEO in the third quarter of 2012, and, at that time, Mr. O'Donnell is expected to assume the role of CEO. Mr. O'Donnell has 20 years of experience with Unocal Corporation in various engineering and management positions. He holds a B.S. degree in petroleum engineering from Montana Tech, an M.S. in petroleum engineering from the University of Southern California and an M.B.A. from Pepperdine University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act") requires our directors, certain officers and persons who own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports and any written representations furnished to us by our directors, officers and greater than ten percent stockholders. We believe that during the fiscal year ending December 31, 2011, each of our directors, officers and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that Douglas Griggs, our Chief Accounting Officer, did not make one required Section 16(a) filing.

Corporate Governance

General

        Our business is managed under the direction of the Board. In connection with its oversight of our operations and governance, the Board has adopted, among other things, the following:

  •
  Corporate Governance Guidelines to implement certain policies regarding the governance of our company;

  •
  a Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues;

  •
  Categorical Standards of Director Independence (the "Categorical Standards") to assist the Board in assessing directors' independence (see "—Director Independence and Categorical Standards");

  •
  Charters of the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee of the Board; and

  •
  a Board of Directors Communication Policy pursuant to which interested parties, including but not limited to stockholders, can communicate with the Board, Board committees and/or individual directors (see "—Board of Directors Communication Policy").

        Each of these documents can be viewed on our website at www.venocoinc.com under the heading "Investor Relations" and the subheading "Corporate Governance." We will disclose on our website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC and New York Stock Exchange ("NYSE") rules. Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

        The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. Directors are requested to make attendance at meetings of the Board and Board committees a priority, to come to meetings prepared, having read any materials provided to them prior to the meetings and to participate actively in the meetings. The Board held nine meetings in 2011 and acted four times by written consent. No director, during his or her period of service in 2011, attended fewer than 75% of the total number of meetings of the Board and committees on which he or she served. Directors are expected to attend the annual stockholders' meeting. All directors attended the 2011 annual meeting.

Board Committees

        The composition and primary responsibilities of the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee are described below.

        The Audit Committee currently consists of Messrs. McFarland, Reed and Walker, with Mr. McFarland acting as Chairman. The primary function of the Audit Committee is to assist the Board in its oversight of our financial reporting process. Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices. The Board has determined that each member of the committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of SEC Regulation S-K and that each member of the committee is independent under applicable NYSE and SEC rules and the Categorical Standards. See "—Directors" for a summary of the business experience of each member of the committee. During 2011, the Audit Committee held eight meetings and did not act by written consent.

        The Compensation Committee currently consists of Messrs. Snell, McFarland and Walker, with Mr. Snell acting as Chairman. The Compensation Committee's primary function is to discharge the Board's responsibilities relating to the compensation of our CEO and our other executive officers. Among other things, the committee reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO. See "Compensation Discussion and Analysis" for discussion of our processes and procedures for considering and determining executive and director compensation. The Board has determined that each member of the committee is (i) independent under applicable NYSE rules and the Categorical Standards, (ii) a "non-employee director" as defined in Rule 16b-3 under the Exchange Act and (iii) an "outside director" as defined in Section 162(m) of the Internal Revenue Code of 1986 (the "Code"). During 2011, the Compensation Committee held seven meetings and did not act by written consent.

        The Corporate Governance/Nominating Committee currently consists of Mr. Reed, Dr. Scoggins and Ms. Lucas, with Mr. Reed acting as Chairman. The Corporate Governance/Nominating Committee's primary functions are to (i) identify, evaluate and recommend to the Board qualified candidates for election or appointment to the Board, (ii) review, evaluate and recommend changes to our Corporate Governance Guidelines and (iii) monitor and oversee matters of corporate governance, including the evaluation of Board and management performance and the independence of directors. The Board has determined that each member of the committee is independent under applicable NYSE rules and the Categorical Standards. During 2011, the Corporate Governance/Nominating Committee held four meetings and did not act by written consent.

        The charter of the Corporate Governance/Nominating Committee provides that director candidates recommended by security holders will be considered on the same basis as candidates recommended by other persons. A security holder who wishes to recommend a candidate should contact us at

Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370. The committee will assess each candidate, including candidates recommended by security holders, by evaluating all factors it considers appropriate, which may include career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. The charter provides that nominees must meet certain minimum qualifications. In particular, a nominee must:

  •
  have displayed the highest personal and professional ethics, integrity and values and sound business judgment;

  •
  be highly accomplished in his or her field;

  •
  have relevant expertise and experience;

  •
  be independent of any particular constituency and able to represent all of our stockholders; and

  •
  have sufficient time available to devote to the activities of the Board.

        The committee does not have a formal policy with respect to the consideration of diversity when assessing directors and directorial candidates, but considers diversity as part of its overall assessment of the board's functioning and needs. The committee may retain a search firm to assist it in identifying potential candidates, but it has not done so to date.

        Other Committees—The Board establishes other Board committees from time to time as it determines appropriate. In August 2011, the Board received a proposal from Mr. Marquez to acquire all of the outstanding shares of our common stock of which he is not the beneficial owner for $12.50 per share in cash. The Board then formed a committee comprised of all directors other than Mr. Marquez to evaluate and consider this proposal as well as third party alternatives (the "Special Committee"). In January 2012, we announced that we had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares he does not beneficially own for $12.50 per share in cash (the "Going Private Transaction"). The Special Committee also announced that it unanimously concluded that the Going Private Transaction was in the best interest of the Company's minority shareholders. As a result, the agreement was approved by the full Board, with Mr. Marquez abstaining. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of unaffiliated shareholders) and other customary conditions.

Director Independence and Categorical Standards

        As discussed under "—Board Committees," the Board has determined that, other than Mr. Marquez, each member of the Board is independent under NYSE rules and the Categorical Standards. Pursuant to the Categorical Standards, a director may not be considered independent if he or she:

  •
  is an employee, or has an immediate family member who is an executive officer, of the company, until three years after the end of such employment relationship, provided that employment as an interim Chairman of the Board or interim executive officer shall not disqualify a director from being considered independent following service in either capacity;

  •
  has received, or has an immediate family member who has received, more than $100,000 in direct compensation from the company in any 12-month period within the past three years, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), provided that compensation received by a director for prior service as an interim Chairman of the Board or interim executive officer, and compensation received by an immediate family member for service as a non-executive employee of the company, need not be considered in determining independence under this test;

  •
  is affiliated with or employed by, or has an immediate family member who is affiliated with or employed in a professional capacity by, a current or former internal or external auditor of the company, until three years after the end of the affiliation or the employment or auditing relationship;

  •
  is employed, or has an immediate family member who is employed, as an executive officer of another company where any of the company's current executive officers serve on the other company's compensation committee, until three years after the end of such service or the employment relationship; or

  •
  is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or has received payments from, the company for property or services in an amount that, in any of the last three fiscal years, exceeded the greater of (i) $1 million or (ii) 2% of such other company's consolidated gross revenues.

Non-Management Sessions

        The Board schedules regular executive sessions involving exclusively non-management directors as required by NYSE rules. Mr. Reed, as our lead independent director, presides at all such executive sessions.

Board of Directors Communications Policy

        In recognition of the importance of providing interested parties, including but not limited to holders of Venoco securities, with the ability to communicate with members of the Board, including non-management directors, the Board has adopted a Board of Directors Communications Policy, a copy of which is available on our website. Pursuant to the policy, interested parties may direct correspondence to the Board or to any individual director by e-mail to shareholders@venocoinc.com or by mail to the following address: Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

        Communications should not exceed 1,000 words in length and should indicate (i) the type and amount of Venoco securities held by the person submitting the communication, if any, and/or the nature of the person's other interest in Venoco, (ii) any personal interest the person has in the subject matter of the communication and (iii) the person's mailing address, e-mail address and telephone number. Unless the communication relates to an improper topic (e.g., it contains offensive content or advocates that we engage in illegal activities) or it fails to satisfy the procedural requirements of the policy, we will deliver it to the person(s) to whom it is addressed.

Board Leadership Structure and Risk Management

        Mr. Marquez currently serves as our CEO and chairman. Each of our other directors is an independent director under the rules of the NYSE and the Categorical Standards. Mr. Marquez is a co-founder of the company, has served as CEO for a majority of the company's existence and owns a majority of our stock. Accordingly, the Board believes that he is uniquely qualified to be the person who generally sets the agenda for, and leads discussions of, strategic issues for the company. Mr. Reed serves as our lead independent director. His duties in that role include presiding at executive sessions of the independent directors, reviewing agendas for board meetings, reviewing with the CEO his annual goals and objectives, and consulting with the Board regarding its evaluation of the performance of the CEO. The Board believes that Mr. Reed's strong leadership as lead independent director, together with its supermajority of independent directors and other aspects of its governance, provides appropriate independent oversight to Board decisions.

        The Board oversees the risks involved in the company's operations as part of its overall oversight function, integrating risk management into the company's overall compliance policies and procedures. While the Board has the ultimate oversight responsibility for the risk management process, the Audit Committee has specific responsibilities relating to risk management. Among other things, the Audit Committee, pursuant to its charter, addresses company policies with respect to risk assessment and risk management, and reviews major risk exposures (whether financial, operating or otherwise) and the guidelines and policies that management has put in place to govern the process of assessing, controlling, managing and reporting such exposures. At the direction of the Audit Committee, in 2010 we formed an Enterprise Risk Management Committee composed of members of senior management to identify, assess and develop strategies for managing the company's risks. The committee reports its activities to the Audit Committee and CEO quarterly. While the charters of the Compensation and Corporate Governance/Nominating Committees do not assign specific risk-related responsibilities to those committees, the committees nevertheless consider risk and risk management issues in the course of performing their duties with respect to compensation and governance issues, respectively.

Code of Business Conduct

        We have adopted Code of Business Conduct and Ethics to provide guidance to directors, officers, including our CEO, COO, CFO and Chief Accounting Officer, and employees with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NYSE listing standards. Our Code of Business Conduct and Ethics is available on our website at http://venocoinc.com. To access the Code of Business Conduct and Ethics and our other corporate governance materials, click on "Investor Relations" and then click on "Corporate Governance." We will disclose on our website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC and NYSE rules.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

        The Compensation Committee believes that:

  •
  Executive interests should be aligned with stockholder interests;

  •
  Executive compensation should be structured to provide appropriate incentives and reasonable rewards for the contributions made and performance achieved; and

  •
  A competitive compensation package must be provided to attract, motivate and retain experienced and talented executives.

        Our executive compensation program is designed to align pay with short- and long-term company performance. The intent of the program is to put a substantial portion of compensation at risk and tied to performance, and to reward unique or exceptional contributions to overall sustainable value creation for stockholders. The Compensation Committee's intent is to maintain an executive compensation program that:

  •
  Encourages growth in our oil and gas reserves and cash flow, balance sheet discipline, cost containment and achievement of production targets;

  •
  Aligns executive and stockholder interests through substantial ongoing equity ownership positions for executives;

  •
  Attracts, motivates and retains superior executive talent over the long-term; and

  •
  Provides compensation opportunities for high-performing executives.

        The components of our executive compensation are presented below and discussed in more detail later in this report:

  •
  a base salary that is between the 50th and 75th percentile of base salary offered by other oil and natural gas exploration and production enterprises similar to our company, the actual positioning of which is determined by individual performance, experience and personal competencies, and with the 75th percentile reserved for only exceptional performers;

  •
  annual cash incentive compensation generally targeted at the 50th percentile for achieving expected performance levels; and

  •
  long-term incentive compensation generally targeted at the 50th percentile, with upside approaching the 75th percentile (to reward achievement of company objectives, individual responsibility and productivity, and high quality work).

        While the Compensation Committee believes the total compensation of our executive officers should be targeted between the 50th and 75th percentile of the comparative industry peer group, it does not mechanically apply the above compensation components. Rather, careful consideration is given to the appropriate percentage mix of such components so that each of our executive officers is individually and appropriately incentivized. In addition, the Compensation Committee approves case-specific compensation plans to accommodate individual circumstances or non-recurring situations, as appropriate. The competitive market is determined by reference to the compensation practices of an industry peer group as set forth below.

Going Private Transaction

        As described in "Corporate Governance—Board Committees—Other Committees," in January 2012 we entered into a merger agreement with Mr. Marquez and certain of his affiliates relating to the Going Private Transaction. The Going Private Transaction will have only a limited effect on our executive compensation arrangements. For example, completion of the transaction will not result in a change in control for purposes of our employment agreements with our executive officers or for purposes of our equity compensation programs. However, as described in "—Elements of Compensation—Equity Compensation," the possibility that the Company will become privately-held as a result of the Going Private Transaction has led the Compensation Committee to defer any decisions with respect to the amount and form of equity awards to be granted to executive officers in 2012, and the vesting criteria for some outstanding restricted stock awards will change if the transaction is completed.

Industry Peer Group

        The companies selected by the Compensation Committee for the peer group represent independent exploration and production companies that focus on the acquisition, exploration, exploitation and development of oil and natural gas properties. The composition of our peer group is reviewed annually by the Compensation Committee to ensure the companies continue to remain relevant for comparative purposes. Our peer group for 2011 and 2012 is as follows:

• Berry Petroleum Company	• Denbury Resources Inc.
• Breitburn Energy Partners LP	• Plains Exploration & Production Company
• Cimarex Energy Co.	• Rosetta Resources
• Clayton Williams Energy	• SM Energy
• Comstock Resources, Inc.	• Stone Energy Corporation
• Continental Resources Inc.	• Swift Energy Company
• Crimson Exploration Inc.	• Whiting Petroleum Corporation
• Linn Energy, LLC

        We also consider competitive market practices from sources such as Equilar Insight Salary Surveys and HR Roundtable Organizations, which present synthesized, general data from a broad cross-section of companies in various industries.

Setting Compensation

        Management provides the Compensation Committee with summary compensation information to assist it in understanding the totality of our executive compensation and benefit programs. This information shows the total dollar value of an executive officer's accumulated compensation and benefits including holdings of our common stock and accumulated unrealized gains under prior equity-based compensation awards. These summaries provide the Compensation Committee with important information useful in analyzing and understanding the design, operation and effectiveness of our executive compensation programs.

        The Compensation Committee approves the final determination of compensation for Mr. Marquez, our CEO and Chairman, and the principal holder of our common stock, as well as the compensation of our other executive officers. In making its determinations with respect to compensation of our CEO and other executive officers, the Compensation Committee reviews the summary compensation information for each executive officer and considers the executive officer's base salary, potential payments under selected performance scenarios and termination of employment and change-in-control scenarios, as well as accumulated equity in our company, all in light of peer group practices. The purpose of this process is to analyze the total amount of actual and projected compensation of our executive officers and to determine whether any one component of compensation should be changed. The Compensation Committee then considers whether the actual and projected compensation is aligned with its compensation philosophy and competitive market practices. Our CEO also provides the Compensation Committee with recommendations regarding the compensation levels for the other executive officers based on a review of our peer group companies and the individual performance of each executive.

        According to its charter, the Compensation Committee may, subject to limits imposed by applicable law and NYSE rules, delegate some or all of its authority to a subcommittee consisting of one or more of its members.

        The Compensation Committee has determined that the compensation of our executive officers, both the total and its components, is generally consistent with the Compensation Committee's expectations, philosophy and current market practices.

Elements of Compensation

        There are three primary components of our executive compensation program: (1) base salary; (2) annual cash bonuses; and (3) long-term incentive equity awards. Perquisites are a minor element of our executive compensation program. Each element is described below.

        Base Salary.    The Compensation Committee believes that base salary is a critical element of executive compensation for attracting and retaining outstanding employees at all levels. The base salaries of our executive officers are reviewed by the Compensation Committee on an annual basis and adjusted from time to time to realign salaries with market levels, after taking into account individual responsibilities, performance and experience. Base salary is targeted for all executive officers between the 50th and 75th percentile of base salary offered by companies in our peer group, with the 75th percentile reserved for exceptional performers. Individual salaries take into account the individual's performance, experience and personal competencies. Base salaries were increased for our named executive officers from 2010 to 2011 by an average of 12%, and from 2011 to 2012 by an average of

4%, excluding the increase related to Mr. O'Donnell's salary. Mr. O'Donnell was promoted to COO during 2011 and the increase in his 2012 salary reflects his new position.

Name	2010 Base Salary	2011 Base Salary		2012 Base Salary
Timothy M. Marquez	$670,000	$745,000		$750,000
Edward J. O'Donnell	$275,000	$320,000		$403,000
Timothy A. Ficker	$365,000	$405,000		$427,275
Terry L. Anderson	$285,000	$320,000		$339,200
Mark A. DePuy	—	$325,000	(1)	$325,000

(1)
Mr. DePuy's employment commenced on December 15, 2011. The amount above represents the base salary for the full year 2011, of which Mr. Depuy was paid $14,792 with respect to 2011.

        Base salary increases in 2011 and 2012 reflect the Compensation Committee's review of updated salary levels of comparable positions in our peer group companies. The Compensation Committee views 2011 and 2012 salary levels as consistent with its compensation philosophy.

        Annual Cash Bonuses.    The Compensation Committee may award or recommend cash bonuses to our executive officers pursuant to our 2007 Senior Executive Bonus Plan (the "Senior Executive Bonus Plan"). Under the Senior Executive Bonus Plan, the Compensation Committee sets a target award and the related performance criteria, which may be expressed as a percentage of an executive officer's base salary. The Senior Executive Bonus Plan allows the Compensation Committee to eliminate or reduce the actual award payable to any participant that would be otherwise payable under the plan, based on the individual performance of the participant. In addition, the Compensation Committee may award or recommend discretionary annual bonuses to our executive officers for outstanding performance, which are awarded outside the Senior Executive Bonus Plan. The Senior Executive Bonus Plan is a performance-based plan designed to be compliant with the requirements of Section 162(m) of the Code to ensure the deductibility of bonuses paid within specified maximum dollar amounts.

        The Senior Executive Bonus Plan provides that if we are required to restate our financial results due to material noncompliance with financial reporting requirements under applicable securities laws, the Compensation Committee has the discretion to recover incentive compensation from any participants who benefitted from prior actions or decisions that necessitated such financial restatements.

        The bonus opportunity under the Senior Executive Bonus Plan is stated as a percentage of base salary and is set using the Compensation Committee's philosophy to target bonus levels (as a percentage of base salary) consistent with the competitive market for executives in similar positions. During 2011, the bonus opportunity at a 100% of target level payout for our named executive officers was as follows:

Name	Percentage of Salary	Total
Timothy M. Marquez	140%	$1,043,000
Edward J. O'Donnell	70%	$224,000
Timothy A. Ficker	50%	$202,500
Terry L. Anderson	50%	$160,000
Mark A. DePuy	N/A	N/A	(1)

(1)
Mr. DePuy's employment commenced December 15, 2011. Per his employment agreement, he was eligible for a bonus of $25,000 for performance in 2011.

        Under the Senior Executive Bonus Plan, five performance criteria were selected for 2011, each comprising 20% of the target bonus: (i) average daily net production, (ii) reserve replacement,

(iii) finding and development costs, (iv) the ratio of debt to Adjusted EBITDA and (v) lease operating expenses plus general and administrative expenses. For each of the five metrics, the bonus payout targets for 2011 are summarized as follows:

	Minimum Bonus Level Performance	Target Performance	Maximum Bonus Level Performance
Average Daily Net Production (BOE/d)	18,500	19,500	20,500
Reserve Replacement (% increase)	5%	10%	15%
Finding and Development Costs, per BOE	$30.00	$25.00	$15.00
Debt to Adjusted EBITDA(1)	3.8	3.4	2.8
Lease Operating Expenses plus G&A Expenses, per BOE	$21.00	$19.00	$18.00

(1)
For the purposes of the Senior Executive Bonus Plan, we define Adjusted EBITDA as net income (loss) before (i) net interest expense, (ii) loss on extinguishment of debt, (iii) income tax provision (benefit), (iv) depreciation, depletion and amortization, (v) amortization of deferred loan costs, (vi) unrealized gains and losses on derivative instruments, (vii) non-cash expenses relating to the amortization of derivative premiums, (viii) non-cash expenses relating to share-based payments, (ix) realized interest rate derivative gains/losses, (x) accretion of asset retirement obligations and (xi) certain one-time G&A expenses.

        Under the Senior Executive Bonus Plan, actual results for the year are compared to each of the five individual performance criteria in order to determine payout multiples, which can range from 0 to 2. The payout multiples determined for each performance criteria are multiplied by 20% to reflect the weighting assigned to each of the five criteria. The weighted multiples are aggregated to determine the appropriate payout percentage achieved for the year. Based on the Company's performance relative to the 2011 performance criteria, the Compensation Committee determined the appropriate payout multiples and payout percentages to be as follows:

Performance Criteria	Payout Multiple Achieved	Payout Percentage Achieved
Average Daily Net Production	—	—
Reserve Replacement	2.00	40%
Finding and Development Costs	2.00	40%
Debt to Adjusted EBITDA	1.50	30%
Lease Operating Expenses plus G&A Expenses	0.70	14%

Total		124%

        Actual 2011 awards paid under the Senior Executive Bonus Plan were as follows:

	2011 Awards under the Senior Executive Bonus Plan
	Target Award (% of Base Salary)	Maximum Adjusted Target Award (% of Base Salary)	Actual Award (% of Base Salary)	Actual Award($)
Timothy M. Marquez	140%	280%	172%	$1,279,000
Edward J. O'Donnell	70%	140%	87%	$227,760
Timothy A. Ficker	50%	100%	62%	$251,100
Terry L. Anderson	50%	100%	62%	$198,400
Mark A. DePuy	N/A	N/A	N/A	N/A

        For 2012, the Compensation Committee maintained the same performance criteria as identified for 2011 under the Senior Executive Bonus Plan. The performance level for each metric has been adjusted to reflect 2012 expectations.

        Equity Compensation.    We believe the use of stock-based awards creates an ownership culture that encourages the long-term performance of our executive officers. We currently sponsor the 2000 Stock Incentive Plan (the "2000 Stock Plan") and the Amended and Restated 2005 Stock Incentive Plan (the "2005 Stock Plan"). Only non-qualified stock options have been granted under the 2000 Stock Plan. Possible awards under the 2005 Stock Plan include incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights.

        We currently make equity awards in the form of restricted stock with market-based vesting for executive officers. We believe restricted stock is a fair form of equity compensation because it aligns the recipient's interests with those of our stockholders and is less dilutive to our stockholders than stock options. All of our awards of restricted stock to executive officers in 2011 were made under our 2007 Long-Term Incentive Plan (the "LTIP") as discussed below, except for the 25,000 shares issued to Mr. DePuy which were issued in conjunction with the commencement of his employment. Mr. DePuy's shares vest in equal installments over a four year period on the anniversary of the grant date. The only vesting criterion of Mr. DePuy's grant is his continued employment at each anniversary date.

        In March 2007, the Compensation Committee adopted the LTIP pursuant to the 2005 Stock Plan to encourage our executive officers to focus on our long-term performance relative to the performance of our peer group, and to provide an opportunity for our executive officers and certain designated key employees to increase their stake in our company through grants of common stock. For all grants in 2009 and 2010, performance for each grant cycle under the LTIP is measured against our peer group of companies, with vesting of awards ranging from zero to 100% of the target number of shares allocated to each executive officer, depending upon our performance. Awards vest at the target level if our total stockholder return, including reinvestment of dividends, is at least at the 75th percentile of our peer group. In addition, annualized total stockholder return must be at least at the 50th percentile of our peer group to generate a threshold vesting of 50% of the target number of allocated shares. Twenty-five percent of the shares are first eligible for vesting each calendar year, beginning with the first year. Any shares not vested for a calendar year will be rolled forward and will be eligible for vesting in the following year. Any shares not vested as of the end of the four year period are forfeited. A summary of the vesting schedule for the grants made in 2009 and 2010 is as follows:

Venoco Return Relative to Peer Group	Vesting Amount
Equal to or greater than 75th percentile	100% of available shares in tranche
Equal to or greater than 50th percentile but less than 75th percentile	50% of available shares in tranche, plus 4% of the remaining available shares in tranche for every percentile our total stockholder return is above the 50th percentile relative to the peer group
Less than 50th percentile	No vesting

        In February 2011, the Compensation Committee noted that several companies in our peer group have long term incentive arrangements which are not based entirely on market performance. The Compensation Committee also noted that although our stock price had increased 41% in 2010 and our performance significantly exceeded that of the S&P Oil & Gas Exploration & Production Select Industry Index, certain awards granted in 2007 were forfeited under the LTIP market-based criteria in place for those grants. Accordingly, the Compensation Committee determined that, with respect to all grants issued beginning in 2011, if our total shareholder return for a particular year is not at or above the 50th percentile of our peer group, but exceeds the total shareholder return of the S&P Oil & Gas Exploration & Production Select Industry Index for that same year, then 75% of the shares eligible to vest for that year will vest. Also, an additional three year period within which unvested shares (or a portion thereof) may vest was added to the grant cycle. The Compensation Committee concluded that the revised structure is consistent with our philosophy of compensating executives at the 75th percentile for superior performance.

        If an executive officer's employment terminates during a measurement period, the unvested portion of his award is generally forfeited, except as otherwise provided in his employment agreement or the relevant award agreement. The Compensation Committee may amend, suspend or terminate the LTIP at any time without stockholder approval.

        We made grants under the LTIP to our named executive officers in 2011 as follows (# of shares):

Name	2011
Timothy M. Marquez	262,448
Edward J. O'Donnell	23,478
Timothy A. Ficker	49,028
Terry L. Anderson	33,169
Mark A. DePuy	—	(1)

(1)
Mr. DePuy's employment commenced December 15, 2011. Per his employment agreement, he was granted 25,000 restricted shares which are not granted under the LTIP, but rather vest in equal installments over a four year period on the anniversary of the grant date.

        Restricted stock grants made in 2011 were based on broad based survey information which was evaluated against our peer group practices with respect to similar awards, after giving consideration to the number of equity awards already granted to each of our executives. The number of shares of restricted stock awarded to executives is determined based on the average price of our common stock calculated for the calendar year prior to the year in which the shares are granted. Because our stock price has experienced a relatively high level of volatility in recent years, the number of shares granted has varied from year to year. The number of restricted shares granted in 2011 related to performance in 2010, and was determined in reference to our average stock price in 2010 of $15.93. The number of restricted shares granted in 2010 was determined in reference to our average stock price in 2009 of $7.92.

        The Compensation Committee determined that the company's total shareholder return in 2011 as defined in the LTIP was -63%, placing it below the minimum threshold for vesting of any of the available grants. As a result, all unvested shares issued in 2008 were forfeited as 2011 was the fourth year and final year for vesting to occur (Mr. Marquez forfeited 79,945 shares, Mr. Ficker forfeited 13,384 shares and Mr. O'Donnell forfeited 4,748 shares).

        If the Going Private Transaction is completed, we will be a private company and our stock price will no longer be available to measure our performance. The merger agreement relating to the transaction provides that, immediately prior to the effective time of the transaction, each award of restricted shares will be converted into a right of the holder of those shares to receive the merger consideration of $12.50 in cash per share at the time such restricted share would otherwise vest according to its terms; however, in the case of an award subject to one or more market-based vesting conditions, it will be assumed that those conditions have been satisfied at the target level.

        In addition, because the Going Private Transaction, if completed, will result in the Company becoming a private entity during 2012, members of management are currently analyzing alternatives to present to the Compensation Committee for a potential new long-term incentive equity award plan that would achieve the desired goal of encouraging the long-term performance of our executive officers in a private company scenario. As a result, we have not issued, nor do we intend to issue any equity compensation to our executive officers in 2012 until the process related to the Going Private Transaction is completed.

Perquisites and Other Compensation

        We have provided, and intend to continue to maintain, relatively modest executive benefits and perquisites for our executive officers. However, the Compensation Committee in its discretion may revise, amend or add to our executive officers' benefits and perquisites if it deems such action advisable.

Equity Ownership Guidelines

        Consistent with our compensation philosophy, the Board adopted equity ownership guidelines in November 2007 to further align the interests of our executive officers with those of our stockholders. Under these guidelines, certain officers are expected to hold a minimum equity interest with a fair market value equal to a multiple of the officer's base salary, the amount of which increases based on the officer's responsibilities and title within our company. The guidelines applicable to our executive officers are as follows:

Title of Executive Officer	Minimum Level of Ownership
Chief Executive Officer	5x base salary
Chief Operating Officer	2x base salary
Chief Financial Officer	2x base salary
General Counsel	2x base salary
Vice Presidents	1x base salary

        Officers subject to the guidelines are expected to attain the minimum levels of ownership within five years of the date they became an executive officer and to acquire at least 20% each year towards those minimum levels. For purposes of these guidelines, equity interests include common stock, restricted shares subject to vesting requirements and vested stock options to the extent such options are "in the money". Until the minimum cumulative ownership levels are attained, officers are expected to retain 50% of their net shares obtained through option exercises or grants. We do not permit executive officers to enter into hedging transactions with respect to our securities.

Tax and Accounting Implications

        Deductibility of Executive Compensation.    As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1.0 million that is paid to certain individuals unless certain requirements are satisfied. The Compensation Committee believes that compensation paid under the company's management incentive plans is generally deductible for federal income tax purposes.

        Accounting for Stock-Based Compensation.    We account for stock-based payments in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

Employment and Other Agreements

        We have employment agreements with each of our executive officers pursuant to which the executive officer will receive benefits if his employment is terminated (other than for misconduct) by our company, by the executive officer's death or disability or in certain circumstances following a change in control. These arrangements reinforce and encourage our executive officers' continued attention and dedication to their duties without the distraction arising from the possibility of a change in control of our company and are intended to facilitate a smooth transition in the event of a change in control of our company. In addition, these arrangements provide our executive officers with severance to help ease their financial transition from our company. The details and amounts of these benefits are described in "—Executive Officer Compensation in 2011—Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation."

        Per the employment agreement entered into in connection with Mr. O'Donnell's appointment as COO, we agreed to purchase his residence in Santa Barbara County, California in order to facilitate his relocation from California to Denver, Colorado. In February 2012, we purchased Mr. O'Donnell's residence for the appraised value of $1,600,000 and we reimbursed him $135,275 for the capital loss he incurred on the sale. We also paid $9,245 in expenses related to the relocation of Mr. O'Donnell's residence from California to Colorado.

Risk Considerations

        The Compensation Committee and management have reviewed our compensation policies and practices and believe they encourage prudent business decisions and do not create or encourage excessive risks or risk taking that is reasonably likely to result in a material adverse impact on the company.

Consideration of Shareholder Advisory Vote on Executive Compensation

        At its 2011 annual meeting of shareholders, the Company held its first shareholder advisory vote on executive compensation. Over 99% of shares voted supported the advisory resolution to approve the compensation of the Company's named executive officers and, therefore, the resolution was approved. Although the vote was non-binding, the Company, the Board and the Compensation Committee all pay close attention to the shareholders' views regarding the Company's executive compensation policies and decisions. The Compensation Committee reviewed the results of the vote and considered the high approval rate as an indication that our shareholders generally support the Company's executive compensation philosophy, program and decisions.

Compensation Committee Report

        We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the company, and, based on such review and discussion, have recommended to the Board inclusion of the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation Committee:
Mark A. Snell, Chairman J.C. "Mac" McFarland Richard S. Walker

Executive Officer Compensation in 2011

Summary Compensation Table

        The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and our three other executive officers other than the principal executive officer and principal financial officer who were serving as executive officers as of December 31, 2011 (the "named executive officers").

			Bonus
Name and Principal Position	Year	Salary ($)	Discretionary Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(6)	Total ($)
Timothy M. Marquez	2011	$745,000	—	$1,279,000	$4,679,448	$28,802	$6,732,250
CEO	2010	$670,000	—	$609,700	$5,569,123	$28,117	$6,876,940
	2009	$670,000	$88,172	$1,566,460	$688,767	$27,434	$3,040,833
Edward J. O'Donnell	2011	$320,000	$7,240	$277,760	$418,613	$61,557	$1,085,170
COO(4)	2010	$275,000	—	$125,125	$410,279	$57,865	$868,269
Timothy A. Ficker	2011	$405,000	$13,900	$251,100	$874,169	$42,260	$1,586,429
CFO	2010	$365,000	—	$118,625	$1,005,679	$44,438	$1,533,742
	2009	$365,000	$43,033	$274,298	$199,123	$40,811	$922,265
Terry L. Anderson	2011	$320,000	$13,600	$198,400	$591,403	$31,580	$1,154,983
General Counsel and	2010	$285,000	—	$92,625	$680,391	$31,048	$1,089,064
Secretary	2009	$285,000	$12,055	$214,178	$89,038	$60,854	$661,125
Mark A. DePuy	2011	$14,792	—	—	$173,000	$100,260	$288,052
Vice President-Business Development and Acquisitions(5)

(1)
Amounts shown represent annual incentive bonus awards under the Senior Executive Bonus Plan, which are discussed in "Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses." Amounts for 2011 reflect cash compensation earned in 2011 but not paid until 2012 upon release of our 2011 audited financial statements.

(2)
Amounts shown do not reflect compensation actually received by our executive officers or the actual value that may be recognized by the executive officers with respect to these awards in the future. Instead, the amounts shown are the grant date fair values determined in accordance with FASB ASC Topic 718 for stock-based awards granted pursuant to the 2005 Stock Plan, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in note 9 to our audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 15, 2012.

(3)
The number of restricted shares granted in 2011, which related to performance in 2010, was determined in reference to our average stock price during 2011 of $15.93. The number of restricted shares granted in 2010 was determined in reference to our average stock price in 2009 of $7.92 and the number of restricted shares granted in 2009 was determined in reference to our average stock price in 2008 of $13.44. The amounts presented above are based on the grant date fair value, which was $17.83 for restricted shares granted in 2011, $10.55 for restricted shares granted in 2010 and $2.58 for restricted shares granted in 2009.

(4)
Mr. O'Donnell became a named executive officer in 2010, therefore his compensation for years prior to 2010 is not presented in this table.

(5)
Mr. DePuy's employment commenced effective December 15, 2011.

(6)
The amounts for 2011 entitled "All Other Compensation" are detailed in the following table:

Name	Qualified Retirement Plan Employer Match ($)	Premium Towards Health Insurance Plans ($)	Premium Towards Life Insurance Plans ($)	Secured Parking Premiums ($)	Health Club Dues ($)	Other ($)
Timothy M. Marquez	—	$21,864	$718	$3,120	$3,100	—	(a)
Edward J. O'Donnell	$14,375	$21,864	$718	—	—	$24,600	(b)
Timothy A. Ficker	$14,175	$21,864	$718	$3,120	$2,383	—
Terry L. Anderson	$14,375	$16,487	$718	—	—	—
Mark A. DePuy	—	—	—	$260	—	$100,000	(c)

  (a)
  In addition, we currently provide office space we are not using in our Denver, Colorado office to Mr. Marquez's wife and four other persons. Mrs. Marquez, on a volunteer basis, assists with the coordination of our charitable giving programs. Other activities conducted by those persons in that office space include performing services for other charitable institutions and conducting personal business for Mr. and Mrs. Marquez. Because such office space would otherwise be vacant, we believe that the aggregate incremental cost to our company is de minimis.

  (b)
  Mr. O'Donnell received a housing allowance of $24,600 in 2011.

  (c)
  Per Mr. DePuy's employment agreement, he received (i) a signing bonus of $75,000, paid in January 2012 and (ii) an annual cash bonus of $25,000 for performance in 2011, paid in February 2012.

Grants of Plan-Based Awards

        The following table summarizes grants of plan-based awards under the Senior Executive Bonus Plan and the 2005 Stock Plan to our named executive officers during 2011 and possible future payouts pursuant to those awards.

										Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy M. Marquez	2/23/2011	—	$1,043,000	$2,086,000	131,224	—	262,448	—		$4,679,448
Edward J. O'Donnell	2/23/2011	—	$224,000	$448,000	11,739	—	23,478	—		$418,613
Timothy A. Ficker	2/23/2011	—	$202,500	$405,000	24,514	—	49,028	—		$874,169
Terry L. Anderson	2/23/2011	—	$160,000	$320,000	16,585	—	33,169	—		$591,403
Mark A. DePuy(3)	12/15/2011	—	—	—	—	—	—	25,000	(4)	$173,000

(1)
Non-equity incentive awards consist of annual bonuses payable under the Senior Executive Bonus Plan. Amounts reported in the table represent estimates at the beginning of 2011 expected to be paid under performance guidelines established by the Compensation Committee. See "—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses" for a discussion of payment criteria and actual awards paid.

(2)
Equity incentive plan awards consist of restricted stock subject to vesting and forfeiture requirements described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation." The amounts shown in the "Threshold" column reflect the assumption that 50% of the shares will vest, which represents the minimum amount of shares payable if any vesting under the LTIP occurs. These shares of restricted stock were granted under the 2005 Stock Plan. These shares of restricted stock only vest if certain market-based criteria are satisfied over the designated grant cycle as described in "Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation."

(3)
Mr. DePuy's employment commenced December 15, 2011. Per his employment agreement, he was eligible for a bonus of $25,000 for performance in 2011.

(4)
Mr. DePuy was granted 25,000 restricted shares which vest in equal installments over a four year period on the anniversary of the grant date. The only vesting criteria of the grant is Mr. DePuy's continued employment at each anniversary date.

Outstanding Equity Awards

        The following table summarizes the holdings of stock options and restricted shares by our named executive officers as of December 31, 2011. Each equity grant is shown separately for each named executive officer. All stock options are fully vested. All restricted shares vest only if, and to the extent, certain market-based criteria are satisfied over the four year grant cycle as described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation," except for the grant of 30,000 shares to Mr. Ficker which will vest in full on March 5, 2013 contingent on Mr. Ficker's continued employment through that date and the grant of 25,000 shares to Mr. DePuy which vest in equal amounts on the grant date anniversary over a four year period. Vesting of equity awards may be accelerated in some circumstances. If the Going Private Transaction is completed, the market-based vesting criteria will be deemed to have been satisfied as described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation."

	Option Awards				Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested(#)(1)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested($)(2)
Timothy M. Marquez	—	—	—	—	262,448	(3)	$1,776,773
	—	—	—	—	527,879	(4)	$3,573,741
	—	—	—	—	200,223	(5)	$1,355,510
	—	—	—	—	79,945	(6)	$541,228
Edward J. O'Donnell	—	—	—	—	23,478	(7)	$158,946
	—	—	—	—	38,889	(8)	$263,279
	—	—	—	—	9,922	(9)	$67,172
	5,000	—	$10.67	3/25/2015	4,748	(10)	$32,144
Timothy A. Ficker	—	—	—	—	49,028	(11)	$331,920
	—	—	—	—	95,325	(12)	$645,350
	—	—	—	—	30,588	(13)	$207,081
	—	—	—	—	30,000	(14)	$203,100
	100,000	—	$14.97	3/18/2017	13,384	(15)	$90,610
Terry L. Anderson	—	—	—	—	33,169	(16)	$224,554
	—	—	—	—	64,492	(17)	$436,611
	77,500	—	$6.00	3/1/2015	25,883	(18)	$175,228
Mark A. DePuy	—	—	—	—	25,000	(19)	$169,250

(1)
The minimum Total Shareholder Return ("TSR") for the measurement period from January 1, 2011 through December 31, 2011 was not met; therefore, none of the shares eligible to vest in February 2012 based on the 2011 measurement period vested. Because 2011 was the fourth and final vesting period, unvested shares from grants issued in 2008 were forfeited. Unvested shares from grants issued subsequent to 2008 are rolled forward and are eligible for vesting in the following year.

(2)
The amount shown reflects a closing price for the last trading day of 2011 of $6.77 per share and an assumption that 100% of the shares will vest.

(3)
Mr. Marquez may vest in up to 131,224 shares in 2013 and 65,612 shares in each of 2014 and 2015 if the TSR criteria are met. In the event the shares (or a portion thereof) have not vested by 2015, 75% of the unvested balance may vest in 2016, 2017 or 2018 if certain criteria are met.

(4)
Mr. Marquez may vest in up to 395,909 shares in 2013 and 131,970 shares in 2014 if the TSR criteria are met.

(5)
Mr. Marquez may vest in up to 200,223 shares in 2013 if the TSR criteria are met.

(6)
As discussed in note 1, 79,945 shares were forfeited as the minimum TSR criterion was not met for the 2011 measurement period.

(7)
Mr. O'Donnell may vest in up to 11,738 shares in 2013 and 5,870 shares in each of 2014 and 2015 if the TSR criteria are met. In the event the shares (or a portion thereof) have not vested by 2015, 75% of the unvested balance may vest in 2016, 2017 or 2018 if certain criteria are met.

(8)
Mr. O'Donnell may vest in up to 29,167 shares in 2013 and 9,722 shares in 2014 if the TSR criteria are met.

(9)
Mr. O'Donnell may vest in up to 9,922 shares in 2013 if the TSR criteria are met.

(10)
As discussed in note 1, 4,748 shares were forfeited as the minimum TSR criterion was not met for the 2011 measurement period.

(11)
Mr. Ficker may vest in up to 24,514 shares in 2013 and 12,257 shares in each of 2014 and 2015 if the TSR criteria are met. In the event the shares (or a portion thereof) have not vested by 2015, 75% of the unvested balance may vest in 2016, 2017 or 2018 if certain criteria are met.

(12)
Mr. Ficker may vest in up to 71,494 shares in 2013 and 23,831 shares in 2014 if the TSR criteria are met.

(13)
Mr. Ficker may vest in up to 30,588 shares in 2013 if the TSR criteria are met.

(14)
Mr. Ficker may vest in 30,000 shares on March 5, 2013, contingent on his continued employment through that date. The vesting of this grant is time-based and is not subject to market-based criteria.

(15)
As discussed in note 1, 13,384 shares were forfeited as the minimum TSR criterion was not met for the 2011 measurement period.

(16)
Mr. Anderson may vest in up to 16,585 shares in 2013 and 8,292 shares in each of 2014 and 2015 if the TSR criteria are met. In the event the shares (or a portion thereof) have not vested by 2015, 75% of the unvested balance may vest in 2016, 2017 or 2018 if certain criteria are met.

(17)
Mr. Anderson may vest in up to 48,369 shares in 2013 and 16,123 shares in 2014 if the TSR criteria are met.

(18)
Mr. Anderson may vest in up to 25,883 shares in 2014 if the TSR criteria are met.

(19)
Mr. DePuy may vest in 6,250 shares on each December 15 of 2012, 2013, 2014 and 2015 contingent on his continued employment through each date. The vesting of this grant is time-based and is not subject to market-based criteria.

Option Exercises and Stock Vested

        There were no option exercises or vesting of restricted stock for our named executive officers in 2011.

Pension Benefits

        We do not have any tax-qualified defined benefit plans or supplemental executive retirement plans that provide for payments or other benefits to our executive officers in connection with their retirement.

Non-Qualified Defined Contribution and Other Deferred Compensation Plans

        We do not have any non-qualified defined contribution plan or other deferred compensation plans that provide for payments or other benefits to our executive officers.

Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation

        The table below reflects estimated amounts of compensation payable by us to each of our named executive officers upon their termination of employment with us. The amounts shown assume that such termination was effective as of December 31, 2011, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to our executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer's termination.

        Regardless of the manner in which an executive officer terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

  •
  non-equity incentive compensation earned during the fiscal year, to the extent vested;

  •
  equity awarded pursuant to the 2000 and 2005 Stock Plans, to the extent vested (if an executive officer is terminated for misconduct, options, whether vested or unvested, are generally cancelled at the date of termination);

  •
  amounts contributed and vested under our qualified retirement plan; and

  •
  unused vacation pay.

        If we terminate an executive officer's employment for a reason other than change in control, death, disability or such executive officer's misconduct, then we will pay him a lump sum in cash equal to two times the sum of (i) his base compensation and (ii) an amount equal to the greater of a specified dollar amount or the highest incentive award paid or payable during the three years preceding his termination of employment. Generally, in these circumstances, unvested restricted stock granted in 2009 and prior becomes vested, whereas unvested restricted stock granted in 2010 and forward does not vest.

        However, if we terminate an executive officer's employment for a reason relating to a change in control of our company, his death or disability, or if he terminates employment for good reason in conjunction with a change in control, then such executive officer will receive:

  •
  a cash lump-sum payment equal to three times the sum of:

  •
  the executive officer's base salary;

  •
  an amount equal to the highest incentive award paid or payable to the executive officer under our incentive compensation plans during the current year and the three years prior to termination; and

  •
  an amount equal to the maximum contribution allowed under our qualified retirement plan.

  •
  life, disability, accident and group health insurance benefits for the 36-month period following the executive officer's termination, except that such premiums charged to the executive officer cannot exceed the premiums he paid while an active employee of our company, and if any benefit is taxable to him, we will make him whole on a net after-tax basis; and

  •
  the opportunity to cancel all of his outstanding stock-based awards then held by him for a lump sum in cash equal to the sum of the value of all such awards, calculated as though all required goals had been achieved.

        A "change in control" of the company is generally deemed to occur under the employment agreements if (i) any person or group other than Timothy Marquez (or a member of his family) becomes a beneficial owner of more than 50% of our voting stock, (ii) our stockholders approve a plan to liquidate us or to sell all or substantially all of our assets or (iii) Mr. Marquez (together with members of his family) is no longer the largest beneficial owner of our voting securities and is no longer our CEO or Chairman. The completion of the Going Private Transaction will not be deemed a change in control for purposes of the employment agreements.

Name	Event	Cash Severance Payment ($)	Cashout of Stock-Based Awards/Accelerated Vesting ($)(1)		Continuation of Medical/Welfare Benefits (present value) ($)	Total ($)
Timothy M. Marquez	Voluntary Termination and Termination For Misconduct:	—	—		—	—
	Involuntary Termination Not For Misconduct:	$4,799,264	$1,896,737		—	$6,696,001
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$7,248,396	$7,247,251		$70,189	$14,565,836
Edward J. O'Donnell	Voluntary Termination and Termination For Misconduct(4):	—	—		—	—
	Involuntary Termination Not For Misconduct:	$1,607,200	$99,316		—	$1,706,516
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$1,864,500	$521,540		$70,189	$2,456,229
Timothy A. Ficker	Voluntary Termination and Termination For Misconduct:	—	—		—	—
	Involuntary Termination Not For Misconduct:	$1,444,662	$297,690		—	$1,742,352
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$2,216,493	$1,478,060	(3)	$70,189	$3,764,742
Terry L. Anderson	Voluntary Termination and Termination For Misconduct:	—	—		—	—
	Involuntary Termination Not For Misconduct:	$1,092,466	$175,228		—	$1,267,694
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$1,688,199	$836,393		$53,085	$2,577,677

Name	Event	Cash Severance Payment ($)	Cashout of Stock-Based Awards/Accelerated Vesting ($)(1)	Continuation of Medical/Welfare Benefits (present value) ($)	Total ($)
Mark A. DePuy	Voluntary Termination and Termination For Misconduct:	—	—	—	—
	Involuntary Termination Not For Misconduct:	$750,000	—	—	$750,000
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$1,099,500	$169,250	$70,189	$1,338,939

(1)
Under the applicable employment agreements with our executive officers, each has a right in certain instances relating to termination of employment to require us to cancel all his outstanding stock based awards in exchange for a lump sum amount of cash equal to the "spread" inherent in each option and the fair market value of each stock grant, calculated as though all required goals had been achieved. The amounts shown also reflect where applicable the assumed value of restricted stock vested following an involuntary termination not for misconduct. The market value of stock awards is based on the closing price for the last trading day of 2011 of $6.77 per share of the award. All options held by Messrs. Anderson, O'Donnell and Ficker are fully vested at December 31, 2011, and therefore the events of termination as described above would not provide any additional benefit that the relevant executive does not already possess. As such, the value of these options is not presented in the table above.

(2)
The employment agreements do not specify a particular period in which a termination, or resignation for good reason, must occur following a change in control for the amounts shown to be payable, but we believe that such termination or resignation would have to occur within a reasonable time following the change in control. A termination or resignation in the six month period preceding a change in control event can also result in the amounts shown becoming payable in certain circumstances.

(3)
Mr. Ficker was granted 30,000 shares of restricted stock which vest on March 5, 2013, contingent on his continued employment through that date. The shares vest upon a change in control, regardless of whether Mr. Ficker's employment is terminated in conjunction with the change in control. However, these shares do not vest upon termination for reasons other than change in control, death or disability.

(4)
Per Mr. O'Donnell's employment agreement, if we fail to appoint Mr. O'Donnell as CEO of the Company on or before August 16, 2012 and Mr. O'Donnell resigns after August 16, 2012 and before September 16, 2012, then he will be paid a lump sum amount of $1,500,000. Under these circumstances, Mr. O'Donnell will not be eligible for any other severance payments in addition to this amount.

Director Compensation

        We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Cash payments to our directors for service during 2011 and 2012 are summarized in the following table.

	2011	2012
Annual Retainer	$45,000	$45,000
Board Meeting Fees	$2,000	$2,000
Committee Meeting Fees	$1,500	$1,500
Lead Director	$10,000	$10,000
Audit Committee Chair	$15,000	$15,000
Audit Committee Members	$5,000	$5,000
Compensation Committee Chair	$12,000	$12,000
Compensation Committee Members	$2,500	$2,500
Corporate Governance/Nominating Committee Chair	$8,500	$8,500
Corporate Governance/Nominating Committee Members	$2,500	$2,500
Special Committee Chair (per month)	$20,000	$20,000
Special Committee Members (per month)	$10,000	$10,000

        In some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter. During 2011, all non-employee directors were members of the Special Committee. Directors who are our employees receive no compensation for their services as director.

        In February 2011, we granted 10,317 shares of restricted stock to each of our non-employee directors. As with the executive officers, we have not issued any equity grants to non-employee directors in 2012 for reasons described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation." The shares of restricted stock granted in 2011 are subject to the market-based vesting and forfeiture provisions described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation." The number of shares granted to our non-employee directors in 2011 was intended to compensate the directors in the 75th percentile of directors in our peer group. As described in "—Compensation Discussion and Analysis—Elements of Compensation—Equity Compensation", our total shareholder return in 2011 was below the minimum threshold for vesting of any of the available grants. As a result, all unvested shares issued in 2008 were forfeited as 2011 was the fourth year and final year for vesting to occur (Messrs. Reed and McFarland forfeited 3,500 shares each, Mr. Snell forfeited 2,815 shares and Messrs. Scoggins and Walker forfeited 1,750 shares each).

        The equity ownership guidelines described in "—Compensation Discussion and Analysis—Equity Ownership Guidelines" apply equally to our directors except that each director is expected to own a minimum equity interest with an aggregate fair market value equal to twice the dollar amount of the annual board retainer paid to such director. This minimum equity interest should be attained no later than one year following the date on which the director joined the Board.

Director Summary Compensation Table

        The following table summarizes the compensation earned by our non-employee directors during 2011.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Joel L. Reed	$150,000	$183,952	$333,952
J.C. "Mac" McFarland	$150,000	$183,952	$333,952
Mark Snell	$125,500	$183,952	$309,452
Dr. M.W. Scoggins	$111,500	$183,952	$295,452
Richard Walker	$180,000	$183,952	$363,952
Donna Lucas	$113,500	$183,952	$297,452

(1)
Mr. Marquez is not included in this table because he is an employee and therefore receives no compensation for his services as a director. The compensation received by Mr. Marquez as an employee is shown in "—Executive Officer Compensation in 2011—Summary Compensation Table."

(2)
Included in "Fees Earned or Paid in Cash" are amounts earned in 2011 related to the directors' service on the Special Committee. Mr. Walker served as chair of the Special Committee and earned $80,000 in 2011 while Messrs. Reed, McFarland, Snell and Scoggins and Ms. Lucas each earned $40,000 in 2011.

(3)
As part of the 2011 compensation package, the directors each received 10,317 shares of restricted stock having a grant date fair value of $17.83 per share. Amounts shown do not reflect compensation actually received by our directors. Instead, the amounts shown are grant date fair values determined in accordance with FASB ASC Topic 718 for stock-based awards granted pursuant to the 2005 Stock Plan, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in note 9 to our audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on February 15, 2012. As of December 31, 2011, the aggregate number of options and unvested restricted stock outstanding for each director was as follows:

Joel L. Reed	—43,330 shares of unvested restricted stock	—45,000 options
J.C. "Mac" McFarland	—43,330 shares of unvested restricted stock	—45,000 options
Mark Snell	—42,645 shares of unvested restricted stock	—45,000 options
Dr. M.W. Scoggins	—41,580 shares of unvested restricted stock	—45,000 options
Richard Walker	—41,580 shares of unvested restricted stock	—45,000 options
Donna L. Lucas	—39,830 shares of unvested restricted stock	—0 options

Compensation Committee Interlocks and Insider Participation

        We had no compensation committee interlocks with any entity in 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information regarding shares of our common stock issuable upon the exercise of options granted under our compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	846,055	$13.53	2,831,345	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	846,055	$13.53	2,831,345

(1)
Awards under the 2005 Stock Plan may be made in the form of options, restricted stock or stock appreciation rights. Included in this balance are 1,383,816 shares reserved for issuance under the 2008 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following tables set forth information regarding the beneficial ownership of our common stock by certain holders of our common stock and by our executive officers and directors. Beneficial ownership has been determined in accordance with applicable SEC rules, pursuant to which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire voting or investment power within 60 days. Except as otherwise indicated, (i) the address of the persons listed below is c/o Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado 80202-1370 and (ii) the persons listed below, to our knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to the application of community property laws where applicable. The percentage of beneficial ownership for each table is based on 61,464,286 shares of common stock outstanding as of April 11, 2012.

Stock Ownership of Certain Beneficial Owners

        The following table sets forth information regarding persons believed to be beneficial owners of more than five percent of our common stock as of April 11, 2012. All information is taken from or based upon filings made by such persons with the SEC or upon information provided by such persons to us.

Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total Common Stock
Timothy and Bernadette Marquez(1)	30,925,928	50.3%

(1)
This disclosure is based on a Schedule 13D/A filed with the SEC on January 16, 2012 and other information provided by the stockholder. The number of shares shown is comprised of 28,311,192 shares of common stock held by the Marquez Trust, the trustees of which are Timothy Marquez and Bernadette Marquez, 1,624,186 shares of common stock held by the Marquez Foundation, a private charitable foundation of which Timothy Marquez and Bernadette Marquez comprise a majority of the directors, and 990,550 shares owned directly by Mr. Marquez which are restricted shares subject to restrictions on vesting which have not been satisfied.

Stock Ownership of Management and Directors

        The following table sets forth information regarding beneficial ownership of our common stock by our executive officers and directors, other than Mr. Marquez, as of April 11, 2012. None of the shares, including shares beneficially owned by Mr. Marquez as indicated in the preceding table, have been pledged as security as of that date. Beneficial ownership representing less than one percent is denoted with an asterisk.

Name of Beneficial Owner	Number of Shares of Common Stock		Percent of Total Common Stock
Edward J. O'Donnell	85,930	(1)	*
Timothy A. Ficker	328,841	(2)	*
Terry L. Anderson	201,044	(3)	*
Mark A. DePuy	25,000	(4)	*
J.C. "Mac" McFarland	91,398	(5)	*
Joel L. Reed	101,251	(6)	*
Dr. M.W. Scoggins	95,501	(7)	*
Mark A. Snell	88,099	(8)	*
Richard S. Walker	98,001	(9)	*
Donna L. Lucas	42,751	(10)	*
All Directors and Executive Officers as a group (11 persons)	32,083,744	(11)	51.9%

(1)
Consists of 8,641 shares held free of restrictions, 72,289 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 5,000 shares of common stock.

(2)
Consists of 20,400 shares held free of restrictions, 204,941 shares of restricted stock subject to forfeiture and vesting restrictions, 3,500 shares held indirectly by Mr. Ficker's wife, and currently exercisable options to purchase 100,000 shares of common stock.

(3)
Consists of 123,544 shares of restricted stock subject to forfeiture and vesting restrictions, and currently exercisable options to purchase 77,500 shares of common stock.

(4)
Consists of 25,000 shares of restricted stock subject to forfeiture and vesting restrictions.

(5)
Consists of 6,568 shares held free of restrictions, 39,830 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 45,000 shares of common stock.

(6)
Consists of 16,421 shares held free of restrictions, 39,830 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 45,000 shares of common stock.

(7)
Consists of 10,671 shares held free of restrictions, 39,830 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 45,000 shares of common stock.

(8)
Consists of 3,269 shares held free of restrictions, 39,830 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 45,000 shares of common stock.

(9)
Consists of 13,171 shares held free of restrictions, 39,830 shares of restricted stock subject to forfeiture and vesting restrictions and currently exercisable options to purchase 45,000 shares of Common Stock.

(10)
Consists of 2,921 shares held free of restrictions and 39,830 shares of restricted stock subject to forfeiture and vesting restrictions.

(11)
Total includes shares beneficially owned by Mr. Marquez as described in the preceding table.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

Director Independence and Categorical Standards

        The Board has determined that, other than Mr. Marquez, each member of the Board is independent under NYSE rules and the Categorical Standards. See "Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence and Categorical Standards."

Transactions with Related Persons

Policy Regarding Related Person Transactions

        The Audit Committee has adopted a written policy regarding the review and approval of transactions between us and any "related person." Under the policy, related persons include our directors and executive officers, holders of five percent or more of our common stock, immediate family members of any of those persons and any entities in which any of the foregoing persons hold a significant interest. The policy applies to any "related person transaction," which is generally defined as any transaction involving us and a related person where the amount involved exceeds $20,000, subject to some exceptions, including for (i) transactions in which the interest of the related person arises solely from his or her ownership of our common stock and all stockholders participate in the transaction on a pro rata basis and (ii) compensation-related transactions that are approved or recommended by the Compensation Committee.

        The policy provides that when a related person transaction is proposed, the Audit Committee will consider all material information relating to the transaction and the related person's relationship with us, and will approve the transaction only if it is in, or not inconsistent with, the best interests of us and our stockholders to do so. In circumstances where it is not practicable or desirable to wait until the next Audit Committee meeting, the Chairman of the committee may review the transaction, applying the same standard. In the event our CEO, CFO or General Counsel becomes aware of a related person transaction that was not previously approved or ratified under the policy, the Audit Committee (or the Chairman) will review the transactions and evaluate all available options, including ratification, amendment, termination or rescission of the transaction. Except as otherwise indicated, each of the transactions described in "—Related Transactions" were reviewed and approved pursuant to the policy.

Related Transactions

        Merger Agreement.    As described in "Corporate Governance—Board Committees—Other Committees," in January 2012 we entered into a merger agreement relating to the Going Private Transaction with Mr. Marquez and certain of his affiliates. The merger agreement and the transaction were approved by the Special Committee and, with Mr. Marquez abstaining, the full Board. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of the unaffiliated shareholders) and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that it will be consummated.

        Office Building Lease.    We lease an office building from 6267 Carpinteria Avenue, LLC, an entity owned by the Marquez Trust, for $1.2 million per year. The agreement provides for an increase in annual rent payments of 10% in 2014. In addition to rent payments, we are also responsible for reimbursing 6267 Carpinteria Avenue, LLC for certain building operating expenses. The lease will expire in 2019. We paid approximately $1.2 million to 6267 Carpinteria Avenue, LLC in rent payments pursuant to the lease in 2011. The Audit Committee reviewed and approved the 2011 payments pursuant to the policy.

        Aircraft Lease Agreement.    In 2011, we entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. Through December 31, 2011, we incurred approximately $1.2 million of costs related to the agreement and we incurred approximately $0.2 million of costs related to the agreement during the first quarter of 2012.

        Registration Rights Agreement.    We entered into a registration rights agreement with the Marquez Trust in August 2006. Pursuant to the agreement, the trust has the right to demand that we register for resale some or all of its shares under the Securities Act of 1933, and will have the right to include some or all of its shares in registration statements we file, in each case subject to certain customary conditions, including the right of the underwriters to limit the number of shares included in any offering by us that is underwritten. The trust had the right to cause us to effect up to three registrations on Form S-1 and an unlimited number of registrations on Form S-3. In May 2007, we amended the agreement to permit the Marquez Foundation to include shares of our common stock in the registration statement on Form S-3 that was declared effective by the SEC in June 2007. Pursuant to the amendment, the number of registrations on Form S-1 the trust is permitted to require us to undertake was reduced from three to two. Neither the Marquez Trust nor the Marquez Foundation exercised any registration rights under the agreement in 2011, but the agreement remains in effect. The agreement was initially entered into prior to the adoption of our related person transaction policy, but the amendment was reviewed and approved pursuant to the policy.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Principal Accountants

        The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young for the 2010 and 2011 fiscal years.

	2010	2011
Audit fees(1)	$664,000	$649,800
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$664,000	$649,800

(1)
Audit fees include fees for the year-end audit and related quarterly reviews, issuance of comfort letters and consents.

Audit Committee Pre-Approval Policy

        The charter of the Audit Committee includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and permissible non-audit services, subject to any exception under Section 10A of the Exchange Act and the rules promulgated thereunder.

Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full committee at its next scheduled meeting. All of the services described in "Fees Paid to Principal Accountants" were approved by the Audit Committee pursuant to its pre-approval policies as in effect as of the relevant times.

Report of the Audit Committee

        Our management is responsible for the preparation of our financial statements and our independent registered public accounting firm, Ernst & Young, is responsible for auditing our annual financial statements and expressing an opinion as to whether they are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States. The Audit Committee is responsible for, among other things, reviewing and selecting our independent registered public accounting firm, reviewing our annual and interim financial statements and pre-approving all engagement letters and fees for auditing services.

        In the performance of its oversight function in connection with our financial statements as of and for the year ended December 31, 2011, the Audit Committee has:

  •
  Reviewed and discussed the audited financial statements with management and Ernst & Young—the Audit Committee's review included a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

  •
  Discussed with Ernst & Young the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, of the Auditing Standards Board of the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

  •
  Received the written disclosures and the letter from Ernst & Young regarding their communications with the Audit Committee concerning independence as required by the Public Company Accounting Oversight Board and discussed the independence of Ernst & Young with them; and

  •
  Reviewed and approved the services provided by Ernst & Young.

        Based upon the reports and discussions described above, and subject to the limitations on the roles and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board, and the Board approved, that the company's audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 15, 2012. The Audit Committee has appointed Ernst & Young as our independent registered public accounting firm for 2012.

                                                                                        AUDIT COMMITTEE:

                                                                                        J.C. "Mac" McFarland, Chairman

                                                                                        Joel L. Reed

                                                                                        Richard S. Walker

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Exhibits

Exhibits	Description
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ
Name:	Timothy M. Marquez
Title:	Chairman and Chief Executive Officer
Date:	April 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chairman and Chief Executive Officer (Principal Executive Officer)	April 24, 2012
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	April 24, 2012
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	April 24, 2012
/s/ DONNA L. LUCAS Donna L. Lucas	Director	April 24, 2012
/s/ J. C. MCFARLAND J. C. McFarland	Director	April 24, 2012
/s/ JOEL L. REED Joel L. Reed	Director	April 24, 2012
/s/ M. W. SCOGGINS M. W. Scoggins	Director	April 24, 2012
/s/ MARK A. SNELL Mark A. Snell	Director	April 24, 2012
/s/ RICHARD S. WALKER Richard S. Walker	Director	April 24, 2012