Form 10-Q
period 2012-03-31
Venoco, Inc.
filed 2012-05-01
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

         As of March 31, 2012, there were 61,466,483 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, anticipated pricing under sales contracts, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit facility and the proposed going-private transaction with our chairman and chief executive officer. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 and such things as:

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

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2012

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2011	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$23
Accounts receivable	30,017	29,810
Inventories	7,411	6,900
Other current assets	4,296	3,966
Commodity derivatives	47,768	5,398

Total current assets	97,657	46,097

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,971,499	2,031,739
Unproved	52,021	53,855
Accumulated depletion	(1,229,264)	(1,250,549)

Net oil and gas properties	794,256	835,045
Other property and equipment, net of accumulated depreciation and amortization of $16,176 and $17,148 at December 31, 2011 and March 31, 2012, respectively	16,209	15,726

Net property, plant and equipment	810,465	850,771

OTHER ASSETS:
Commodity derivatives	3,242	1,576
Deferred loan costs	15,320	14,819
Other	3,060	4,998

Total other assets	21,622	21,393

TOTAL ASSETS	$929,744	$918,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$46,254
Interest payable	21,854	6,182
Commodity and interest derivatives	2,490	23,714

Total current liabilities	77,442	76,150

LONG-TERM DEBT	686,958	694,141
COMMODITY AND INTEREST DERIVATIVES	308	6,682
ASSET RETIREMENT OBLIGATIONS	92,008	93,587

Total liabilities	856,716	870,560

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 61,596,405 and 61,466,483 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively)	616	615
Additional paid-in capital	443,470	446,082
Retained earnings (accumulated deficit)	(371,058)	(398,996)

Total stockholders' equity	73,028	47,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$929,744	$918,261

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2012
REVENUES:
Oil and natural gas sales	$78,319	$83,388
Other	871	1,975

Total revenues	79,190	85,363
EXPENSES:
Lease operating expense	21,676	24,450
Property and production taxes	1,548	1,615
Transportation expense	1,986	4,412
Depletion, depreciation and amortization	21,691	22,254
Accretion of asset retirement obligations	1,590	1,391
General and administrative, net of amounts capitalized	9,829	12,361

Total expenses	58,320	66,483

Income (loss) from operations	20,870	18,880
FINANCING COSTS AND OTHER:
Interest expense, net	12,697	15,711
Amortization of deferred loan costs	531	569
Interest rate derivative losses (gains), net	1,083	—
Loss on extinguishment of debt	1,357	—
Commodity derivative losses (gains), net	29,127	30,538

Total financing costs and other	44,795	46,818

Income (loss) before income taxes	(23,925)	(27,938)
Income tax provision (benefit)	—	—

Net income (loss)	$(23,925)	$(27,938)

Earnings per common share:
Basic	$(0.43)	$(0.47)
Diluted	$(0.43)	$(0.47)
Weighted average common shares outstanding:
Basic	56,159	58,910
Diluted	56,159	58,910

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2011	61,596	$616	$443,470	$(371,058)	$73,028
Issuance of stock for cash upon exercise of options	—	—	—	—	—
Issuance of restricted shares, net of cancellations	(137)	(1)	1	—	—
Share-based compensation	—	—	2,540	—	2,540
Issuance of common stock pursuant to Employee Stock Purchase Plan	7	—	71	—	71
Net income (loss)				(27,938)	(27,938)

BALANCE AT MARCH 31, 2012	61,466	$615	$446,082	$(398,996)	$47,701

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,925)	$(27,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	21,691	22,254
Accretion of asset retirement obligations	1,590	1,391
Share-based compensation	1,824	1,540
Amortization of deferred loan costs	531	569
Loss on extinguishment of debt	1,357	—
Amortization of bond discounts and other	162	183
Unrealized interest rate swap derivative (gains) losses	(40,064)	—
Unrealized commodity derivative (gains) losses and amortization of premiums	34,595	71,634
Changes in operating assets and liabilities:
Accounts receivable	(818)	207
Inventories	(354)	511
Other current assets	638	329
Other assets	229	(1,938)
Accounts payable and accrued liabilities	6,688	(14,154)
Net premiums paid on derivative contracts	(3,949)	—

Net cash provided by operating activities	195	54,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(66,907)	(69,184)
Acquisitions of oil and natural gas properties	(301)	(54)
Expenditures for other property and equipment	(414)	(496)

Net cash (used in) investing activities	(67,622)	(69,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	515,000	80,000
Principal payments on long-term debt	(505,311)	(73,000)
Payments for deferred loan costs	(9,578)	(67)
Proceeds from issuance of common stock	82,800	—
Stock issuance costs	(602)	—
Proceeds from stock incentive plans and other	1,692	71

Net cash provided by (used in) financing activities	84,001	7,004

Net increase (decrease) in cash and cash equivalents	16,574	(8,142)
Cash and cash equivalents, beginning of period	5,024	8,165

Cash and cash equivalents, end of period	$21,598	$23

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$3,742	$31,201
Cash paid (received) for income taxes	$—	$—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$17,413	$17,851
(Decrease) increase in accrued capital expenditures	$(2,959)	$(8,361)
Write off of deferred loan costs related to refinancing of notes	$1,312	$—

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

        Basis of Presentation    The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. All such adjustments are considered of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2011 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

        In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates.

        Income Taxes    The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

        The Company has net operating loss carryovers as of December 31, 2011 of $295.7 million for federal income tax purposes as a result of losses incurred before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2011 and March 31, 2012, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Three Months Ended March 31,
	2011	2012
Dilutive	—	—
Anti-dilutive	3,649	3,455

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2011	2012
Net income (loss)	$(23,925)	$(27,938)
Allocation of net income to unvested restricted stock	—	—

Net income (loss) allocated to common stock	$(23,925)	$(27,938)

Basic weighted average common shares outstanding	56,159	58,910
Add: dilutive effect of stock options	—	—

Diluted weighted average common shares outstanding	56,159	58,910

Basic earnings per common share	$(0.43)	$(0.47)
Diluted earnings per common share	$(0.43)	$(0.47)

        Related Party Transactions    The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by the Company's Chief Executive Officer, Timothy Marquez, and his wife. For the quarter ended March 31, 2012, the Company incurred approximately $0.2 million of costs related to the agreement. Including amounts incurred in 2011, at March 31, 2012, $0.9 million remains in accounts payable and accrued liabilities on the Company's balance sheet due to TimBer.

        Mr. Edward O'Donnell was appointed the COO of the Company in January 2012. Per the employment agreement entered into in connection with Mr. O'Donnell's appointment, the Company agreed to purchase his residence in Santa Barbara County, California to facilitate his relocation from California to Denver, Colorado. In February 2012, the Company purchased Mr. O'Donnell's residence for the appraised value of $1,600,000 and the Company reimbursed him $135,275 for the capital loss he incurred on the sale.

        Recent Events    On August 26, 2011, the Company's board of directors received a proposal from its chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is the beneficial owner of approximately 50.3% of Venoco's common stock. The Company's board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. On January 16, 2012, the Company announced that it had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares of which he is not the beneficial owner for $12.50 per share in cash. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of the unaffiliated shareholders) and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that it will be consummated.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Standards—In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current U.S. GAAP fair value measurement and disclosure guidance, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. The authoritative guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of the ASU, which has not resulted in a significant impact on the Company's financial statements other than additional disclosures.

        In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued to facilitate comparison between U.S. GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on the Company's financial position or results of operations, but will require enhanced disclosures regarding its derivative instruments.

2. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Revolving credit agreement due March 2016	$43,000	$50,000
11.50% senior notes due October 2017 (face value $150,000)	143,958	144,141
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	686,958	694,141
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$686,958	$694,141

        Revolving Credit Facility.    In April 2011, the Company entered into a fourth amended and restated credit agreement which increased the size of its revolving credit facility from $300 million to $500 million. The facility has a maturity date of March 31, 2016. The borrowing base (currently established at $200 million) is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. LONG-TERM DEBT (Continued)

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

        As of April 30, 2012, the Company had $60.0 million outstanding on the facility and had available borrowing capacity of $136.2 million under the facility, net of the outstanding balance and $3.8 million in outstanding letters of credit.

        8.875% Senior Notes.    In February 2011, the Company issued $500 million in 8.875% senior notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, the Company repaid in full the outstanding principal balance of $455.3 million on its second lien term loan. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. The Company may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, the Company may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit the Company's ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

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

        The Company was in compliance with all debt covenants at March 31, 2012.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At March 31, 2012, the balance of unamortized net derivative premiums paid was $4.6 million, of which $3.6 million and $1.0 million will be amortized in the remainder of 2012 and 2013, respectively.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Realized commodity derivative (gains) losses	$(5,468)	$(41,096)
Amortization of commodity derivative premiums	1,990	7,795
Unrealized commodity derivative (gains) losses for changes in fair value:	32,605	63,839

Commodity derivative (gains) losses	$29,127	$30,538

        During the first quarter of 2012, the Company unwound its then existing 2012 natural gas derivative contracts (including basis swaps) and received $41.2 million. The gain recognized is included in realized commodity derivative losses (gains).

        As of March 31, 2012, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index [NYMEX WTI ("WTI") (oil), Inter-Continental Exchange Brent ("Brent") (oil) or NYMEX Henry Hub (natural gas)].

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 – December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 – December 31, 2013:
Collars(1)	3,900	$81.79/$113.59	700	$90.00/$122.70	24,000	$3.50/$3.96
January 1 – December 31, 2014:
Collars	—	$—	—	$—	18,600	$3.75/$4.42
January 1 – December 31, 2015:
Collars	—	$—	—	$—	15,000	$3.75/$5.00

(1)
Reflects the impact of call spreads, purchased calls and sold puts, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company has also entered into certain oil basis swaps. The oil basis swaps fix the differential between the WTI crude price index and Brent. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked more closely with Brent prices than to WTI. The oil basis swaps the Company has entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The Company's oil basis swaps as of March 31, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)
Basis Swaps:
April 1 – December 31, 2012	Brent Crude	8,500	$6.82
January 1 – December 31, 2013	Brent Crude	3,900	$5.88

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

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to any amounts which may be outstanding under the Company's revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011.

        The components of interest rate derivative (gains) losses in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Realized interest rate derivative (gains) losses	$41,147	$—
Unrealized interest rate derivative (gains) losses	(40,064)	—

Interest rate derivative (gains) losses, net	$1,083	$—

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2011 and March 31, 2012 are summarized below. The net fair value of the Company's derivatives changed by $71.6 million from a net asset of $48.2 million at December 31, 2011 to a net liability of $23.4 million at March 31, 2012, primarily due (i) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2012. The Company does not offset asset and liability positions with the same counterparties within the financial statements, rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2011	March 31, 2012
Current Assets—Commodity derivatives:
Oil derivative contracts	$6,190	$946
Gas derivative contracts	41,578	4,452

	47,768	5,398

Other Assets—Commodity derivatives:
Oil derivative contracts	3,230	—
Gas derivative contracts	12	1,576

	3,242	1,576

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(2,490)	(23,714)
Gas derivative contracts	—	—

	(2,490)	(23,714)

Commodity and interest derivatives:
Oil derivative contracts	(308)	(6,580)
Gas derivative contracts	—	(102)

	(308)	(6,682)

Net derivative asset (liability)	$48,212	$(23,422)

4. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. FAIR VALUE MEASUREMENTS (Continued)

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2012 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2012
Assets (Liabilities):
Commodity derivative contracts	$—	$6,974	$—	$6,974
Commodity derivative contracts	—	(30,396)	—	(30,396)

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

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. FAIR VALUE MEASUREMENTS (Continued)

debt. All of the Company's financial instruments, except derivatives, are presented on the balance sheet at carrying value. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of the Company's revolving credit facility approximated fair value because the interest rate of the facility is variable (level 2 measurement). The fair value of the second lien term loan facility and the senior notes listed in the tables below were based on quoted market prices (level 1 inputs). The values in the table below are presented in thousands.

	December 31, 2011		March 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Commodity derivatives—Assets	$51,010	$51,010	$6,974	$6,974
Commodity derivatives—Liabilities	(2,798)	(2,798)	(30,396)	(30,396)
Revolving credit agreement	(43,000)	(43,000)	(50,000)	(50,000)
11.50% senior notes	(143,958)	(154,500)	(144,141)	(156,375)
8.875% senior notes	(500,000)	(455,000)	(500,000)	(458,750)

5. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations at inception (non-recurring fair value measurement) by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred (level 3 input), the Company's credit adjusted discount rates (level 2 input), inflation rates (level 2 input) and estimated dates of abandonment (level 3 inputs). The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Asset retirement obligations at beginning of period	$94,221	$92,508
Revisions of estimated liabilities	(75)	(273)
Liabilities incurred/acquired	979	461
Accretion expense	1,590	1,391

Asset retirement obligations at end of period	96,715	94,087
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(500)

Long-term asset retirement obligations	$96,215	$93,587

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

6. CAPITAL STOCK

        The Company had 65.6 million shares of common stock issued or reserved for issuance at March 31, 2012. At March 31, 2012, the Company had 61.5 million common shares issued and outstanding, of which 2.4 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At March 31, 2012, the Company had approximately 0.8 million options outstanding and 3.0 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan (the "ESPP").

7. SHARE-BASED PAYMENTS

        The Company has granted options to directors, certain employees and officers of the Company other than its CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of March 31, 2012, there are a total of 838,055 options outstanding with a weighted average exercise price of $13.48 ($6.00 to $20.00), all of which have vested. The options typically have a maximum life of 10 years.

        As of March 31, 2012, there were a total of 2,398,767 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 990,550 shares granted to its CEO. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,726,829 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

restricted shares subject to market conditions was derived using a Monte Carlo technique. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. The Company's total shareholder return for the measurement period of December 31, 2010 through December 31, 2011 was below the minimum threshold for vesting to occur. Therefore, none of the market based restricted shares vested for this measurement period and 118,318 shares were forfeited as they were in the fourth and final year of the vesting cycle.

        If Mr. Marquez is successful in his efforts to acquire all of the outstanding shares of the Company's common stock of which he is not the beneficial owner, the Company would become a private entity during 2012. Therefore, the Company is currently analyzing alternatives for a potential new long-term incentive equity award plan under a private company scenario to replace the existing Stock Plans. As a result, the Company has not issued, nor does it expect to issue annual grants of equity compensation in 2012 until the process related to Mr. Marquez's proposal is completed.

        As of March 31, 2012, there was $14.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted average period of 2.3 years. All compensation cost related to stock options has been recognized.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
General and administrative expense	$2,280	$2,220
Oil and natural gas production expense	370	320

Total share-based compensation costs	2,650	2,540
Less: share-based compensation costs capitalized	(826)	(1,000)

Share-based compensation expensed	$1,824	$1,540

        The following summarizes the Company's stock option activity for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price
Outstanding, start of period	846,055	$13.53
Granted	—	$—
Exercised	—	$—
Cancelled	(8,000)	$18.46

Outstanding, end of period	838,055	$13.48

Exercisable, end of period	838,055	$13.48

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's unvested restricted stock award activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	2,815,244	$11.35
Granted	1,500	$8.22
Vested	(279,602)	$11.30
Forfeited	(138,375)	$10.78

Non-vested, end of period	2,398,767	$11.38

        The Company also provides a non-compensatory ESPP, for which 1.4 million authorized shares of common stock remain available for issuance. Participation in the ESPP is open to all employees, other than executive officers, who meet limited qualifications. Under the terms of the ESPP, employees are able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees are limited to $25,000 of common stock purchased in any calendar year.

8. CONTINGENCIES

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date (the "Beverly Hills Lawsuits"). There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. A decision on the appeal is expected in 2012. The Company vigorously defended the actions, and will continue to do so until they are resolved.

        One of the Company's insurers currently is paying for the defense of the Beverly Hills Lawsuits under a reservation of its rights. If the insurer ceases to provide such defense and the Company is unsuccessful in enforcing its rights in any subsequent litigation, the Company may be required to bear

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. CONTINGENCIES (Continued)

the costs of the defense, and those costs may be material. If it ultimately is determined that the pollution exclusion or another exclusion contained in one or more of its policies applies, the Company will not have the protection of those policies with respect to any damages or settlement costs ultimately incurred in the lawsuits.

        Certain defendants and related parties have made claims for indemnity which the Company is disputing. An insurer for the City of Beverly Hills has filed suit against the Company and the Company's predecessors in interest seeking recovery of approximately $1.2 million spent by the insurer in defending the city in the Beverly Hills Lawsuits. The Company believes that this suit and other potential claims for indemnity are without merit.

        Based on the information known to the Company to date, the Company does not believe that it is probable that a material judgment against the Company in the Beverly Hills Lawsuits or the potential indemnity claims will result. Therefore, no liability has been accrued. If one or more of these matters are resolved in a manner adverse to the Company, and if insurance coverage is determined not to be applicable, their impact on the Company's results of operations, financial position and/or liquidity could be material.

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (SLC) filed suit against the Company in Santa Barbara County alleging that the Company underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The case has since been removed to Los Angeles County, California. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether the Company is entitled to deduct the cost of transporting oil from the South Ellwood Field to the point of sale in calculating the royalty. With respect to the oil price, the Company has paid royalties based on the price the Company actually received in arms-length transactions. The SLC contends that the Company should be paying royalties based on the higher of the price actually received and the highest "posted price" for oil sold in the Midway Sunset field, near Bakersfield, California. With respect to the deduction of transportation costs, the Company believes that state law allows the Company to adjust the sale price to reflect the cost of delivering the oil from the field to the point of sale. In February 2012 the Company filed a cross-complaint against the SLC alleging that the Company had overpaid royalties on oil and gas produced from the South Ellwood field by approximately $4.3 million. Most of the overpayment is attributable to the failure by the Company to deduct all transportation costs associated with marketing crude oil.

        The Company believes the position of the SLC is without merit and the Company intends to vigorously contest the suit and to enforce its right to receive a refund of royalties it may have overpaid. The Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011 Timothy Marquez, the chairman and chief executive officer of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he does not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. CONTINGENCIES (Continued)

Proposal. A fifth lawsuit filed in 2011, also in the Delaware Court of Chancery, named only Mr. Marquez as a defendant. On January 16, 2012, the Company announced it had entered into a merger agreement with Mr. Marquez and certain of his affiliates pursuant to which, at closing, each of the shareholders other than Mr. Marquez and his affiliates would receive $12.50 for each share of Company stock (the "Merger"). Following announcement of the merger agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. Each action seeks certification as a class action. Plaintiffs in both the Delaware and Colorado actions challenge the Merger and allege, among other things, that the consideration to be paid is inadequate. The complaints filed in Delaware were consolidated. The consolidated complaint seeks, among other relief, to enjoin defendants from consummating the Merger and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. On April 25, 2012 plaintiffs in the Delaware action withdraw their request for a preliminary injunction. The Company has reviewed the allegations contained in the complaints and believes they are without merit.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, with respect to these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

9. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2012. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2011

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$—	$—	$—	$8,165
Accounts receivble	29,492	137	388	—	30,017
Inventories	7,411	—	—	—	7,411
Other current assets	4,296	—	—	—	4,296
Commodity derivatives	47,768	—	—	—	47,768

TOTAL CURRENT ASSETS	97,132	137	388	—	97,657

PROPERTY, PLANT & EQUIPMENT, NET	980,041	(184,110)	14,534	—	810,465
COMMODITY DERIVATIVES	3,242	—	—	—	3,242
INVESTMENTS IN AFFILIATES	529,494	—	—	(529,494)	—
OTHER	18,320	60	—	—	18,380

TOTAL ASSETS	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$—	$—	$—	$53,098
Interest payable	21,854	—	—	—	21,854
Commodity and interest derivatives	2,490	—	—	—	2,490

TOTAL CURRENT LIABILITIES:	77,442	—	—	—	77,442

LONG-TERM DEBT	686,958	—	—	—	686,958
COMMODITY AND INTEREST DERIVATIVES	308	—	—	—	308
ASSET RETIREMENT OBLIGATIONS	89,604	1,733	671	—	92,008
INTERCOMPANY PAYABLES (RECEIVABLES)	700,889	(652,294)	(48,595)	—	—

TOTAL LIABILITIES	1,555,201	(650,561)	(47,924)	—	856,716

TOTAL STOCKHOLDERS' EQUITY	73,028	466,648	62,846	(529,494)	73,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT MARCH 31, 2012

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23	$—	$—	$—	$23
Accounts receivable	28,720	129	961	—	29,810
Inventories	6,900	—	—	—	6,900
Other current assets	3,966	—	—	—	3,966
Commodity derivatives	5,398	—	—	—	5,398

TOTAL CURRENT ASSETS	45,007	129	961	—	46,097

PROPERTY, PLANT & EQUIPMENT, NET	1,014,952	(184,112)	19,931	—	850,771
COMMODITY DERIVATIVES	1,576	—	—	—	1,576
INVESTMENTS IN AFFILIATES	532,330	—	—	(532,330)	—
OTHER	19,757	60	—	—	19,817

TOTAL ASSETS	$1,613,622	$(183,923)	$20,892	$(532,330)	$918,261

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,254	$—	$—	$—	$46,254
Interest payable	6,182	—	—	—	6,182
Commodity and interest derivatives	23,714	—	—	—	23,714

TOTAL CURRENT LIABILITIES:	76,150	—	—	—	76,150

LONG-TERM DEBT	694,141	—	—	—	694,141
COMMODITY AND INTEREST DERIVATIVES	6,682	—	—	—	6,682
ASSET RETIREMENT OBLIGATIONS	91,140	1,767	680	—	93,587
INTERCOMPANY PAYABLES (RECEIVABLES)	697,808	(652,644)	(45,164)	—	—

TOTAL LIABILITIES	1,565,921	(650,877)	(44,484)	—	870,560

TOTAL STOCKHOLDERS' EQUITY	47,701	466,954	65,376	(532,330)	47,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,613,622	(183,923)	20,892	$(532,330)	$918,261

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$83,015	$373	$—	$—	$83,388
Other	1,485	13	2,228	(1,751)	1,975

Total revenues	84,500	386	2,228	(1,751)	85,363

EXPENSES:
Lease operating expenses	24,057	20	373	—	24,450
Production and property taxes	1,615	—	—	—	1,615
Transportation expense	6,076	—	—	(1,664)	4,412
Depletion, depreciation and amortization	22,083	26	145	—	22,254
Accretion of asset retirement obligations	1,348	34	9	—	1,391
General and administrative, net of amounts capitalized	12,323	—	125	(87)	12,361

Total expenses	67,502	80	652	(1,751)	66,483

Income (loss) from operations	16,998	306	1,576	—	18,880
FINANCING COSTS AND OTHER:
Interest expense, net	16,664	—	(953)	—	15,711
Amortization of deferred loan costs	569	—	—	—	569
Commodity derivative losses (gains), net	30,538	—	—	—	30,538

Total financing costs and other	47,771	—	(953)	—	46,818

Equity in subsidiary income	1,758	—	—	(1,758)	—

Income (loss) before income taxes	(29,015)	306	2,529	(1,758)	(27,938)
Income tax provision (benefit)	(1,077)	116	961	—	—

Net income (loss)	$(27,938)	$190	$1,568	$(1,758)	$(27,938)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$52,105	$373	$2,110	$—	$54,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(63,627)	(23)	(5,534)	—	(69,184)
Acquisitions of oil and natural gas properties	(54)	—	—	—	(54)
Expenditures for property and equipment and other	(496)	—	—	—	(496)

Net cash provided by (used in) investing activities	(64,177)	(23)	(5,534)	—	(69,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(3,074)	(350)	3,424	—	—
Proceeds from long-term debt	80,000	—	—	—	80,000
Principal payments on long-term debt	(73,000)	—	—	—	(73,000)
Payments for deferred loan costs	(67)	—	—	—	(67)
Proceeds from stock incentive plans and other	71	—	—	—	71

Net cash provided by (used in) financing activities	3,930	(350)	3,424	—	7,004

Net increase (decrease) in cash and cash equivalents	(8,142)	—	—	—	(8,142)
Cash and cash equivalents, beginning of period	8,165	—	—	—	8,165

Cash and cash equivalents, end of period	$23	$—	$—	$—	$23

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

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

Recent Events

        In August 2011, our board of directors received a proposal from our Chairman and CEO, Timothy Marquez, to acquire all of the outstanding shares of our common stock of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is currently the beneficial owner of approximately 50.3% of the common stock. The board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. In January 2012, we announced that we had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares he does not beneficially own for $12.50 per share in cash, a transaction we refer to as the going private transaction. The special committee also announced that it unanimously concluded that the going private transaction was in the best interest of the Company's minority shareholders. As a result, the agreement was approved by the full board of directors, with Mr. Marquez abstaining. Completion of the transaction is subject to certain closing conditions, including procurement of financing, receipt of shareholder approval (including approval by a majority of unaffiliated shareholders) and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that this transaction will be consummated. See the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our 2012 development, exploitation and exploration capital expenditure budget is $255 million, of which approximately $61.9 million has been incurred in the first three months of 2012. Our current budget reflects $223 million or 87% to be deployed in Southern California and $32 million or 13% in the Sacramento Basin. Of the $223 million allocated to

Southern California, approximately $100 million is expected to be deployed to onshore Monterey shale activities with the remainder going to activities at legacy Southern California fields. The aggregate levels of capital expenditures for 2012, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2012 capital spending program to date and the current outlook for the remainder of 2012 based on our current budget.

Southern California—Legacy Fields

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. The field has not been fully delineated offshore or fully developed onshore. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. Our 2012 capital expenditure budget includes plans to drill seven wells. During the first quarter, we spud three wells and completed three wells, including two wells that were spud in 2011.

        In the Sockeye field, we plan to drill three wells during the first half of the year. One of these wells was spud during the first quarter and completed early in the second quarter.

        At the South Ellwood field, we plan to drill four wells during 2012. The first of these wells was spud late in the first quarter and is currently being completed.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations during January 2012.

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

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through the first quarter of 2012, we have spud 26 wells and have set casing on 22 of those wells. We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas (the Sevier field in the San Joaquin Basin and the South Salinas field in the Salinas Valley), however, to date, we have not seen material levels of production or reserves from the program. Based on the data we have gathered and the results we have seen to date at the Sevier field, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

        Our 2012 capital expenditure budget includes plans to drill 15 to 20 wells at Sevier, where we currently have one rig operating. During the first quarter of 2012 we spud two wells at Sevier and also completed two wells including one well spud during the fourth quarter of 2011. Additionally, we plan to study our onshore Monterey wells drilled in 2010 and 2011 for recompletion opportunities. We also plan to collect 3D seismic data at Sevier and Salinas Valley during 2012.

Sacramento Basin

        We have reduced our activity levels in the Sacramento Basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects including Monterey shale activities. Our 2012 capital expenditure budget contemplates a continuation of this strategy, and includes plans to drill five wells and perform 180 recompletions and seven fracs in the basin. During the first quarter of 2012, we spud three wells and performed 95 recompletions. We anticipate the activity levels contemplated in our 2012 budget will result in average daily production which is lower than 2011 average daily production from the basin. We would expect to return to a focus on growth in the basin when natural gas prices improve. At that time we would expect to continue to pursue our infill drilling program in the greater Grimes and Willows fields and to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs.

Acquisitions and Divestitures

        We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of April 30, 2012, we had hedge contract floors covering 8,500 barrels of oil per day and 29.5 million cubic feet of natural gas per day for 2012. We have also secured hedge contracts for portions of our 2013, 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities. Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). We have also entered into a new sales contract related to oil produced from our South Ellwood field with terms more favorable than the previous contract because, effective January 31, 2012, we are able to deliver our oil through a common carrier pipeline rather than via barge.

        Expected Production.    As a result of higher oil prices and sustained depressed natural gas prices, we have emphasized our oil projects in Southern California relative to our natural gas projects in the Sacramento Basin in our 2012 capital expenditures budget. We have allocated approximately 48% of our planned capital expenditures to our legacy Southern California fields and 39% to our onshore Monterey shale program. Given our expected increase in capital spending related to our oil producing legacy Southern California assets in 2012, we expect the production ratio of oil to natural gas to increase in 2012 relative to 2011. We also expect overall production in 2012 to be similar to production in 2011 on a BOE basis. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale, and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $15.42 per BOE for the first quarter of 2012 were higher than our full year 2011 results of $14.64 per BOE. We expect our 2012 LOE per BOE to be higher relative to 2011 primarily as a result of a continued shift in our focus to oil projects as compared to natural gas projects. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        Property and Production Taxes.    Property and production taxes of $1.02 per BOE for the first quarter of 2012 were relatively flat when compared to our full year 2011 results of $0.99 per BOE. We expect our 2012 property and production taxes to remain relatively flat on a per BOE basis compared to our 2011 results. As with lease operating expenses, our expectations with respect to future property and production taxes are subject to numerous risks and uncertainties.

        Transportation Expenses.    Transportation expenses were $2.78 per BOE for the first quarter of 2012 compared to $1.45 per BOE for the full year 2011.The increase in the per BOE expense in the first quarter of 2012 is primarily due to the accrual for expected exit costs related to the barge operation that we historically used to transport oil produced from our South Ellwood field. Because we now transport our South Ellwood oil via a common carrier onshore pipeline and have eliminated the use of the barge, we expect that our full year transportation expenses in 2012 will be lower than 2011.

        General and Administrative Expenses.    General and administrative expenses increased to $5.37 per BOE (excluding share-based compensation charges of $0.77 per BOE and costs of $1.66 per BOE related to the potential going private transaction) in the first quarter of 2012 compared to $4.96 per BOE for 2011 (excluding share-based compensation charges of $0.88 per BOE and costs of $0.26 per BOE related to the potential going private transaction). Excluding share-based compensation charges and going private related charges, on a per BOE basis, we expect our G&A costs to increase in 2012 compared to 2011. As with our lease operating expenses and property and production taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first quarter of 2012 of $14.03 per BOE increased from our full year 2011 DD&A of $13.35 per BOE. We expect our 2012 DD&A to increase on a per BOE basis compared to our full year 2011 results. As with lease operating expenses, property and production taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2011 and March 31, 2012 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three months ended March 31, 2011 and 2012. This information reflects the actual historical results of our operations. No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended March 31,
	2011	2012
Production Volume:
Oil (MBbls)(1)	608	641
Natural gas (MMcf)	5,972	5,668
MBOE	1,603	1,586
Daily Average Production Volume:
Oil (Bbls/d)	6,756	7,044
Natural gas (Mcf/d)	66,356	62,286
BOE/d	17,815	17,425
Oil Price per Bbl Produced (in dollars):
Realized price	$86.38	$98.66
Realized commodity derivative gain (loss)	(1.51)	(5.75)

Net realized price	$84.87	$92.91

Natural Gas Price per Mcf (in dollars):
Realized price	$4.03	$2.76
Realized commodity derivative gain (loss)(2)	1.07	0.63

Net realized price	$5.10	$3.39

Expense per BOE:
Lease operating expenses	$13.52	$15.42
Property and production taxes	0.97	1.02
Transportation expenses	1.24	2.78
Depreciation, depletion and amortization	13.53	14.03
General and administrative expense(3)	6.13	7.79
Interest expense	7.92	9.91

(1)
Amounts shown are oil production volumes for offshore properties and sales volumes for onshore properties (differences between onshore production and sales volumes are minimal). Revenue accruals are adjusted for actual sales volumes since offshore oil inventories can vary significantly from month to month based on pipeline inventories, oil pipeline sales nominations, and prior to February 2012, the timing of barge deliveries and oil in tanks.

(2)
The realized commodity derivative gain (loss) for the three months ended March 31, 2012 excludes the gain of $41.2 million resulting from early settlement of gas hedges in the first quarter of 2012.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $5.1 million (6%) in the first quarter of 2012 to $83.4 million compared to $78.3 million in the first quarter of 2011. Sales in the first quarter of 2012 were primarily affected by higher oil prices and higher oil production compared to the first quarter of 2011, partially offset by lower natural gas prices and lower natural gas production in the first quarter of 2012, as described below.

        Oil sales increased by $13.4 million (25%) in the first quarter of 2012 to $67.7 million compared to $54.3 million in the first quarter of 2011. Oil production increased by 5%, with production of 641 MBbls in the first quarter of 2012 compared to 608 MBbls in the first quarter of 2011. The increase is primarily due to higher production at our West Montalvo field, resulting from successful drilling activity which began in the latter half of 2011 and continued through the first quarter of 2012. This increase was partially offset by a decline at our Dos Cuadras field due to a pipeline replacement project which required certain wells to be off-line for a portion of quarter. Our average realized price for oil increased $12.28 per Bbl (14%) from $86.38 per Bbl in the first quarter of 2011 to $98.66 per Bbl for the first quarter of 2012.

        Natural gas sales decreased $8.5 million (35%) in the first quarter of 2012 to $15.6 million compared to $24.1 million in the first quarter of 2011. Natural gas production decreased by 5% in the first quarter of 2012, with production of 5,668 MMcf compared to 5,972 MMcf in the first quarter of 2011. The decrease is primarily the result of (i) the natural production decline of wells in the Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and the first quarter of 2012 resulting from our reduced focus on natural gas projects due to the depressed natural gas price environment. Our average realized price for natural gas decreased $1.27 per Mcf (32%) from $4.03 per Mcf in the first quarter of 2011 to $2.76 per Mcf in the first quarter of 2012.

        Other Revenues.    Other revenues increased $1.1 million (127%) in the first quarter of 2012 to $2.0 million compared to $0.9 million in the first quarter of 2011. The increase is primarily the result of higher barge sub-charter activity in the first quarter of 2012 compared to the first quarter of 2011.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $2.8 million (13%) to $24.5 million in the first quarter of 2012 from $21.7 million in the first quarter of 2011. On a per unit basis, LOE increased by $1.90 per BOE from $13.52 in the first quarter of 2011 to $15.42 in the first quarter of 2012. The increase in LOE is primarily due to non-recurring maintenance performed at Platform Gail and Platform Holly in the first quarter of 2012.

        Property and Production Taxes.    Property and production taxes remained relatively constant at $1.6 million in the first quarter of 2012 compared to $1.5 million in the first quarter of 2011. On a per BOE basis, property and production taxes increased slightly from $0.97 per BOE in the first quarter of 2011 to $1.02 per BOE in the first quarter of 2012.

        Transportation Expenses.    Transportation expenses increased $2.4 million (122%) to $4.4 million in the first quarter of 2012 compared to $2.0 million in the first quarter of 2011. The increase is primarily due to (i) the accrual of exit costs related to elimination of the barge operation which formerly transported oil produced from our South Ellwood field and (ii) higher costs related to barge sub-charter activities in the first quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was relatively consistent between periods at $22.3 million in the first quarter of 2012 and $21.7 million in the first quarter of 2011. DD&A expense on a per unit basis increased by $0.50 per BOE from $13.53 per BOE for the first quarter of 2011 to $14.03 per BOE for the first quarter of 2012.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.4 million in the first quarter of 2012 compared to $1.6 million in the first quarter of 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2012
General and administrative costs	$14,143	$14,818
Share-based compensation costs	2,280	2,220
Going private related costs (none capitalized)	—	2,628
General and administrative costs capitalized	(6,594)	(7,305)

General and administrative expense	$9,829	$12,361

        G&A expenses increased $2.6 million (26%) from $9.8 million in the first quarter of 2011 to $12.4 million in the first quarter of 2012. The increase is primarily due to costs incurred related to the potential going private transaction. Excluding the effect of the non-cash share based compensation expense and going private related costs, G&A expense increased to $5.37 per BOE in the first quarter of 2012 from $5.22 per BOE in the first quarter of 2011.

        Interest Expense, Net.    Interest expense, net of interest income, increased $3.0 million (24%) from $12.7 million in the first quarter of 2011 to $15.7 million in the first quarter of 2012. The increase was primarily the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during a portion of the first quarter of 2011, averaged approximately 4.3% per annum during the period it was outstanding.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.6 million in the first quarter of 2012 compared to $0.5 million in the first quarter of 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

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

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2012
Realized commodity derivative (gains) losses	$(5,468)	$(41,096)
Amortization of commodity derivative premiums	1,990	7,795
Unrealized commodity derivative (gains) losses for changes in fair value	32,605	63,839

Commodity derivative (gains) losses	$29,127	$30,538

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the first quarter of 2012 and the same period in 2011 reflect the settlement of contracts at prices below the relevant strike prices. In addition, we unwound certain natural gas contracts in the first quarter of 2012 and realized a gain of $41.2 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts. We recognized derivative premium amortization expense of $6.6 million related to the natural gas contracts that were unwound during the first quarter of 2012.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended March 31, 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for the first quarter of 2012 was $27.9 million compared to net loss of $23.9 million for the same period in 2011. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Cash provided by operating activities	$195	$54,588
Cash (used in) provided by investing activities	(67,622)	(69,734)
Cash (used in) provided by financing activities	84,001	7,004

        Net cash provided by operating activities was $54.6 million in the first three months of 2012 compared with $0.2 million in the 2011 period. Cash flows from operating activities in the first three months of 2012 as compared with the 2011 period were positively impacted by the realized gain of

$41.2 million from the early settlement of natural gas derivative contracts, higher oil prices and higher oil production, partially offset by lower natural gas prices and lower natural gas production. Cash flows from operating activities in the first three months of 2011 were unfavorably impacted by the settlement of our interest rate derivative contracts for $38.1 million.

        Net cash used in investing activities was $69.7 million in the first three months of 2012 compared with $67.6 million in the 2011 period. The primary investing activities in the first three months of 2012 were $69.2 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in the first three months of 2011 were $66.9 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash provided by financing activities was $7.0 million in the first three months of 2012 compared with $84.0 million during the 2011 period. The primary financing activities in the first three months of 2012 were $7.0 million in net borrowings under our revolving credit facility. The primary financing activities in the first three months of 2011 were related to two capital raising transactions we completed during the period. First, we issued 4.6 million shares of common stock at a price to the public of $18.75 per share. We received net proceeds of approximately $82.2 million from the equity offering after deducting offering-related expenses. Second, we issued $500 million of 8.875% senior unsecured notes which are due in February 2019. We received net proceeds of approximately $490.3 million from the notes offering, after deducting offering-related expenses. The proceeds from the two transactions were used to repay the outstanding principal of $455.3 million and accrued interest of $1.6 million related to our second lien term loan, settle the related interest rate swap contracts for $38.1 million (described above in operating activities) and repay the then outstanding balance of $45.0 million on our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2012 exploration, exploitation and development capital expenditure budget is $255 million, of which we have incurred $61.9 million in the first quarter of 2012. We expect to fund our 2012 capital expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. Additionally, we continue to pursue joint venture transactions related to our onshore Monterey shale acreage and potential sales of non-core assets. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing.

        Revolving Credit Facility.    In April 2011, we entered into a fourth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities and debt to EBITDA. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is one to one; the maximum ratio of debt to EBITDA (as defined in the agreement) is four to one. While we do not expect to be in violation of any of our debt covenants in the next 12 months, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by a borrowing base, which is currently established at $200.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of April 30, 2012, we have $60.0 million outstanding under the facility and $136.2 million in available borrowing capacity, net of the outstanding balance and $3.8 million of outstanding letters of credit.

        8.875% Senior Notes.    In February 2011, we issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, we repaid in full the outstanding principal balance of $455.3 million on our second lien term loan. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. We may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, we may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

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

Off-Balance Sheet Arrangements

        At March 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of March 31, 2012, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index [WTI (oil), Brent (oil) or NYMEX Henry Hub (natural gas)].

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
April 1 – December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 – December 31, 2013:
Collars(1)	3,900	$81.79/$113.59	700	$90.00/$122.70	24,000	$3.50/$3.96
January 1 – December 31, 2014:
Collars	—	$—	—	$—	18,600	$3.75/$4.42
January 1 – December 31, 2015:
Collars	—	$—	—	$—	15,000	$3.75/$5.00

(1)
Reflects the impact of call spreads, purchased calls and sold puts, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil basis swaps. The oil basis swaps fix the differential between the WTI crude price index and the Brent crude price index. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. Our oil basis swaps as of March 31, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)
Basis Swaps:
April 1 – December 31, 2012	Brent Crude	8,500	$6.82
January 1 – December 31, 2013	Brent Crude	3,900	$5.88

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2012 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jan 1 – Dec 31, 12
Call (purchased)	Bank of Montreal	NYMEX	2,000	$121.10	Jan 1 – Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Jan 1 – Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Jan 1 – Dec 31, 12
Collar	Scotia Capital	NYMEX	1,000	$85.00/$120.10	Jan 1 – Dec 31, 12
Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Jan 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Apr 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Apr 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Apr 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Apr 1 – Dec 31, 12
Collar	Credit Suisse	NYMEX	1,500	$80.00/$110.00	Jan 1 – Dec 31, 13
Collar	Credit Suisse	NYMEX	1,400	$85.00/$120.00	Jan 1 – Dec 31, 13
Collar	BNP Paribas	NYMEX	1,000	$80.00/$110.00	Jan 1 – Dec 31, 13
Collar	Scotia Capital	ICE Brent	700	$90.00/$122.70	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 – Dec 31, 13

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Swap	Credit Suisse	NYMEX	17,500	$3.00	Apr 1 – Dec 31, 12
Swap	Key Bank	NYMEX	12,000	$3.00	Apr 1 – Dec 31, 12
Collar	Key Bank	NYMEX	24,000	$3.50/$3.96	Jan 1 – Dec 31, 13
Collar	Credit Suisse	NYMEX	18,600	$3.75/$4.42	Jan 1 – Dec 31, 14
Collar	Scotia Capital	NYMEX	15,000	$3.75/$5.00	Jan 1 – Dec 31, 15

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of March 31, 2012, the fair value of our commodity derivatives was a net liability of $23.4 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $0.5 million on our variable rate borrowings of $50.0 million related to our revolving credit facility as of March 31, 2012.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2012.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Timothy Marquez, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

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
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2012

VENOCO, INC.
By:	/s/ TIMOTHY M. MARQUEZ Name: Timothy M. Marquez Title: Chairman and Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer