Form 10-Q
period 2012-06-30
Venoco, Inc.
filed 2012-08-08
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

         As of June 30, 2012, there were 61,462,443 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, and our future compliance with covenants under our revolving credit facility. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 and such things as:

  •
  changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks related to our level of indebtedness and potential future financing transactions that could increase those risks;

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

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2012

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2011	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$19
Accounts receivable	30,017	28,717
Inventories	7,411	6,884
Other current assets	4,296	2,677
Commodity derivatives	47,768	4,806

Total current assets	97,657	43,103

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,971,499	2,072,112
Unproved	52,021	57,094
Accumulated depletion	(1,229,264)	(1,270,817)

Net oil and gas properties	794,256	858,389
Other property and equipment, net of accumulated depreciation and amortization of $16,176 and $18,099 at December 31, 2011 and June 30, 2012, respectively	16,209	15,908

Net property, plant and equipment	810,465	874,297

OTHER ASSETS:
Commodity derivatives	3,242	775
Deferred loan costs	15,320	14,270
Other	3,060	5,368

Total other assets	21,622	20,413

TOTAL ASSETS	$929,744	$937,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$52,159
Interest payable	21,854	21,311
Commodity derivatives	2,490	10,555

Total current liabilities	77,442	84,025

LONG-TERM DEBT	686,958	689,329
COMMODITY DERIVATIVES	308	7,552
ASSET RETIREMENT OBLIGATIONS	92,008	92,568

Total liabilities	856,716	873,474

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 61,596,405 and 61,462,443 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively)	616	615
Additional paid-in capital	443,470	448,174
Retained earnings (accumulated deficit)	(371,058)	(384,450)

Total stockholders' equity	73,028	64,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$929,744	$937,813

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
REVENUES:
Oil and natural gas sales	$85,918	$80,936	$164,237	$164,324
Other	1,371	1,563	2,242	3,538

Total revenues	87,289	82,499	166,479	167,862
EXPENSES:
Lease operating expense	21,000	20,093	42,676	44,543
Property and production taxes	1,439	5,302	2,987	6,917
Transportation expense	2,670	257	4,656	4,669
Depletion, depreciation and amortization	21,713	21,213	43,404	43,467
Accretion of asset retirement obligations	1,608	1,450	3,198	2,841
General and administrative, net of amounts capitalized	8,824	9,869	18,653	22,230

Total expenses	57,254	58,184	115,574	124,667

Income (loss) from operations	30,035	24,315	50,905	43,195
FINANCING COSTS AND OTHER:
Interest expense, net	15,976	15,880	28,673	31,591
Amortization of deferred loan costs	592	585	1,123	1,154
Interest rate derivative losses (gains), net	—	—	1,083	—
Loss on extinguishment of debt	—	—	1,357	—
Commodity derivative losses (gains), net	(5,556)	(6,696)	23,571	23,842

Total financing costs and other	11,012	9,769	55,807	56,587

Income (loss) before income taxes	19,023	14,546	(4,902)	(13,392)
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$19,023	$14,546	$(4,902)	$(13,392)

Earnings per common share:
Basic	$0.31	$0.24	$(0.08)	$(0.23)
Diluted	$0.31	$0.24	$(0.08)	$(0.23)
Weighted average common shares outstanding:
Basic	58,718	59,106	57,446	59,008
Diluted	58,843	59,170	57,446	59,008

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2011	61,596	$616	$443,470	$(371,058)	$73,028
Issuance of restricted shares, net of cancellations	(147)	(1)	1	—	—
Share-based compensation	—	—	4,570	—	4,570
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Net income (loss)	—	—	—	(13,392)	(13,392)

BALANCE AT JUNE 30, 2012	61,462	$615	$448,174	$(384,450)	$64,339

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,902)	$(13,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	43,404	43,467
Accretion of asset retirement obligations	3,198	2,841
Share-based compensation	3,403	2,748
Amortization of deferred loan costs	1,123	1,154
Amortization of bond discounts and other non-cash interest	328	371
Loss on extinguishment of debt	1,357	—
Unrealized interest rate swap derivative losses (gains)	(40,064)	—
Unrealized commodity derivative losses (gains) and amortization of premiums	32,546	71,724
Changes in operating assets and liabilities:
Accounts receivable	(582)	1,775
Inventories	(1,195)	596
Other current assets	1,914	1,608
Income taxes receivable	807	—
Other assets	209	(2,308)
Accounts payable and accrued liabilities	11,993	333
Net premiums paid on derivative contracts	(3,950)	(10,986)

Net cash provided by operating activities	49,589	99,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(131,830)	(132,039)
Acquisitions of oil and natural gas properties	(209)	(235)
Expenditures for other property and equipment	(805)	(1,211)
Proceeds from sale of oil and natural gas properties	—	23,368

Net cash (used in) provided by investing activities	(132,844)	(110,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	515,000	140,000
Principal payments on long-term debt	(505,311)	(138,000)
Payments for deferred loan costs	(12,378)	(93)
Proceeds from issuance of common stock	82,800	—
Stock issuance costs	(632)	—
Proceeds from stock incentive plans and other	1,775	133

Net cash (used in) provided by financing activities	81,254	2,040

Net increase (decrease) in cash and cash equivalents	(2,001)	(8,146)
Cash and cash equivalents, beginning of period	5,024	8,165

Cash and cash equivalents, end of period	$3,023	$19

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$12,516	$31,764
Cash paid (refunded) for income taxes	$(807)	—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$19,229	$24,553
Increase (decrease) in accrued capital expenditures	$(1,143)	(1,659)

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

        The Company has net operating loss carryovers as of December 31, 2011 of $295.7 million for federal income tax purposes as a result of losses incurred before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2011 and June 30, 2012, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

        The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Dilutive	3,290	2,570	—	—
Anti-dilutive	556	622	3,748	3,323

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income (loss)	$19,023	$14,546	$(4,902)	$(13,392)
Allocation of net income to unvested restricted stock	(907)	(557)	—	—

Net income (loss) allocated to common stock	$18,116	$13,989	$(4,902)	$(13,392)

Basic weighted average common shares outstanding	58,718	59,106	57,446	59,008
Add: dilutive effect of stock options	125	64	—	—

Diluted weighted average common shares outstanding	58,843	59,170	57,446	59,008

Basic earnings per common share	$0.31	$0.24	$(0.08)	$(0.23)
Diluted earnings per common share	$0.31	$0.24	$(0.08)	$(0.23)

        Related Party Transactions    The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by the Company's executive chairman and former chief executive officer, Timothy Marquez, and his wife. For the six months ended June 30, 2012, the Company incurred approximately $0.4 million of costs related to the agreement. At June 30, 2012, $1.2 million remains in accounts payable and accrued liabilities due to TimBer, including amounts incurred in 2011.

        Mr. Edward O'Donnell was appointed the COO of the Company in January 2012 and CEO in August 2012. Per the employment agreement entered into in connection with Mr. O'Donnell's appointment, the Company agreed to purchase his residence in Santa Barbara County, California to facilitate his relocation from California to Denver, Colorado. In February 2012, the Company purchased Mr. O'Donnell's residence for the appraised value of $1,600,000.

        Recent Events    On August 26, 2011, the Company's board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is the beneficial owner of approximately 50.3% of Venoco's common stock. The Company's board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. On January 16, 2012, the Company announced that it had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares of which he is not the beneficial owner for $12.50 per share in cash. On June 5, 2012, the shareholders (including a majority of the unaffiliated shareholders) approved the merger. Completion of the transaction is subject to certain closing conditions, including procurement of financing and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that it will be consummated.

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

2. ACQUISITIONS AND SALES OF PROPERTIES

        In May 2012, the Company sold its interests in the Santa Clara Avenue field in Southern California for $23.4 million (after closing adjustments). The Company applied $20 million of the proceeds to pay down the existing balance on its revolving credit facility. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Revolving credit agreement due March 2016	$43,000	$45,000
11.50% senior notes due October 2017 (face value $150,000)	143,958	144,329
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	686,958	689,329
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$686,958	$689,329

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

        As of August 6, 2012, the Company had $60.0 million outstanding on the facility and had available borrowing capacity of $136.2 million under the facility, net of the outstanding balance and $3.8 million in outstanding letters of credit.

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

        The Company was in compliance with all debt covenants at June 30, 2012.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At June 30, 2012, the balance of unamortized net derivative premiums paid was $13.4 million, of which $2.3 million will be amortized in the remainder of 2012 and $3.7 million will be amortized in each of the years from 2013 through 2015.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Realized commodity derivative (gains) losses	$(3,507)	$(6,786)	$(8,975)	$(47,882)
Amortization of commodity derivative premiums	1,990	2,224	3,980	10,019
Unrealized commodity derivative (gains) losses for changes in fair value:	(4,039)	(2,134)	28,566	61,705

Commodity derivative (gains) losses	$(5,556)	$(6,696)	$23,571	$23,842

        During the second quarter of 2012, the Company unwound certain of its then existing oil and natural gas derivative contracts and received $11.0 million. When combined with the amounts received in the first quarter of 2012 of $41.2 million, the Company received a total of $52.2 million during the first half of 2012 related to the unwinding of existing oil and natural gas hedges. The Company also unwound certain oil contracts in the second quarter of 2011 for which it received $2.0 million. The gains recognized are included in realized commodity derivative losses (gains).

        As of June 30, 2012, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the agreement price and the price per the applicable index (NYMEX WTI ("WTI") (oil), Inter-Continental Exchange Brent ("Brent") (oil) or NYMEX Henry Hub (natural gas)).

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 – December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 – December 31, 2013:
Swaps	—	$—	—	$—	24,000	$3.47
Collars	—	$—	4,600	$90.00/$102.47	—	$—
January 1 – December 31, 2014:
Swaps	—	$—	—	$—	18,600	$3.82
Collars	—	$—	4,100	$90.00/$98.59	—	$—
January 1 – December 31, 2015:
Collars	—	$—	3,675	$90.00/$98.95	15,000	$3.50/$4.66

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and Brent. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked more closely with Brent prices than to WTI. The oil basis swaps the Company has entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price,

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the index on which the majority of the Company's natural gas is sold. The Company's oil and natural gas basis swaps as of June 30, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
July 1 – December 31, 2012	Brent Crude	8,500	$6.82	—	—	$—
January 1 – December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	24,000	$0.24
January 1 – December 31, 2014	—	—	$—	PG&E Citygate	18,600	$0.24
January 1 – December 31, 2015	—	—	$—	PG&E Citygate	15,000	$0.24

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

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to any amounts which may be outstanding under the Company's revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011. The Company incurred a realized loss of $41.1 million and an unrealized gain of $40.0 million in the six months ended June 30, 2011, under its interest rate derivative contracts. These amounts are reported in interest rate derivative (gains) losses on the consolidated statements of operations.

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2011 and June 30, 2012 are summarized below. The net fair value of the Company's derivatives changed by $60.7 million from a net asset of $48.2 million at December 31, 2011 to a net liability of $12.5 million at June 30, 2012, primarily due (i) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2012. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2011	June 30, 2012
Current Assets—Commodity derivatives:
Oil derivative contracts	$6,190	$4,578
Gas derivative contracts	41,578	228

	47,768	4,806

Other Assets—Commodity derivatives:
Oil derivative contracts	3,230	775
Gas derivative contracts	12	—

	3,242	775

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(2,490)	(10,081)
Gas derivative contracts	—	(474)

	(2,490)	(10,555)

Commodity and interest derivatives:
Oil derivative contracts	(308)	(5,140)
Gas derivative contracts	—	(2,412)

	(308)	(7,552)

Net derivative asset (liability)	$48,212	$(12,526)

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2012 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of June 30, 2012
Assets (Liabilities):
Commodity derivative contracts	$—	$5,581	$—	$5,581
Commodity derivative contracts	—	(18,107)	—	(18,107)

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

	December 31, 2011		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Commodity derivatives—Assets	$51,010	$51,010	$5,581	$5,581
Commodity derivatives—Liabilities	(2,798)	(2,798)	(18,107)	(18,107)
Revolving credit agreement	(43,000)	(43,000)	(45,000)	(45,000)
11.50% senior notes	(143,958)	(154,500)	(144,329)	(157,875)
8.875% senior notes	(500,000)	(455,000)	(500,000)	(468,750)

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

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended June 30, 2011 and 2012 (in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Asset retirement obligations at beginning of period	$94,221	$92,508
Revisions of estimated liabilities	(156)	(25)
Liabilities incurred/acquired	2,494	904
Liabilities settled	(121)	—
Disposition of properties	—	(3,160)
Accretion expense	3,198	2,841

Asset retirement obligations at end of period	99,636	93,068
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(500)

Long-term asset retirement obligations	$99,136	$92,568

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. CAPITAL STOCK

        The Company had 65.6 million shares of common stock issued or reserved for issuance at June 30, 2012. At June 30, 2012, the Company had 61.5 million shares of common stock issued and outstanding, of which 2.4 million shares are restricted stock granted under the Company's 2005 stock incentive plan. At June 30, 2012, the Company had approximately 0.8 million options outstanding and 3.0 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors and certain employees and officers of the Company other than its former CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of June 30, 2012, there are a total of 835,055 options outstanding with a weighted average exercise price of $13.47 ($6.00 to $20.00), all of which have vested. The options typically have a maximum life of 10 years.

        As of June 30, 2012, there were a total of 2,347,172 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 990,550 shares granted to Mr. Marquez. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,726,829 shares is also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods. The Company's total shareholder return for the measurement period of December 31, 2010 through December 31, 2011 was below the minimum threshold for vesting to occur. Therefore, none of the market based restricted shares vested for this measurement period and 118,318 shares were forfeited as they were in the fourth and final year of the vesting cycle.

        If Mr. Marquez is successful in his efforts to acquire all of the outstanding shares of the Company's common stock of which he is not the beneficial owner, the Company would cease to be an entity with publically traded stock during 2012. Therefore, the Company is currently analyzing alternatives for a potential new long-term incentive equity award plan under a private company scenario to replace the existing Stock Plans. As a result, the Company has not issued, nor does it expect to issue annual grants of equity compensation in 2012 until the process related to Mr. Marquez's proposal is completed.

        As of June 30, 2012, there was $12.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be amortized over a weighted average period of 2.1 years. All compensation cost related to stock options has been recognized.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
General and administrative expense	$2,430	$1,840	$4,710	$4,060
Oil and natural gas production expense	260	190	630	510

Total share-based compensation costs	2,690	2,030	5,340	4,570
Less: share-based compensation costs capitalized	(1,111)	(822)	(1,937)	(1,822)

Share-based compensation expensed	$1,579	$1,208	$3,403	$2,748

        The following summarizes the Company's stock option activity for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price
Outstanding, start of period	846,055	$13.53
Granted	—	$—
Exercised	—	$—
Cancelled	(11,000)	$18.06

Outstanding, end of period	835,055	$13.47

Exercisable, end of period	835,055	$13.47

        The following summarizes the Company's unvested restricted stock award activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	2,815,244	$11.35
Granted	1,500	$8.22
Vested	(320,686)	$11.49
Forfeited	(148,886)	$10.96

Non-vested, end of period	2,347,172	$11.35

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date (the "Beverly Hills Lawsuits"). There are approximately 1,000 plaintiffs (including plaintiffs in two related lawsuits in which the Company has not been named) who claimed to be suffering from various forms of cancer or other illnesses, fear they may suffer from such maladies in the future, or are related to persons who have suffered from cancer or other illnesses. Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of the cancers and other maladies. The Company has owned an oil and natural gas facility adjacent to the school since 1995. For the majority of the plaintiffs, their alleged exposures occurred before the Company acquired the facility. All cases were consolidated before one judge. Twelve "representative" plaintiffs were selected to have their cases tried first, while all of the other plaintiffs' cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. In July 2012 the Company entered into a settlement agreement pursuant to which all pending cases against the defendants will be dismissed with prejudice. The settlement is subject to the receipt of releases signed by each of the plaintiffs pursuing claims against the Company.

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

        Based on information known to the Company, the Company does not believe that it is probable that the pending and potential indemnity claims will result in a material judgment against the Company. Therefore, no liability has been accrued.

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

        Delaware Litigation—In August 2011 Timothy Marquez, the then-chairman and chief executive officer of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he does not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. A fifth lawsuit filed in 2011, also in the Delaware Court of Chancery, named only Mr. Marquez as a defendant. On January 16, 2012, the Company announced it had entered into a merger agreement with Mr. Marquez and certain of his affiliates pursuant to which, at closing, each of the shareholders other than Mr. Marquez and his affiliates would receive $12.50 for each share of Company stock (the "Merger"). Following announcement of the merger agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. Each action seeks certification as a class action. Plaintiffs in both the Delaware and Colorado actions challenge the Merger and allege, among other things, that the consideration to be paid is inadequate. The complaints filed in Delaware were consolidated. The consolidated complaint sought, among other relief, to enjoin defendants from consummating the Merger and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. On April 25, 2012 plaintiffs in the Delaware action withdraw their request for a preliminary injunction. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the complaints and believes they are without merit.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, with respect to these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of June 30, 2012. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2011
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$—	$—	$—	$8,165
Accounts receivable	29,492	137	388	—	30,017
Inventories	7,411	—	—	—	7,411
Other current assets	4,296	—	—	—	4,296
Commodity derivatives	47,768	—	—	—	47,768

TOTAL CURRENT ASSETS	97,132	137	388	—	97,657

PROPERTY, PLANT & EQUIPMENT, NET	980,041	(184,110)	14,534	—	810,465
COMMODITY DERIVATIVES	3,242	—	—	—	3,242
INVESTMENTS IN AFFILIATES	529,494	—	—	(529,494)	—
OTHER	18,320	60	—	—	18,380

TOTAL ASSETS	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$—	$—	$—	$53,098
Interest payable	21,854	—	—	—	21,854
Commodity derivatives	2,490	—	—	—	2,490

TOTAL CURRENT LIABILITIES:	77,442	—	—	—	77,442

LONG-TERM DEBT	686,958	—	—	—	686,958
COMMODITY DERIVATIVES	308	—	—	—	308
ASSET RETIREMENT OBLIGATIONS	89,604	1,733	671	—	92,008
INTERCOMPANY PAYABLES (RECEIVABLES)	700,889	(652,294)	(48,595)	—	—

TOTAL LIABILITIES	1,555,201	(650,561)	(47,924)	—	856,716

TOTAL STOCKHOLDERS' EQUITY	73,028	466,648	62,846	(529,494)	73,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,229	$(183,913)	$14,922	$(529,494)	$929,744

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT JUNE 30, 2012

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19	$—	$—	$—	$19
Accounts receivable	27,551	110	1,056	—	28,717
Inventories	6,884	—	—	—	6,884
Other current assets	2,677	—	—	—	2,677
Commodity derivatives	4,806	—	—	—	4,806

TOTAL CURRENT ASSETS	41,937	110	1,056	—	43,103

PROPERTY, PLANT & EQUIPMENT, NET	1,038,354	(184,122)	20,065	—	874,297
COMMODITY DERIVATIVES	775	—	—	—	775
INVESTMENTS IN AFFILIATES	535,487	—	—	(535,487)	—
OTHER	19,578	60	—	—	19,638

TOTAL ASSETS	$1,636,131	$(183,952)	$21,121	$(535,487)	$937,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,159	$—	$—	$—	$52,159
Interest payable	21,311	—	—	—	21,311
Commodity derivatives	10,555	—	—	—	10,555

TOTAL CURRENT LIABILITIES:	84,025	—	—	—	84,025

LONG-TERM DEBT	689,329	—	—	—	689,329
COMMODITY DERIVATIVES	7,552	—	—	—	7,552
ASSET RETIREMENT OBLIGATIONS	90,526	1,352	690	—	92,568
INTERCOMPANY PAYABLES (RECEIVABLES)	700,360	(652,549)	(47,811)	—	—

TOTAL LIABILITIES	1,571,792	(651,197)	(47,121)	—	873,474

TOTAL STOCKHOLDERS' EQUITY	64,339	467,245	68,242	(535,487)	64,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,636,131	$(183,952)	$21,121	$(535,487)	$937,813

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$80,585	$351	$—	$—	$80,936
Other	1,192	5	2,773	(2,407)	1,563

Total revenues	81,777	356	2,773	(2,407)	82,499
EXPENSES:
Lease operating expenses	19,614	7	472	—	20,093
Property and production taxes	5,269	1	32	—	5,302
Transportation expense	2,576	—	—	(2,319)	257
Depletion, depreciation and amortization	20,983	26	204	—	21,213
Accretion of asset retirement obligations	1,410	30	10	—	1,450
General and administrative, net of amounts capitalized	9,835	1	121	(88)	9,869

Total expenses	59,687	65	839	(2,407)	58,184

Income (loss) from operations	22,090	291	1,934	—	24,315
FINANCING COSTS AND OTHER:
Interest expense, net	16,813	—	(933)	—	15,880
Amortization of deferred loan costs	585	—	—	—	585
Commodity derivative losses (gains), net	(6,696)	—	—	—	(6,696)

Total financing costs and other	10,702	—	(933)	—	9,769

Equity in subsidiary income	1,958	—	—	(1,958)	—

Income (loss) before income taxes	13,346	291	2,867	(1,958)	14,546
Income tax provision (benefit)	(1,200)	111	1,089	—	—

Net income (loss)	$14,546	$180	$1,778	$(1,958)	$14,546

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$163,600	$724	$—	$—	$164,324
Other	2,677	18	5,001	(4,158)	3,538

Total revenues	166,277	742	5,001	(4,158)	167,862
EXPENSES:
Lease operating expense	43,671	27	845	—	44,543
Property and production taxes	6,884	1	32	—	6,917
Transportation expense	8,652	—	—	(3,983)	4,669
Depletion, depreciation and amortization	43,066	52	349	—	43,467
Accretion of asset retirement obligations	2,758	64	19	—	2,841
General and administrative, net of amounts capitalized	22,158	1	246	(175)	22,230

Total expenses	127,189	145	1,491	(4,158)	124,667

Income (loss) from operations	39,088	597	3,510	—	43,195
FINANCING COSTS AND OTHER:
Interest expense, net	33,477	—	(1,886)	—	31,591
Amortization of deferred loan costs	1,154	—	—	—	1,154
Commodity derivative losses (gains), net	23,842	—	—	—	23,842

Total financing costs and other	58,473	—	(1,886)	—	56,587

Equity in subsidiary income	3,716	—	—	(3,716)	—

Income (loss) before income taxes	(15,669)	597	5,396	(3,716)	(13,392)
Income tax provision (benefit)	(2,277)	227	2,050	—	—

Net income (loss)	$(13,392)	$370	$3,346	$(3,716)	$(13,392)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$94,096	$740	$5,095	$—	$99,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(126,136)	(39)	(5,864)	—	(132,039)
Acquisitions of oil and natural gas properties	(235)	—	—	—	(235)
Expenditures for property and equipment and other	(1,211)	—	—	—	(1,211)
Proceeds from sale of oil and natural gas properties	23,368	—	—	—	23,368

Net cash provided by (used in) investing activities	(104,214)	(39)	(5,864)	—	(110,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	(68)	(701)	769	—	—
Proceeds from long-term debt	140,000	—	—	—	140,000
Principal payments on long-term debt	(138,000)	—	—	—	(138,000)
Payments for deferred loan costs	(93)	—	—	—	(93)
Proceeds from stock incentive plans and other	133	—	—	—	133

Net cash provided by (used in) financing activities	1,972	(701)	769	—	2,040

Net increase (decrease) in cash and cash equivalents	(8,146)	—	—	—	(8,146)
Cash and cash equivalents, beginning of period	8,165	—	—	—	8,165

Cash and cash equivalents, end of period	$19	$—	$—	$—	$19

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

Recent Events

        In August 2011, our board of directors received a proposal from our executive chairman and former CEO, Timothy Marquez, to acquire all of the outstanding shares of our common stock of which he is not the beneficial owner for $12.50 per share in cash. Mr. Marquez is currently the beneficial owner of approximately 50.3% of the common stock. The board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. In January 2012, we announced that we had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he will acquire all shares he does not beneficially own for $12.50 per share in cash, a transaction we refer to as the going private transaction. The special committee also announced that it unanimously concluded that the going private transaction was in the best interest of the Company's minority shareholders. As a result, the agreement was approved by the full board of directors, with Mr. Marquez abstaining. On June 5, 2012, the shareholders (including a majority of unaffiliated shareholders) approved the merger. Completion of the transaction is subject to certain closing conditions, including procurement of financing and other customary conditions. As the transaction remains subject to certain closing conditions, there can be no assurance that this transaction will be consummated. See the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our 2012 development, exploitation and exploration capital expenditure budget is $255 million, of which approximately $131.9 million has been incurred in the first six months of 2012. Our current budget contemplates that $223 million or 87% of the total will be deployed in Southern California and $32 million or 13% in the Sacramento Basin. Of the

$223 million allocated to Southern California, approximately $100 million is expected to be deployed to onshore Monterey shale activities with the remainder going to activities at legacy Southern California fields. The aggregate levels of capital expenditures for 2012, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2012 capital spending program to date and the current outlook for the remainder of 2012 based on our current budget.

Southern California—Exploitation and Development

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. Our 2012 capital expenditure budget includes plans to drill seven wells. During the first six months, we spud four wells and completed five wells, including two wells that were spud in 2011. The drilling program has resulted in an increase of approximately 60% in our net production attributable to the field from an average of approximately 1,130 BOE per day during the second quarter of 2011 to approximately 1,830 BOE per day during the second quarter of 2012. The field has not been fully delineated offshore or fully developed onshore.

        In the Sockeye field, we drilled three wells and performed one recompletion during the first half of the year, which, on an aggregate basis, have produced approximately 665 barrels of oil per day in July. Our 2012 capital expenditure contemplates minimal activity levels at Sockeye during the second half of the year.

        At the South Ellwood field, our plans include drilling of four wells during 2012 (three PUDs and one probable well). We spud two of the PUD wells during the first half of the year, both of which were completed in the second quarter. The third PUD well was spud early in the third quarter. The first well we completed produced an average of 130 barrels of oil per day in July, while the second well, which came on line late in June, produced an average of 1,718 barrels of oil per day during the same time period.

        Our subsidiary Ellwood Pipeline, Inc. has completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations during January 2012.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing has focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. To date, our onshore Monterey shale acreage position totals approximately 240,000 gross and 170,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. We also have an additional 60,000 gross and 46,000 net acres with Monterey shale production or potential which are held by production at our legacy Southern California fields.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through the second quarter of 2012, we have spud 28 wells and have set casing on 25 of those wells. We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas (the Sevier field in the San Joaquin Basin and the South Salinas field in the Salinas Valley), however, to date, we have not seen material levels of production or reserves from the program. Based on the data we have gathered and the results we have seen to date at the Sevier field, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

        During the first six months of 2012, we spud four wells at Sevier and also completed five wells including one well spud during the fourth quarter of 2011. Our 2012 capital expenditure budget includes approximately $100 million related to onshore Monterey development, of which $65 million is for drilling-related activities in the Sevier field and reworks of wells outside of Sevier. We originally planned to drill 15 to 20 wells at Sevier, however, we currently expect to drill between 10 and 12 wells. The completion technology we have used on the most recent Sevier wells facilitates accelerated testing of wells and enables us to produce from multiple zones more quickly, but also accelerates capital spending. As a result, we do not expect the reduction in wells drilled to result in a reduction to capital expenditures in Sevier. Additionally, we plan to study our onshore Monterey wells drilled in 2010 and 2011 for recompletion opportunities.

Sacramento Basin

        We have reduced our activity levels in the Sacramento Basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects including Monterey shale activities. Our 2012 capital expenditure budget contemplates a continuation of this strategy, and includes plans to drill four wells and perform approximately 200 recompletions. During the first half of 2012, we spud three wells and performed 140 recompletions. We anticipate the activity levels contemplated in our 2012 budget will result in average daily production which is lower than 2011 average daily production from the basin. We would expect to return to a focus on growth in the basin when natural gas prices improve. At that time we would expect to continue to pursue our infill drilling program in the greater Grimes and Willows fields and to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs.

Acquisitions and Divestitures

        Sale of Santa Clara Avenue Field.    In May 2012, we sold our interests in the Santa Clara Avenue field for $23.4 million (after closing adjustments).

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions (and, to a lesser extent, dispositions) of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties, value of our proved reserves and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. The low natural gas price environment that existed at the end of 2011 has continued to deteriorate through the first half of 2012. If natural gas prices remain at depressed levels through the remainder of the year, certain of our proved undeveloped locations in the Sacramento Basin could become uneconomic based on SEC pricing and we would be required to remove the locations from our proved reserves at year-end.

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of August 6, 2012, we had hedge contract floors covering 8,500 barrels of oil per day and 29.5 million cubic feet of natural gas per day for the remainder of 2012. We have also secured hedge contracts for portions of our 2013, 2014 and 2015 production. See

"Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities. Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and the first half of 2012 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). Additionally, effective in February 2012, we entered into a new sales contract related to oil produced from our South Ellwood field with terms more favorable than the previous contract because, as of January 31, 2012, we were able to deliver our oil through a common carrier pipeline rather than via barge. As a result of these contracts, our average realized price for oil in the second quarter of 2012 was approximately $7 per barrel higher than the average WTI price and approximately $8 below the average Brent price for the same period.

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

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $14.19 per BOE for the first six months of 2012 were slightly lower than our full year 2011 results of $14.64 per BOE. We expect our 2012 LOE per BOE to be higher relative to 2011 primarily as a result of a continued shift in our focus to oil projects as compared to natural gas projects. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        Property and Production Taxes.    Property and production taxes of $2.20 per BOE for the first six months of 2012 were higher than our full year 2011 results of $0.99 per BOE. We expect our 2012 property and production taxes to be higher on a per BOE basis compared to our 2011 results due primarily to supplemental ad valorem taxes related to successful oil wells drilled during 2012. As with lease operating expenses, our expectations with respect to future property and production taxes are subject to numerous risks and uncertainties.

        Transportation Expenses.    Transportation expenses were $1.49 per BOE for the first six months of 2012 compared to $1.45 per BOE for the full year 2011. Because we now transport our South Ellwood oil via a common carrier onshore pipeline and have eliminated the use of the barge, we expect that our full year transportation expenses in 2012 will be lower on both a dollar and BOE basis than 2011.

        General and Administrative Expenses.    General and administrative expenses increased to $5.26 per BOE (excluding share-based compensation charges of $0.71 per BOE and costs of $1.11 per BOE related to the potential going private transaction) in the first six months of 2012 compared to $4.96 per BOE for 2011 (excluding share-based compensation charges of $0.88 per BOE and costs of $0.26 per BOE related to the potential going private transaction). Excluding share-based compensation charges and going private related charges, on a per BOE basis, we expect our G&A costs to increase in 2012 compared to 2011. As with our lease operating expenses and property and production taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first six months of 2012 of $13.84 per BOE increased from our full year 2011 DD&A of $13.35 per BOE. We expect our 2012 DD&A to increase on a per BOE basis compared to our full year 2011 results. As with lease operating expenses, property and production taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2011 and June 30, 2012 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; and meaningful production and proved reserves from the CO2 project at the Hastings Complex. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and six months ended June 30, 2011 and 2012. This information reflects the actual historical results of our operations.

No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Production Volume:
Oil (MBbls)(1)	619	692	1,227	1,333
Natural gas (MMcf)	5,874	5,174	11,846	10,842
MBOE	1,598	1,554	3,201	3,140
Daily Average Production Volume:
Oil (Bbls/d)	6,802	7,604	6,779	7,324
Natural gas (Mcf/d)	64,549	56,857	65,448	59,571
BOE/d	17,560	17,080	17,687	17,253
Oil Price per Bbl Produced (in dollars):
Realized price	$96.37	$100.38	$91.42	$99.55
Realized commodity derivative gain (loss)(2)	(5.37)	(9.56)	(3.46)	(7.73)

Net realized price	$91.00	$90.82	$87.96	$91.82

Natural Gas Price per Mcf (in dollars):
Realized price	$4.29	$2.38	$4.16	$2.58
Realized commodity derivative gain (loss)(2)	0.82	0.47	0.95	0.55

Net realized price	$5.11	$2.85	$5.11	$3.13

Expense per BOE:
Lease operating expenses	$13.14	$12.93	$13.33	$14.19
Property and production taxes	0.90	3.41	0.93	2.20
Transportation expenses	1.67	0.17	1.45	1.49
Depreciation, depletion and amortization	13.59	13.65	13.56	13.84
General and administrative expense(3)	5.52	6.35	5.83	7.08
Interest expense	10.00	10.22	8.96	10.06

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

(2)
The realized commodity derivative gain (loss) excludes gains from the early settlement of oil and natural gas hedges in the following periods:
—three months ended June 30, 2012 excludes gains of $3.1 million for natural gas and $7.9 million for oil
—three months ended June 30, 2011 excludes gain of $2.0 million for oil
—six months ended June 30, 2012 excludes gains of $44.3 million for natural gas and $7.9 million for oil
—six months ended June 30, 2011 excludes gain of $2.0 million for oil

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2012 to Quarter Ended June 30, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $5.0 million (6%) in the second quarter of 2012 to $80.9 million compared to $85.9 million in the second quarter of 2011. Sales in the second quarter of 2012 were primarily affected by lower natural gas prices and lower natural gas production compared to the second quarter of 2011, partially offset by higher oil prices and higher oil production in the second quarter of 2012, as described below.

        Oil sales increased by $7.9 million (13%) in the second quarter of 2012 to $68.6 million compared to $60.7 million in the second quarter of 2011. Oil production increased by 12%, with production of 692 MBbls in the second quarter of 2012 compared to 619 MBbls in the second quarter of 2011. The increase is primarily due to higher production at our West Montalvo and Sockeye fields, resulting from successful drilling activity which began in the latter half of 2011 and continued through the first half of 2012. Our average realized price for oil increased $4.01 per Bbl (4%) from $96.37 per Bbl in the second quarter of 2011 to $100.38 per Bbl for the second quarter of 2012. Our new sales contracts, which are tied to Southern California indices and were effective April 1, 2012, contributed to the higher average sales prices realized in the second quarter of 2012.

        Natural gas sales decreased $12.9 million (51%) in the second quarter of 2012 to $12.3 million compared to $25.2 million in the second quarter of 2011. Natural gas production decreased by 12% in the second quarter of 2012, with production of 5,174 MMcf compared to 5,874 MMcf in the second quarter of 2011. The decrease is primarily the result of (i) the natural production decline of wells in the Sacramento Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and the first half of 2012 due to our reduced focus on natural gas projects resulting from the depressed natural gas price environment. Our average realized price for natural gas decreased $1.91 per Mcf (45%) from $4.29 per Mcf in the second quarter of 2011 to $2.38 per Mcf in the second quarter of 2012.

        Other Revenues.    Other revenues increased $0.2 million (14%) in the second quarter of 2012 to $1.6 million compared to $1.4 million in the second quarter of 2011. The increase in other revenues is primarily the result of tariff revenue received from third party usage of our onshore pipelines.

        Lease Operating Expenses.    Lease operating expenses ("LOE") remained relatively consistent between periods at $20.1 million in the second quarter of 2012 compared to $21.0 million in the second quarter of 2011, despite an increase in higher cost oil production during the second quarter of 2012. In the second quarter of 2011, we incurred higher costs primarily related to the replacement of an electric submersible pump at Platform Gail. On a per unit basis, LOE decreased by $0.21 per BOE from $13.14 in the second quarter of 2011 to $12.93 in the second quarter of 2012.

        Property and Production Taxes.    Property and production taxes increased by $3.9 million (268%) in the second quarter of 2012 to $5.3 million compared to $1.4 million in the second quarter of 2011. The increase is primarily due to supplemental ad valorem taxes related to successful oil wells drilled during the second quarter of 2012. On a per BOE basis, property and production taxes increased $2.51 per BOE to $3.41 in the second quarter of 2012 from $0.90 in the second quarter of 2011.

        Transportation Expenses.    Transportation expenses decreased $2.4 million (90%) to $0.3 million in the second quarter of 2012 compared to $2.7 million in the second quarter of 2011. Our contract related to the double-hulled barge which formerly transported oil produced from our South Ellwood field was terminated effective in mid-May 2012. However, we ceased using the barge to transport our oil in February because the onshore pipeline was completed and as a result, we recorded an accrual for exit costs related to the elimination of the barge operation at the end of the first quarter. Therefore, minimal additional costs related to the barge operation were incurred in the second quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was relatively consistent between periods at $21.2 million in the second quarter of 2012 and $21.7 million in the second quarter of 2011. DD&A expense on a per unit basis also remained relatively consistent at $13.65 per BOE for the second quarter of 2012 compared to $13.59 per BOE for the second quarter of 2011.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.5 million in the second quarter of 2012 compared to $1.6 million in the second quarter of 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2011	2012
General and administrative costs	$13,130	$13,579
Share-based compensation costs	2,430	1,840
Going private related costs (none capitalized)	—	852
General and administrative costs capitalized	(6,736)	(6,402)

General and administrative expense	$8,824	$9,869

        G&A expenses increased $1.1 million (12%) from $8.8 million in the second quarter of 2011 to $9.9 million in the second quarter of 2012. The increase is primarily due to costs incurred related to the potential going private transaction. Excluding the effect of the non-cash share based compensation expense and going private related costs, G&A expense increased to $5.15 per BOE in the second quarter of 2012 from $4.70 per BOE in the second quarter of 2011.

        Interest Expense, Net.    Interest expense, net of interest income, was consistent between periods at $15.9 million in the second quarter of 2012 compared to $16.0 million in the second quarter of 2011.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.6 million in both the second quarter of 2012 and the second quarter of 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2011	2012
Realized commodity derivative (gains) losses	$(3,507)	$(6,786)
Amortization of commodity derivative premiums	1,990	2,224
Unrealized commodity derivative (gains) losses for changes in fair value	(4,039)	(2,134)

Commodity derivative (gains) losses	$(5,556)	$(6,696)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in the second quarter of 2012 and the same period in 2011 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, we unwound certain oil and natural gas contracts in the second quarter of 2012 and realized a gain of $11.0 million which is reflected in realized commodity derivative (gains) losses. We also unwound certain oil swaps in the second quarter of 2011 and realized a gain of $2.0 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts. We recognized derivative premium amortization expense of

$1.0 million related to the contracts that were unwound during the second quarter of 2012. There was no premium associated with the contracts that were unwound in the second quarter of 2011.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended June 30, 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net income for the second quarter of 2012 was $14.5 million compared to net income of $19.0 million for the same period in 2011. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales were generally consistent between the 2012 and 2011 periods with $164.3 million in the first half of 2012 and $164.2 million for the first half of 2011. During the first half of 2012, realized oil prices and oil production increased compared to the same period in 2011 while natural gas realized prices and production decreased, as described below.

        Oil sales increased by $21.3 million (19%) for the first half of 2012 to $136.3 million compared to $115.0 million in the first half of 2011. Oil production increased by 9%, with production of 1,333 MBbls in the first half of 2012 compared to 1,227 MBbls in the first half of 2011. The increase is primarily due to higher production at our West Montalvo field, resulting from successful drilling activity which began in the latter half of 2011 and continued through the first half of 2012. Our average realized price for oil increased $8.13 per Bbl (9%) from $91.42 per Bbl in the first six month of 2011 to $99.55 per Bbl for the first half of 2012. Our new sales contracts, which are tied to Southern California indices and were effective April 1, 2012, contributed to the higher average sales prices realized in the first half of 2012.

        Natural gas sales decreased $21.2 million (43%) in the first half of 2012 to $28.0 million compared to $49.2 million in the first half of 2011. Natural gas production decreased by 1,004 MMcf (8%) with production of 10,842 MMcf in the first half of 2012 compared to 11,846 MMcf in the first half of 2011. The production decrease is primarily the result of (i) the natural production decline of wells in the Sacramento Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and the first half of 2012 resulting from our reduced focus on natural gas projects due to the depressed natural gas price environment. Our average realized price for natural gas decreased $1.58 per Mcf (38%) from $4.16 per Mcf in the first half of 2011 to $2.58 per Mcf in the first half of 2012.

        Other Revenues.    Other revenues increased $1.3 million (58%) in the first half of 2012 to $3.5 million compared to $2.2 million in the first half of 2011. The increase in other revenues is primarily due to (i) higher barge sub-charter activity in the first half of 2012 compared to the first half of 2011 and (ii) tariff revenue received from third party usage of our onshore pipelines in 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") increased $1.8 million (4%) to $44.5 million in the first half of 2012 from $42.7 million in the first half of 2011. On a per unit basis, LOE increased by $0.86 per BOE from $13.33 in the first half of 2011 to $14.19 in the first half of 2012. The increase in LOE is primarily due to (i) an increase in the proportion of oil produced compared to natural gas in our overall production mix for the first half of the year as oil properties tend to have higher operating costs compared to natural gas properties and (ii) non-recurring maintenance performed at Platform Gail and Platform Holly in the first half of 2012 (primarily in the first quarter).

        Property and Production Taxes.    Property and production taxes increased by $3.9 million (132%) in the first half of 2012 to $6.9 million compared to $3.0 million in the first half of 2011. The increase is primarily due to supplemental ad valorem taxes related to successful oil wells drilled during the second quarter of 2012. On a per BOE basis, property and production taxes increased $1.27 per BOE to $2.20 in the first half of 2012 from $0.93 in the first half of 2011.

        Transportation Expenses.    Transportation expenses were consistent between the 2012 and 2011 periods at $4.7 million. In mid-May 2012, the barge operation, which formerly transported oil produced from our South Ellwood field, was eliminated. However, the resulting decrease in transportation expense was offset by higher costs related to barge sub-charter activities in the first half of 2012. The barge operation was eliminated as a result of the completion of the onshore pipeline during the first quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was consistent between periods at $43.5 million in the first half of 2012 and $43.4 million in the first half of 2011. DD&A expense on a per unit basis increased by $0.28 per BOE from $13.56 per BOE for the first half of 2011 to $13.84 per BOE for the first half of 2012.

        Accretion of Abandonment Liability.    Accretion expense remained relatively consistent at $2.8 million in the first half of 2012 compared to $3.2 million in the first half of 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2012
General and administrative costs	$27,273	$28,397
Share-based compensation costs	4,710	4,060
Going private related costs (none capitalized)	—	3,480
General and administrative costs capitalized	(13,330)	(13,707)

General and administrative expense	$18,653	$22,230

        G&A expenses increased $3.5 million (19%) from $18.7 million in the first half of 2011 to $22.2 million in the first half of 2012. The increase is primarily due to costs incurred related to the potential going private transaction. Excluding the effect of the non-cash share based compensation expense and going private related costs, G&A expense increased to $5.26 per BOE in the first half of 2012 from $4.96 per BOE in the first half of 2011.

        Interest Expense, Net.    Interest expense, net of interest income, increased $2.9 million (10%) from $28.7 million in the first half of 2011 to $31.6 million in the first half of 2012. The increase was primarily the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding during approximately one month the first half of 2011, averaged approximately 4.5% per annum during that period.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $1.2 million in the first half of 2012 compared to $1.1 million in the first half of 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

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

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2011
Realized commodity derivative (gains) losses	$(8,975)	$(47,882)
Amortization of commodity derivative premiums	3,980	10,019
Unrealized commodity derivative (gains) losses for changes in fair value	28,566	61,705

Commodity derivative (gains) losses	$23,571	$23,842

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first half of 2012 and the first half of 2011 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, we unwound certain oil and natural gas contracts in the first half of 2012 and realized a gain of $52.2 million which is reflected in realized commodity derivative (gains) losses. We also unwound certain oil swaps in the second quarter of 2011 and realized a gain of $2.0 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts. We recognized derivative premium amortization expense of $7.6 million related to the contracts that were unwound during the first half of 2012. There was no premium associated with the contracts that were unwound in 2011.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the six months ended June 30, 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for the first half of 2012 was $13.4 million compared to net loss of $4.9 million for the same period in 2011. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Cash provided by operating activities	$49,589	$99,931
Cash (used in) provided by investing activities	(132,844)	(110,117)
Cash (used in) provided by financing activities	81,254	2,040

        Net cash provided by operating activities was $99.9 million in the first half of 2012 compared with $49.6 million in the 2011 period. Cash flows from operating activities in the first half of 2012 as compared to the 2011 period were favorably impacted by the realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts, higher realized oil prices and higher oil production, partially offset by lower natural gas prices and lower natural gas production. The first six months of 2011 was unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million.

        Net cash used in investing activities was $110.1 million in the first half of 2012 compared with $132.8 million in the 2011 period. The primary investing activities in the first half of 2012 were $132.0 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by $23.4 million in net cash proceeds received from the sale of our Santa Clara Avenue field in the second quarter of 2012. The primary investing activities in the first half of 2011 were $131.8 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash provided by financing activities was $2.0 million in the first half of 2012 compared with $81.3 million during the 2011 period. The primary financing activities in the first half of 2012 were $2.0 million in net borrowings under our revolving credit facility. The primary financing activities in the first half of 2011 were related to two capital raising transactions we completed during the period. First, we issued 4.6 million shares of common stock at a price to the public of $18.75 per share. We received net proceeds of approximately $82.2 million from the equity offering after deducting offering-related expenses. Second, we issued $500 million of 8.875% senior unsecured notes which are due in February 2019. We received net proceeds of approximately $490.3 million from the notes offering, after deducting offering-related expenses. The proceeds from the two transactions were used to repay the outstanding principal of $455.3 million and accrued interest of $1.6 million related to our second lien term loan, settle the related interest rate swap contracts for $38.1 million (described above in operating activities) and repay the then outstanding balance of $45.0 million on our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2012 exploration, exploitation and development capital expenditure budget is $255 million, of which we incurred $131.9 million in the first half of 2012. We expect to fund our 2012 capital expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. Additionally, we continue to pursue joint venture transactions related to our onshore Monterey shale acreage and potential sales of non-core assets. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. We may also enter into debt or other additional capital raising transactions in connection with the going private transaction.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by a borrowing base, which is currently established at $200.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of 11 banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of August 6, 2012, we had $60.0 million outstanding under the facility and $136.2 million in available borrowing capacity, net of the outstanding balance and $3.8 million of outstanding letters of credit.

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

Off-Balance Sheet Arrangements

        At June 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of June 30, 2012, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index (WTI (oil), Brent (oil) or NYMEX Henry Hub (natural gas)).

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
July 1 – December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 – December 31, 2013:
Swaps	—	$—	—	$—	24,000	$3.47
Collars	—	$—	4,600	$90.00/$102.47	—	$—
January 1 – December 31, 2014:
Swaps	—	$—	—	$—	18,600	$3.82
Collars	—	$—	4,100	$90.00/$98.59	—	$—
January 1 – December 31, 2015:
Collars	—	$—	3,675	$90.00/$98.95	15,000	$3.50/$4.66

(1)
Reflects the impact of call spreads, purchased calls and sold puts, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and the Brent crude price index. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our oil and natural gas basis swaps as of June 30, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
July 1 – December 31, 2012	Brent Crude	8,500	$6.82	—	—	$—
January 1 – December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	24,000	$0.24
January 1 – December 31, 2014	—	—	$—	PG&E Citygate	18,600	$0.24
January 1 – December 31, 2015	—	—	$—	PG&E Citygate	15,000	$0.24

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2012 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Jul 1 – Dec 31, 12
Call (purchased)	Bank of Montreal	NYMEX	2,000	$121.10	Jul 1 – Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Jul 1 – Dec 31, 12
Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Jul 1 – Dec 31, 12
Collar	Scotia Capital	NYMEX	1,000	$85.00/$120.10	Jul 1 – Dec 31, 12
Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Jul 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Jul 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Jul 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Jul 1 – Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Jul 1 – Dec 31, 12
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 – Dec 31, 13
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 – Dec 31, 13
Collar	Scotia Capital	ICE Brent	1,675	$90.00/$98.15	Jan 1 – Dec 31, 13
Collar	Scotia Capital	ICE Brent	700	$90.00/$122.70	Jan 1 – Dec 31, 13
Collar	Key Bank	ICE Brent	225	$90.00/$97.00	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 – Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 – Dec 31, 13
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 – Dec 31, 14
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 – Dec 31, 14
Collar	Scotia Capital	ICE Brent	1,675	$90.00/$98.15	Jan 1 – Dec 31, 14
Collar	Key Bank	ICE Brent	200	$90.00/$93.75	Jan 1 – Dec 31, 14
Collar	Key Bank	ICE Brent	225	$90.00/$97.00	Jan 1 – Dec 31, 14
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 – Dec 31, 15
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 – Dec 31, 15
Collar	Scotia Capital	ICE Brent	1,675	$90.00/$98.15	Jan 1 – Dec 31, 15

 Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Swap	Credit Suisse	NYMEX	17,500	$3.00	Jul 1 – Dec 31, 12
Swap	Key Bank	NYMEX	12,000	$3.00	Jul 1 – Dec 31, 12
Swap	Key Bank	NYMEX	24,000	$3.47	Jan 1 – Dec 31, 13
Basis Swap	Credit Suisse	NYMEX/PG&E	24,000	$0.24	Jan 1 – Dec 31, 13
Swap	Credit Suisse	NYMEX	12,500	$3.82	Jan 1 – Dec 31, 14
Swap	Scotia Capital	NYMEX	6,100	$3.81	Jan 1 – Dec 31, 14
Basis Swap	Credit Suisse	NYMEX/PG&E	12,600	$0.24	Jan 1 – Dec 31, 14
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1 – Dec 31, 14
Collar	Bank of America	NYMEX	15,000	$3.50/$4.66	Jan 1 – Dec 31, 15
Basis Swap	Credit Suisse	NYMEX/PG&E	9,000	$0.24	Jan 1 – Dec 31, 15
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1 – Dec 31, 15

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of June 30, 2012, the fair value of our commodity derivatives was a net liability of $12.5 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $0.5 million on our variable rate borrowings of $45.0 million related to our revolving credit facility as of June 30, 2012.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2012.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Edward O'Donnell, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2012

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNNELL Name: Edward J. O'Donnell Title: Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER Name: Timothy A. Ficker Title: Chief Financial Officer