Form 10-Q
period 2012-09-30
Venoco, Inc.
filed 2012-11-07
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Or
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

        As of September 30, 2012, there were 61,455,060 shares of the issuer's common stock, par value $0.01 per share, issued and outstanding. On October 3, 2012, the issuer completed a go private transaction (see Note 1 to the Financial Statements).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, and our future compliance with covenants under our debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 and such things as:

  •
  changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks related to our level of indebtedness and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

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

  •
  the consequences of changes we have made, or may make from time to time in the future, to our capital expenditure budget, including the impact of those changes on our production levels, reserves, results of operations and liquidity;

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

VENOCO, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2012

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and the Three and Nine Months Ended September 30, 2012	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2012	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and the Nine Months Ended September 30, 2012	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	50
PART II.	OTHER INFORMATION	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		52

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares and per share amounts)

	December 31, 2011	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$18,208
Accounts receivable	30,017	34,194
Inventories	7,411	5,973
Other current assets	4,296	5,179
Commodity derivatives	47,768	526

Total current assets	97,657	64,080

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,971,499	2,118,573
Unproved	52,021	58,734
Accumulated depletion	(1,229,264)	(1,291,751)

Net oil and gas properties	794,256	885,556
Other property and equipment, net of accumulated depreciation and amortization of $16,176 and $18,160 at December 31, 2011 and September 30, 2012, respectively	16,209	15,531

Net property, plant and equipment	810,465	901,087

OTHER ASSETS:
Commodity derivatives	3,242	17
Deferred loan costs	15,320	14,039
Other	3,060	5,676

Total other assets	21,622	19,732

TOTAL ASSETS	$929,744	$984,899

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,098	$66,591
Interest payable	21,854	14,849
Commodity derivatives	2,490	26,952

Total current liabilities	77,442	108,392

LONG-TERM DEBT	686,958	719,524
COMMODITY DERIVATIVES	308	27,608
ASSET RETIREMENT OBLIGATIONS	92,008	93,143

Total liabilities	856,716	948,667

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 61,596,405 and 61,455,060 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively)	616	615
Additional paid-in capital	443,470	450,124
Retained earnings (accumulated deficit)	(371,058)	(414,507)

Total stockholders' equity	73,028	36,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$929,744	$984,899

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
REVENUES:
Oil and natural gas sales	$77,296	$95,377	$241,533	$259,701
Other	1,635	1,321	3,877	4,859

Total revenues	78,931	96,698	245,410	264,560
EXPENSES:
Lease operating expense	28,684	22,899	71,360	67,442
Property and production taxes	1,796	1,671	4,783	8,588
Transportation expense	2,367	482	7,023	5,151
Depletion, depreciation and amortization	20,406	22,240	63,810	65,707
Accretion of asset retirement obligations	1,623	1,457	4,821	4,298
General and administrative, net of amounts capitalized	9,236	11,822	27,889	34,052

Total expenses	64,112	60,571	179,686	185,238

Income (loss) from operations	14,819	36,127	65,724	79,322
FINANCING COSTS AND OTHER:
Interest expense, net	16,005	16,498	44,678	48,089
Amortization of deferred loan costs	592	597	1,715	1,751
Interest rate derivative losses (gains), net	—	—	1,083	—
Loss on extinguishment of debt	—	—	1,357	—
Commodity derivative losses (gains), net	(38,572)	49,089	(15,001)	72,931

Total financing costs and other	(21,975)	66,184	33,832	122,771

Income (loss) before income taxes	36,794	(30,057)	31,892	(43,449)
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$36,794	$(30,057)	$31,892	$(43,449)

Earnings per common share:
Basic	$0.60	$(0.51)	$0.53	$(0.74)
Diluted	$0.60	$(0.51)	$0.52	$(0.74)
Weighted average common shares outstanding:
Basic	58,738	59,119	57,881	59,045
Diluted	58,830	59,119	58,038	59,045

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2011	61,596	$616	$443,470	$(371,058)	$73,028
Issuance of restricted shares, net of cancellations	(155)	(1)	1	—	—
Share-based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	14	—	133	—	133
Net income (loss)	—	—	—	(43,449)	(43,449)

BALANCE AT SEPTEMBER 30, 2012	61,455	$615	$450,124	$(414,507)	$36,232

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,892	$(43,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	63,810	65,707
Accretion of asset retirement obligations	4,821	4,298
Share-based compensation	4,966	4,245
Amortization of deferred loan costs	1,715	1,751
Amortization of bond discounts and other non-cash interest	500	566
Loss on extinguishment of debt	1,357	—
Unrealized interest rate swap derivative losses (gains)	(40,064)	—
Unrealized commodity derivative losses (gains) and amortization of premiums	(3,455)	113,216
Changes in operating assets and liabilities:
Accounts receivable	(2,113)	(3,800)
Inventories	(265)	1,438
Other current assets	(589)	(909)
Income taxes receivable	931	—
Other assets	204	(2,616)
Accounts payable and accrued liabilities	10,059	4,860
Net premiums paid on derivative contracts	(7,201)	(10,987)

Net cash provided by operating activities	66,568	134,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(189,467)	(176,734)
Acquisitions of oil and natural gas properties	(213)	(175)
Expenditures for other property and equipment	(1,088)	(2,399)
Proceeds from sale of oil and natural gas properties	—	23,342

Net cash (used in) provided by investing activities	(190,768)	(155,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	563,000	200,000
Principal payments on long-term debt	(515,311)	(168,000)
Payments for deferred loan costs	(12,548)	(444)
Proceeds from issuance of common stock	82,800	—
Stock issuance costs	(629)	—
Proceeds from stock incentive plans and other	1,873	133

Net cash (used in) provided by financing activities	119,185	31,689

Net increase (decrease) in cash and cash equivalents	(5,015)	10,043
Cash and cash equivalents, beginning of period	5,024	8,165

Cash and cash equivalents, end of period	$9	$18,208

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$43,641	$54,529
Cash paid (refunded) for income taxes	$(931)	$—
Supplemental Disclosure of Noncash Activities—
Accrued capital expenditures at period end	$15,017	$27,077
Increase (decrease) in accrued capital expenditures	$(5,355)	$865

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

        Recent Events    On August 26, 2011, the Company's board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. At the time of the proposal, Mr. Marquez was the beneficial owner of approximately 50.3% of Venoco's common stock. The Company's board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. On January 16, 2012, the Company announced that it had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he would acquire all shares of which he was not the beneficial owner for $12.50 per share in cash. On June 5, 2012, the shareholders (including a majority of the unaffiliated shareholders) approved the merger and on October 3, 2012 the transaction contemplated by the merger agreement closed. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by Denver Parent Corporation, an entity owned and controlled by Mr. Marquez and his affiliates.

        In connection with the closing of the transaction, Venoco entered into a fifth amended and restated credit agreement related to its revolving credit facility and entered into a $315 million second lien term loan. Details regarding each of the agreements are provided in the long-term debt footnote.

        Basis of Presentation    The unaudited condensed consolidated financial statements include the accounts of Venoco and its subsidiaries, all of which are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2011 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        The Company has net operating loss carryovers as of December 31, 2011 of $295.7 million for federal income tax purposes as a result of losses incurred before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led the Company to provide a valuation allowance against its net deferred tax assets at December 31, 2011 and September 30, 2012, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

        The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and unvested restricted stock, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Dilutive	3,187	—	3,200	—
Anti-dilutive	593	3,177	559	3,277

        The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income (loss)	$36,794	$(30,057)	$31,892	$(43,449)
Allocation of net income to unvested restricted stock	(1,718)	—	(1,492)	—

Net income (loss) allocated to common stock	$35,076	$(30,057)	$30,400	$(43,449)

Basic weighted average common shares outstanding	58,738	59,119	57,881	59,045
Add: dilutive effect of stock options	92	—	157	—

Diluted weighted average common shares outstanding	58,830	59,119	58,038	59,045

Basic earnings per common share	$0.60	$(0.51)	$0.53	$(0.74)
Diluted earnings per common share	$0.60	$(0.51)	$0.52	$(0.74)

        As a result of the completion of the merger transaction on October 3, 2012, the Company no longer has any stock outstanding that is publicly traded or any outstanding restricted stock.

        Related Party Transactions    The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by the Company's executive chairman and former chief executive officer, Timothy Marquez, and his wife. For the nine months ended September 30, 2012, the Company incurred approximately $0.6 million of costs related to the agreement. At September 30, 2012, $0.9 million remains in accounts payable and accrued liabilities due to TimBer, including amounts incurred in 2011.

        Mr. Edward O'Donnell was appointed the COO of the Company in January 2012 and CEO in August 2012. Per the employment agreement entered into in connection with Mr. O'Donnell's

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

appointment, the Company agreed to purchase his residence in Santa Barbara County, California to facilitate his relocation from California to Denver, Colorado. In February 2012, the Company purchased Mr. O'Donnell's residence for the appraised value of $1.6 million.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Revolving credit agreement due March 2016	$43,000	$75,000
11.50% senior notes due October 2017 (face value $150,000)	143,958	144,524
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	686,958	719,524
Less: current portion of long-term debt	—	—

Long-term debt, net of current portion	$686,958	$719,524

        Revolving Credit Facility.    In October 2012, the Company entered into a fifth amended and restated credit agreement which maintained the size of its revolving credit facility at $500 million and the maturity date of the facility at March 31, 2016. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders (currently $175 million). The availability under the facility is limited to the commitments of the participating lenders, which currently total $156 million. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that the Company's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures the Company can incur related to the onshore Monterey project when the debt to EBITDA ratio exceeds 3.75 to 1.00.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of eight banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        As of November 6, 2012, the Company had $101.0 million outstanding on the facility and had available borrowing capacity of $51.2 million under the facility, net of the outstanding balance and $3.8 million in outstanding letters of credit.

        Second Lien Term Loan Facility.    In connection with the going private transaction, the Company entered into a $315.0 million senior secured second lien term loan facility in October 2012 (the "second lien term loan facility"), which was issued at 98% of the principal amount of the facility. Loans made under the second lien term loan facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bear interest at LIBOR plus 7.00%. Per the second lien term loan agreement, LIBOR shall not be less than 1.50%.

        The agreement governing the second lien term loan facility contains customary representations, warranties, events of default and indemnities. The agreement also contains certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness and financial covenants that require the Company to maintain specified ratios of debt to adjusted EBITDA, interest coverage and collateral coverage. Additionally, the agreement restricts the amount of exploratory capital expenditures the Company can incur related to its onshore Monterey project when the debt to EBITDA ratio exceeds 5.0 to 1.0. The facility is secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The maturity date of the principal on the second lien term loan facility is June 30, 2017.

        The Company may from time to time make optional prepayments of amounts borrowed under the second lien term loan facility, if no amounts are outstanding under the revolving credit facility, at a 3.0% premium if paid prior to October 3, 2013 with the premium declining 1% each year through October 3, 2015 and then at par thereafter. Amounts prepaid under the second lien term loan facility may not be reborrowed.

        8.875% Senior Notes.    In February 2011, the Company issued $500 million in 8.875% senior notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, the Company repaid in full the outstanding principal balance of $455.3 million on its then outstanding second lien term loan. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. The Company may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, the Company may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit the Company's ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

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

        The Company was in compliance with all debt covenants at September 30, 2012.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At September 30, 2012, the balance of unamortized net derivative premiums paid was $12.2 million, of which $1.1 million will be amortized in the remainder of 2012 and $3.7 million will be amortized in each of the years from 2013 through 2015.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Realized commodity derivative (gains) losses	$(2,571)	$7,597	$(11,546)	$(40,285)
Amortization of commodity derivative premiums	1,990	1,203	5,970	11,222
Unrealized commodity derivative (gains) losses for changes in fair value:	(37,991)	40,289	(9,425)	101,994

Commodity derivative (gains) losses	$(38,572)	$49,089	$(15,001)	$72,931

        During the first nine months of 2012, the Company unwound certain of its then existing oil and natural gas derivative contracts and received $52.2 million. The Company also unwound certain oil contracts in the second quarter of 2011 for which it received $2.0 million. The gains recognized are included in realized commodity derivative losses (gains).

        As of September 30, 2012, the Company had entered into swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

differential between the agreement price and the price per the applicable index (NYMEX WTI ("WTI") (oil), Inter-Continental Exchange Brent ("Brent") (oil) or NYMEX Henry Hub (natural gas)).

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 - December 31, 2013:
Swaps	—	$—	—	$—	24,000	$3.47
Collars	—	$—	4,600	$90.00/$102.47	—	$—
January 1 - December 31, 2014:
Swaps	—	$—	—	$—	18,600	$3.82
Collars	—	$—	4,100	$90.00/$98.59	—	$—
January 1 - December 31, 2015:
Collars	—	$—	3,675	$90.00/$98.95	15,000	$3.50/$4.66

(1)
Reflects the impact of call spreads and purchased calls, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        In October 2012, the Company entered into oil swaps for 1,350 barrels per day at an average price of $106.52 per barrel for the period from January 1, 2013 to December 31, 2013.

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and Brent. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked more closely with Brent prices than to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

majority of the Company's natural gas is sold. The Company's oil and natural gas basis swaps as of September 30, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2012	Brent Crude	8,500	$6.82	—	—	$—
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	24,000	$0.24
January 1 - December 31, 2014	—	—	$—	PG&E Citygate	18,600	$0.24
January 1 - December 31, 2015	—	—	$—	PG&E Citygate	15,000	$0.24

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

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to any amounts which may be outstanding under the Company's revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011. The Company incurred a realized loss of $41.1 million and an unrealized gain of $40.0 million in the nine months ended September 30, 2011, under its interest rate derivative contracts. These amounts are reported in interest rate derivative (gains) losses on the consolidated statements of operations.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2011 and September 30, 2012 are summarized below. The net fair value of the Company's derivatives changed by $102.2 million from a net asset of $48.2 million at December 31, 2011 to a net liability of $54.0 million at September 30, 2012, primarily due to (i) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2012. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2011	September 30, 2012
Current Assets—Commodity derivatives:
Oil derivative contracts	$6,190	$526
Gas derivative contracts	41,578	—

	47,768	526

Other Assets—Commodity derivatives:
Oil derivative contracts	3,230	17
Gas derivative contracts	12	—

	3,242	17

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(2,490)	(23,569)
Gas derivative contracts	—	(3,383)

	(2,490)	(26,952)

Commodity derivatives:
Oil derivative contracts	(308)	(22,731)
Gas derivative contracts	—	(4,877)

	(308)	(27,608)

Net derivative asset (liability)	$48,212	$(54,017)

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2012 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2012
Assets (Liabilities):
Commodity derivative contracts	$—	$543	$—	$543
Commodity derivative contracts	—	(54,560)	—	(54,560)

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

	December 31, 2011		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Commodity derivatives—Assets	$51,010	$51,010	$543	$543
Commodity derivatives—Liabilities	(2,798)	(2,798)	(54,560)	(54,560)
Revolving credit agreement	(43,000)	(43,000)	(75,000)	(75,000)
11.50% senior notes	(143,958)	(154,500)	(144,524)	(156,750)
8.875% senior notes	(500,000)	(455,000)	(500,000)	(428,750)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2011 and 2012 (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Asset retirement obligations at beginning of period	$94,221	$92,508
Revisions of estimated liabilities	(15,095)	(59)
Liabilities incurred/acquired	3,365	1,060
Liabilities settled	(251)	(504)
Disposition of properties	—	(3,160)
Accretion expense	4,821	4,298

Asset retirement obligations at end of period	87,061	94,143
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(1,000)

Long-term asset retirement obligations	$86,561	$93,143

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

7. CAPITAL STOCK

        The Company had 65.6 million shares of common stock issued or reserved for issuance at September 30, 2012. At September 30, 2012, the Company had 61.5 million shares of common stock issued and outstanding, of which 2.3 million shares were restricted stock granted under the Company's 2005 stock incentive plan. At September 30, 2012, the Company had approximately 0.8 million options outstanding and 3.0 million shares available to be issued pursuant to awards under its stock incentive plans, including the 2008 Employee Stock Purchase Plan.

        On October 3, 2012, Venoco's former CEO and executive chairman completed a transaction whereby he purchased all of the outstanding stock of the Company for $12.50 per share. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by Denver Parent Corporation, an entity owned and controlled by Mr. Marquez and his affiliates. In connection with the going private transaction, all of the 29,936,378 shares of Venoco stock outstanding following the merger is pledged as security for debt of Denver Parent Corporation, which was incurred in connection with the going private transaction. At closing, all then-outstanding shares of common stock, other than shares owned and controlled by Mr. Marquez and his affiliates, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

8. SHARE-BASED PAYMENTS

        The Company has granted options to directors and certain employees and officers of the Company other than its former CEO, under its 2000 and 2005 Stock Plans (the "Stock Plans"). As of September 30, 2012, there were a total of 830,055 options outstanding with a weighted average exercise

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

price of $13.45 ($6.00 to $20.00), all of which have vested. The options typically have a maximum life of 10 years.

        As of September 30, 2012, there were a total of 2,331,726 shares of restricted stock outstanding under the Company's 2005 stock incentive plan, including 990,550 shares granted to Mr. Marquez. Restricted shares subject to service conditions only generally vest over a four year period, with 25% vesting on each subsequent anniversary of the grant date. The grant date fair value of restricted stock subject to service conditions only is determined by the Company's closing stock price on the day prior to the date of grant. The vesting of 1,726,829 shares was also subject to market conditions based on the Company's total shareholder return in comparison to peer group companies and/or an industry index for each calendar year. Shares of restricted stock subject to market conditions granted prior to 2011 have a four year period over which vesting may occur. For grants issued in 2011, this period was expanded by three years in which a portion of the available shares could vest. The weighted-average fair value of the restricted shares subject to market conditions was derived using a Monte Carlo technique. The estimated grant date fair values of restricted share awards are recognized as expense over the requisite service periods.

        As of September 30, 2012, there was $10.4 million of total unrecognized compensation cost related to restricted stock, which was expected to be amortized over a weighted average period of 1.9 years. All compensation cost related to stock options has been recognized.

        As discussed above, the going private transaction closed on October 3, 2012 and the Company no longer has publicly traded stock. As a result of the transaction, each share of unvested restricted stock held by employees outstanding on October 3, 2012 was converted to a right to receive $12.50 on a vesting schedule consistent with the original terms of the grant. The market conditions to which certain restricted shares were subject will be deemed to have been met at the target level. All unvested restricted stock held by members of the board of directors, other than Tim Marquez, were cancelled. Additionally, each outstanding option was converted into a right to receive a cash payment equal to the number of options multiplied by the amount (if any) by which $12.50 exceeds the option's exercise price. The Company is currently finalizing plans for a new long-term incentive equity-based award plan under a private company scenario to replace the existing Stock Plans. Once the new long-term incentive equity-based award plans are finalized, the Company intends to issue annual grants of equity or equity-related compensation in 2012.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
General and administrative expense	$2,430	$1,790	$7,140	$5,850
Oil and natural gas production expense	260	160	890	670

Total share-based compensation costs	2,690	1,950	8,030	6,520
Less: share-based compensation costs capitalized	(1,127)	(453)	(3,064)	(2,275)

Share-based compensation expensed	$1,563	$1,497	$4,966	$4,245

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price
Outstanding, start of period	846,055	$13.53
Granted	—	$—
Exercised	—	$—
Cancelled	(16,000)	$17.73

Outstanding, end of period	830,055	$13.45

Exercisable, end of period	830,055	$13.45

        The following summarizes the Company's unvested restricted stock award activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, start of period	2,815,244	$11.35
Granted	1,500	$8.22
Vested	(328,749)	$11.63
Forfeited	(156,269)	$11.02

Non-vested, end of period	2,331,726	$11.33

        The Company also provided a non-compensatory Employee Stock Purchase Plan (the "ESPP"). Participation in the ESPP was open to all employees, other than executive officers, who met limited qualifications. Under the terms of the ESPP, employees were able to purchase Company stock at a 5% discount as determined by the fair market value of the Company's stock on the last trading day of each purchase period. Individual employees were limited to $25,000 of common stock purchased in any calendar year. In connection with the closing of the going private transaction, the ESPP was terminated.

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

(UNAUDITED)

9. CONTINGENCIES (Continued)

cases were stayed. In November 2006, the judge entered summary judgment in favor of all defendants in the test cases, including the Company. The judge dismissed all claims by the test case plaintiffs on the ground that they offered no evidence of medical causation between the alleged emissions and the plaintiffs' alleged injuries. Plaintiffs appealed the ruling. In July 2012 the Company entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against the defendants will be dismissed with prejudice.

        Certain defendants and related parties have made claims for indemnity against the Company which the Company is disputing. An insurer for the City of Beverly Hills has filed suit against the Company and the Company's predecessors in interest seeking recovery of approximately $1.2 million spent by the insurer in defending the city in the Beverly Hills Lawsuits. The Company believes that this suit and other potential claims for indemnity are without merit. Based on information known to the Company, the Company does not believe that it is probable that the pending and potential indemnity claims will result in a material judgment against the Company. Therefore, no liability has been accrued.

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

(UNAUDITED)

9. CONTINGENCIES (Continued)

merger agreement with Mr. Marquez and certain of his affiliates pursuant to which, at closing, each of the shareholders other than Mr. Marquez and his affiliates would receive $12.50 for each share of Company stock (the "Merger"). Following announcement of the merger agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. Each action seeks certification as a class action. Plaintiffs in both the Delaware and Colorado actions challenge the Merger and allege, among other things, that the consideration paid was inadequate. The complaints filed in Delaware were consolidated. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the complaints and believes they are without merit.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, with respect to these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2012. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,208	$—	$—	$—	$18,208
Accounts receivable	32,662	118	1,414	—	34,194
Inventories	5,973	—	—	—	5,973
Other current assets	5,179	—	—	—	5,179
Commodity derivatives	526	—	—	—	526

TOTAL CURRENT ASSETS	62,548	118	1,414	—	64,080

PROPERTY, PLANT & EQUIPMENT, NET	1,065,085	(184,138)	20,140	—	901,087
COMMODITY DERIVATIVES	17	—	—	—	17
INVESTMENTS IN AFFILIATES	539,818	—	—	(539,818)	—
OTHER	19,655	60	—	—	19,715

TOTAL ASSETS	$1,687,123	$(183,960)	$21,554	$(539,818)	$984,899

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$66,591	$—	$—	$—	$66,591
Interest payable	14,849	—	—	—	14,849
Commodity derivatives	26,952	—	—	—	26,952

TOTAL CURRENT LIABILITIES:	108,392	—	—	—	108,392

LONG-TERM DEBT	719,524	—	—	—	719,524
COMMODITY DERIVATIVES	27,608	—	—	—	27,608
ASSET RETIREMENT OBLIGATIONS	91,065	1,379	699	—	93,143
INTERCOMPANY PAYABLES (RECEIVABLES)	704,302	(652,864)	(51,438)	—	—

TOTAL LIABILITIES	1,650,891	(651,485)	(50,739)	—	948,667

TOTAL STOCKHOLDERS' EQUITY	36,232	467,525	72,293	(539,818)	36,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,687,123	$(183,960)	$21,554	$(539,818)	$984,899

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$95,032	$345	$—	$—	$95,377
Other	714	—	4,121	(3,514)	1,321

Total revenues	95,746	345	4,121	(3,514)	96,698
EXPENSES:
Lease operating expenses	22,376	8	515	—	22,899
Property and production taxes	1,460	—	211	—	1,671
Transportation expense	3,905	4	—	(3,427)	482
Depletion, depreciation and amortization	22,005	26	209	—	22,240
Accretion of asset retirement obligations	1,419	28	10	—	1,457
General and administrative, net of amounts capitalized	11,793	—	116	(87)	11,822

Total expenses	62,958	66	1,061	(3,514)	60,571

Income (loss) from operations	32,788	279	3,060	—	36,127
FINANCING COSTS AND OTHER:
Interest expense, net	17,488	—	(990)	—	16,498
Amortization of deferred loan costs	597	—	—	—	597
Commodity derivative losses (gains), net	49,089	—	—	—	49,089

Total financing costs and other	67,174	—	(990)	—	66,184

Equity in subsidiary income	2,685	—	—	(2,685)	—

Income (loss) before income taxes	(31,701)	279	4,050	(2,685)	(30,057)
Income tax provision (benefit)	(1,646)	106	1,540	—	—

Net income (loss)	$(30,055)	$173	2,510	$(2,685)	$(30,057)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$240,345	$1,188	$—	$—	$241,533
Other	3,590	42	3,413	(3,168)	3,877

Total revenues	243,935	1,230	3,413	(3,168)	245,410
EXPENSES:
Lease operating expense	70,055	46	1,259	—	71,360
Property and production taxes	5,020	(336)	99	—	4,783
Transportation expense	9,927	—	—	(2,904)	7,023
Depletion, depreciation and amortization	63,265	78	467	—	63,810
Accretion of asset retirement obligations	4,669	97	55	—	4,821
General and administrative, net of amounts capitalized	27,801	1	351	(264)	27,889

Total expenses	180,737	(114)	2,231	(3,168)	179,686

Income (loss) from operations	63,198	1,344	1,182	—	65,724
FINANCING COSTS AND OTHER:
Interest expense, net	47,826	—	(3,148)	—	44,678
Amortization of deferred loan costs	1,715	—	—	—	1,715
Interest rate derivative losses (gains), net	1,083	—	—	—	1,083
Loss on extinguishment of debt	1,357	—	—	—	1,357
Commodity derivative losses (gains), net	(15,001)	—	—	—	(15,001)

Total financing costs and other	36,980	—	(3,148)	—	33,832

Equity in subsidiary income	3,518	—	—	(3,518)	—

Income (loss) before income taxes	29,736	1,344	4,330	(3,518)	31,892
Income tax provision (benefit)	(2,156)	511	1,645	—	—

Net income (loss)	$31,892	$833	$2,685	$(3,518)	$31,892

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$258,632	$1,069	$—	$—	$259,701
Other	3,391	18	9,122	(7,672)	4,859

Total revenues	262,023	1,087	9,122	(7,672)	264,560
EXPENSES:
Lease operating expense	66,047	35	1,360	—	67,442
Property and production taxes	8,344	1	243	—	8,588
Transportation expense	12,557	4	—	(7,410)	5,151
Depletion, depreciation and amortization	65,071	78	558	—	65,707
Accretion of asset retirement obligations	4,177	92	29	—	4,298
General and administrative, net of amounts capitalized	33,951	1	362	(262)	34,052

Total expenses	190,147	211	2,552	(7,672)	185,238

Income (loss) from operations	71,876	876	6,570	—	79,322
FINANCING COSTS AND OTHER:
Interest expense, net	50,965	—	(2,876)	—	48,089
Amortization of deferred loan costs	1,751	—	—	—	1,751
Commodity derivative losses (gains), net	72,931	—	—	—	72,931

Total financing costs and other	125,647	—	(2,876)	—	122,771

Equity in subsidiary income	6,401	—	—	(6,401)	—

Income (loss) before income taxes	(47,370)	876	9,446	(6,401)	(43,449)
Income tax provision (benefit)	(3,923)	333	3,590	—	—

Net income (loss)	$(43,447)	$543	$5,856	$(6,401)	$(43,449)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$124,248	$1,065	$9,007	$—	$134,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(170,545)	(50)	(6,139)	—	(176,734)
Acquisitions of oil and natural gas properties	(175)	—	—	—	(175)
Expenditures for property and equipment and other	(2,399)	—	—	—	(2,399)
Proceeds from sale of oil and natural gas properties	23,342	—	—	—	23,342

Net cash provided by (used in) investing activities	(149,777)	(50)	(6,139)	—	(155,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	3,883	(1,015)	(2,868)	—	—
Proceeds from long-term debt	200,000	—	—	—	200,000
Principal payments on long-term debt	(168,000)	—	—	—	(168,000)
Payments for deferred loan costs	(444)	—	—	—	(444)
Proceeds from stock incentive plans and other	133	—	—	—	133

Net cash provided by (used in) financing activities	35,572	(1,015)	(2,868)	—	31,689

Net increase (decrease) in cash and cash equivalents	10,043	—	—	—	10,043
Cash and cash equivalents, beginning of period	8,165	—	—	—	8,165

Cash and cash equivalents, end of period	$18,208	$—	$—	$—	$18,208

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

Recent Events

        In August 2011, our board of directors received a proposal from our executive chairman and former CEO, Timothy Marquez, to acquire all of the outstanding shares of our common stock of which he was not the beneficial owner for $12.50 per share in cash. At the time of the proposal, Mr. Marquez was the beneficial owner of approximately 50.3% of the common stock. The board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. In January 2012, we announced that we had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he would acquire all shares he did not beneficially own for $12.50 per share in cash, a transaction we refer to as the going private transaction. The special committee also announced that it unanimously concluded that the going private transaction was in the best interest of the Company's minority shareholders. As a result, the agreement was approved by the full board of directors, with Mr. Marquez abstaining. On June 5, 2012, the shareholders (including a majority of unaffiliated shareholders) approved the merger and on October 3, 2012, the transaction contemplated by the merger agreement was completed. As a result, Venoco's common stock is no longer publicly traded, however, the Company will continue as a voluntary filer with the SEC as required by the indentures governing our senior notes.

        In connection with the closing of the going private transaction, we entered into the fifth amended and restated credit agreement related to our revolving credit facility and a $315 million second lien term loan. Both of these agreements are discussed in further detail in "—Capital Resources and Requirements".

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our 2012 development, exploitation and exploration capital expenditure budget was initially set at $255 million, of which approximately $179.9 million has been incurred in the first nine months of 2012. However, in view of the closing of the going private transaction and the financial covenants included in our debt agreements following the closing (including covenants restricting certain capital expenditures in some circumstances), we expect to reduce our 2012 capital expenditures over the remainder of the year. We currently expect that we will end the year with capital spending of approximately $215 million, with approximately $109 million spent relating to Southern California legacy projects, $78 million spent on onshore Monterey projects and the remaining $28 million related to the Sacramento Basin. The reduced spending is expected to reflect an increased focus on development activities relative to exploration drilling. We are currently in the process of developing our 2013 capital budget. We currently expect that our capital expenditures in 2013 will likely be significantly below our 2012 capital expenditures, in part as a result of an expected reduction in drilling activities in the onshore Monterey shale.

        The aggregate levels of capital expenditures for the remainder of 2012 and 2013, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2012 capital spending program to date and the current outlook for the remainder of 2012.

Southern California—Exploitation and Development

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. During the first nine months of 2012, we spud four wells and completed six wells, including two wells that were spud in 2011. We do not plan to perform any additional drilling activity during the fourth quarter of 2012 at Montalvo. The field has not been fully delineated offshore or fully developed onshore.

        In the Sockeye field, we drilled three wells and performed one recompletion during the first nine months of the year. We do not expect to incur any significant capital expenditures at Sockeye during the fourth quarter.

        At the South Ellwood field, our plans include the drilling of four wells during 2012 (three PUDs and one probable well). We completed two of the PUD wells during the second quarter. The third PUD well was completed in the third quarter and was not successful. We expect to re-drill this well in the fourth quarter. The probable well was spud in the third quarter and will be completed in the first quarter of 2013.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations in January 2012.

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

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through the third quarter of 2012, we have spud 29 wells and have set casing on 25 of those wells. We have been encouraged by the scientific information collected thus far, particularly in two of our prospect areas (the Sevier field in the San Joaquin Basin and the South Salinas field in the Salinas Valley), however, to date, we have not seen material levels of production or reserves from the program. Based on the data we have gathered and the results we have seen to date at the Sevier field, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

        During the first nine months of 2012, we spud five wells at Sevier and also completed five wells including one well spud during the fourth quarter of 2011. For the full year 2012, we expect to incur approximately $78 million in capital expenditures related to onshore Monterey development, of which $66 million has been incurred during the first nine months of 2012. We originally planned to drill 15 to 20 wells at Sevier during the year. Currently, however, we do not plan to spud any additional wells in the fourth quarter in Sevier.

Sacramento Basin

        We have reduced our activity levels in the Sacramento Basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects including Monterey shale activities. For the full year 2012, we plan to drill four wells and perform over 200 recompletions. During the nine months of 2012, we spud three wells and performed 173 recompletions. We spud the fourth well early in the fourth quarter. Our reduced capital spending has resulted in lower average daily production in the first nine months of 2012 than our 2011 average daily production from the basin. We would expect to return to a focus on growth in the basin when natural gas prices improve. At that time we would expect to continue to pursue our infill drilling program in the greater Grimes and Willows fields and to test and evaluate potential downspacing opportunities in the basin as well as new methods of improving productivity and reducing drilling costs.

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

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, the carrying value of our oil and natural gas properties, value of our proved reserves and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. The low natural gas price environment that existed at the end of 2011 has not substantially improved in the first nine months of 2012. If natural gas prices remain at depressed levels through the remainder of the year, certain of our proved undeveloped locations in the Sacramento Basin would become uneconomic based on SEC pricing and we would be required to remove the locations from our proved reserves at year-end. Our internal estimates of proved reserves as of September 30, 2012 reflect a significant reduction in proved undeveloped reserves in the Sacramento Basin. However, this reduction in estimated reserve quantities did not result in a significant change to the estimated PV-10 value of our company-wide proved reserves as of that date.

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of November 6, 2012, we had hedge contract floors covering 8,500 barrels of oil per day and 29.5 million cubic feet of natural gas per day for the remainder of 2012. We have also secured hedge contracts for portions of our 2013, 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and the first nine months of 2012 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). Additionally, effective February 2012, we entered into a new sales contract related to oil produced from our South Ellwood field with terms more favorable than the previous contract because, as of January 31, 2012, we were able to deliver our oil through a common carrier pipeline rather than via barge. As a result of these contracts, our average realized price for oil in the period from April through September 2012 was approximately $6.70 per barrel higher than the average WTI price and approximately $9.60 per barrel below the average Brent price for the same period.

        Expected Production.    As a result of higher oil prices and sustained depressed natural gas prices, we have emphasized our oil projects in Southern California relative to our natural gas projects in the Sacramento Basin in our 2012 capital expenditures budget. Our capital spending through nine months has been allocated approximately 52% to our legacy Southern California fields and 37% to our onshore Monterey shale program. As a result of the increase in capital spending related to our oil producing Southern California assets in 2012, our production ratio of oil to natural gas has increased in 2012 relative to 2011. We expect the ratio of oil to natural gas production to continue to increase during the fourth quarter and in 2013. We expect overall production in 2012 to be similar to production in 2011 on a BOE basis. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with third party services, limitations on capital expenditures resulting from the terms of our debt agreements, the availability of drilling rigs, oil and natural gas prices, events resulting in unexpected downtime, permitting issues, drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale, and other factors, including those referenced in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $14.09 per BOE for the first nine months of 2012 were slightly lower than our full year 2011 results of $14.64 per BOE. We expect our 2012 LOE per BOE to be similar to 2011. Our expectations with respect to future expenses are subject to numerous risks and uncertainties, including those described and referenced in the preceding paragraph.

        Property and Production Taxes.    Property and production taxes of $1.79 per BOE for the first nine months of 2012 were higher than our full year 2011 results of $0.99 per BOE. We expect our 2012 property and production taxes to be higher on a per BOE basis compared to our 2011 results due primarily to supplemental ad valorem taxes related to successful oil wells drilled during 2012. As with lease operating expenses, our expectations with respect to future property and production taxes are subject to numerous risks and uncertainties.

        Transportation Expenses.    Transportation expenses were $1.08 per BOE for the first nine months of 2012 compared to $1.45 per BOE for the full year 2011. Because we now transport our South Ellwood oil via a common carrier onshore pipeline and have eliminated the use of the barge, we expect that our full year transportation expenses in 2012 will be lower than 2011 on both a dollar and a BOE basis.

        General and Administrative Expenses.    General and administrative expenses increased to $5.37 per BOE (excluding share-based compensation charges of $0.75 per BOE and costs of $0.99 per BOE related to the going private transaction) in the first nine months of 2012 compared to $4.96 per BOE for 2011 (excluding share-based compensation charges of $0.88 per BOE and costs of $0.26 per BOE related to the going private transaction). Excluding share-based compensation charges and going private related charges, on a per BOE basis, we expect our G&A costs to increase in 2012 compared to 2011. As with our lease operating expenses and property and production taxes, our expectations with respect to G&A costs are subject to numerous risks and uncertainties.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first nine months of 2012 of $13.73 per BOE increased from our full year 2011 DD&A of $13.35 per BOE. We expect our 2012 DD&A to increase on a per BOE basis compared to our full year 2011 results. As with lease operating expenses, property and production taxes and G&A expenses, our expectations with respect to DD&A expenses are subject to numerous risks and uncertainties.

        Interest Expense.    In connection with the going private transaction, on October 3, 2012 we entered into a $315 million second lien term loan facility with an interest rate floor of 8.50% per annum. As a result of this additional debt, we expect interest expense for the full year 2012 to be higher than interest expense incurred in 2011.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008 and 2009 as well as taxable losses in each of the tax years from 2007 through 2011. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2011 and September 30, 2012 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices and sets forth our operating revenues, costs and expenses on a BOE basis for the three and nine months ended September 30, 2011 and 2012. This information reflects the actual historical results of our operations. No pro forma adjustments have been made for acquisitions and divestitures of oil and gas properties, which will affect the comparability of the data below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Production Volume:
Oil (MBbls)(1)	594	839	1,821	2,172
Natural gas (MMcf)	5,966	4,846	17,812	15,688
MBOE	1,588	1,647	4,790	4,787
Daily Average Production Volume:
Oil (Bbls/d)	6,457	9,120	6,670	7,927
Natural gas (Mcf/d)	64,848	52,674	65,245	57,255
BOE/d	17,265	17,899	17,544	17,470
Oil Price per Bbl Produced (in dollars):
Realized price	$87.24	$96.20	$90.06	$98.26
Realized commodity derivative gain (loss)(2)	(5.01)	(9.68)	(3.97)	(8.34)

Net realized price	$82.23	$86.52	$86.09	$89.92

Natural Gas Price per Mcf (in dollars):
Realized price	$4.18	$2.86	$4.16	$2.67
Realized commodity derivative gain (loss)(2)	0.93	0.11	0.91	0.40

Net realized price	$5.11	$2.97	$5.07	$3.07

Expense per BOE:
Lease operating expenses	$18.06	$13.90	$14.90	$14.09
Property and production taxes	1.13	1.01	1.00	1.79
Transportation expenses	1.49	0.29	1.47	1.08
Depreciation, depletion and amortization	12.85	13.50	13.32	13.73
General and administrative expense(3)	5.82	7.18	5.82	7.11
Interest expense	10.08	10.02	9.33	10.05

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

(2)
The realized commodity derivative gain (loss) excludes gains from the early settlement of oil and natural gas hedges in the following periods:

  —nine months ended September 30, 2012 excludes gains of $44.3 million for natural gas and $7.9 million for oil.

  —nine months ended September 30, 2011 excludes gain of $2.0 million for oil.

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2012 to Quarter Ended September 30, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $18.1 million (23%) in the third quarter of 2012 to $95.4 million compared to $77.3 million in the third quarter of 2011. Sales in the third quarter of 2012 were primarily impacted by higher oil production and higher oil prices compared to the third quarter of 2011, partially offset by lower natural gas prices and lower natural gas production in the third quarter of 2012, as described below.

        Oil sales increased by $29.1 million (56%) in the third quarter of 2012 to $81.5 million compared to $52.4 million in the third quarter of 2011. Oil production increased by 41%, with production of 839 MBbls in the third quarter of 2012 compared to 594 MBbls in the third quarter of 2011. The increase is primarily due to higher production at our South Ellwood and West Montalvo fields, resulting from successful drilling activity. Our average realized price for oil increased $8.96 per Bbl (10%) from $87.24 per Bbl in the third quarter of 2011 to $96.20 per Bbl for the third quarter of 2012. Our new sales contracts, which are tied to Southern California indices and were effective April 1, 2012, contributed to the higher average sales prices realized in the third quarter of 2012.

        Natural gas sales decreased $11.0 million (44%) in the third quarter of 2012 to $13.9 million compared to $24.9 million in the third quarter of 2011. Natural gas production decreased by 19% in the third quarter of 2012, with production of 4,846 MMcf compared to 5,966 MMcf in the third quarter of 2011. The decrease is primarily the result of (i) the natural production decline of wells in the Sacramento Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and the first nine months of 2012 due to our reduced focus on natural gas projects resulting from the depressed natural gas price environment. Our average realized price for natural gas decreased $1.32 per Mcf (32%) from $4.18 per Mcf in the third quarter of 2011 to $2.86 per Mcf in the third quarter of 2012.

        Other Revenues.    Other revenues decreased $0.3 million (19%) in the third quarter of 2012 to $1.3 million compared to $1.6 million in the third quarter of 2011. During the third quarter of 2011, we received revenues related to sub-charter activity of the double-hulled barge used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in the third quarter of 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $5.8 million (20%) in the third quarter of 2012 to $22.9 million compared to $28.7 million in the third quarter of 2011. During the third quarter of 2011, we incurred increased LOE due primarily to (i) costs incurred to return Platform Grace to production, (ii) costs related to planned maintenance at Platform Holly and (iii) certain non-recurring maintenance performed at Dos Cuadras, Platform Gail and Platform Holly. Higher costs in the third quarter of 2011 were partially offset by an increase in costs incurred in connection with annual maintenance we performed at Platform Gail and Platform Grace in the third quarter of 2012. On a per unit basis, LOE decreased by $4.16 per BOE from $18.06 in the third quarter of 2011 to $13.90 in the third quarter of 2012.

        Property and Production Taxes.    Property and production taxes remained relatively consistent at $1.7 million in the third quarter of 2012 compared to $1.8 million in the third quarter of 2011. On a per BOE basis, property and production taxes decreased $0.12 per BOE to $1.01 in the third quarter of 2012 from $1.13 in the third quarter of 2011.

        Transportation Expenses.    Transportation expenses decreased $1.9 million (80%) to $0.5 million in the third quarter of 2012 compared to $2.4 million in the third quarter of 2011. Our contract related to the double-hulled barge which formerly transported oil produced from our South Ellwood field was terminated effective in mid-May 2012. We ceased using the barge to transport our oil in February because the onshore pipeline was completed. We incurred no significant costs related to the barge operation in the third quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was relatively consistent at $22.2 million in the third quarter of 2012 compared to $20.4 million in the third quarter of 2011. DD&A expense on a per unit basis increased $0.65 per BOE to $13.50 per BOE for the third quarter of 2012 compared to $12.85 per BOE for the third quarter of 2011.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $1.5 million in the third quarter of 2012 compared to $1.6 million in the third quarter of 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	2012
General and administrative costs	$12,247	$14,779
Share-based compensation costs	2,430	1,790
Going private related costs (none capitalized)	892	1,277
General and administrative costs capitalized	(6,333)	(6,024)

General and administrative expense	$9,236	$11,822

        G&A expenses increased $2.6 million (28%) to $11.8 million in the third quarter of 2012 from $9.2 million in the third quarter of 2011. The increase is primarily due to (i) higher payroll and legal costs incurred in the third quarter of 2012 and (ii) costs incurred related to the going private transaction. Excluding the effect of the non-cash share based compensation expense and going private related costs, G&A expense increased to $5.59 per BOE in the third quarter of 2012 from $4.43 per BOE in the third quarter of 2011.

        Interest Expense, Net.    Interest expense, net of interest income, was consistent between periods at $16.5 million in the third quarter of 2012 compared to $16.0 million in the third quarter of 2011.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $0.6 million in both the third quarter of 2012 and the third quarter of 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2011	2012
Realized commodity derivative (gains) losses	$(2,571)	$7,597
Amortization of commodity derivative premiums	1,990	1,203
Unrealized commodity derivative (gains) losses for changes in fair value	(37,991)	40,289

Commodity derivative (gains) losses	$(38,572)	$49,089

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the third quarter of 2012 reflect the settlement of contracts at prices above the relevant strike prices, while the realized commodity gains in the third quarter of 2011 reflect the settlement of contracts below the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended September 30, 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for the third quarter of 2012 was $30.1 million compared to net income of $36.8 million for the same period in 2011. The change between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $18.2 million (8%) to $259.7 million for the nine months ended September 30, 2012 from $241.5 million for the same period in 2011. During the first nine months of 2012, realized oil prices and oil production increased compared to the same period in 2011, while natural gas realized prices and production decreased, as described below.

        Oil sales increased by $50.6 million (30%) for the first nine months of 2012 to $217.9 million compared to $167.3 million in the first nine months of 2011. Oil production increased by 19%, with production of 2,172 MBbls in the first nine months of 2012 compared to 1,821 MBbls in the first nine months of 2011. The increase is primarily due to higher production at our South Ellwood and West Montalvo fields, resulting from successful drilling activity. Our average realized price for oil increased $8.20 per Bbl (9%) from $90.06 per Bbl in the first nine months of 2011 to $98.26 per Bbl for the first nine months of 2012. Our new sales contracts, which are tied to Southern California indices and were effective April 1, 2012, contributed to the higher average sales prices realized in the first nine months of 2012.

        Natural gas sales decreased $32.4 million (44%) in the first nine months of 2012 to $41.8 million compared to $74.2 million in the first nine months of 2011. Natural gas production decreased by 2,124 MMcf (12%) with production of 15,688 MMcf in the first nine months of 2012 compared to 17,812 MMcf in the first nine months of 2011. The production decrease is primarily the result of (i) the natural production decline of wells in the Sacramento Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and the first nine months of 2012 resulting from our reduced focus on natural gas projects due to the depressed natural gas price environment. Our average realized price for natural gas decreased $1.49 per Mcf (36%) from $4.16 per Mcf in the first nine months of 2011 to $2.67 per Mcf in the first nine months of 2012.

        Other Revenues.    Other revenues increased $1.0 million (25%) in the first nine months of 2012 to $4.9 million compared to $3.9 million in the first nine months of 2011. The increase in other revenues is primarily due to tariff revenue received from third party usage of our onshore pipelines in 2012. Our contract related to the barge was terminated effective in mid-May 2012, therefore, we did not realize any sub-charter revenue after May 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $4.0 million (5%) to $67.4 million in the first nine months of 2012 from $71.4 million in the first nine months of 2011. On a per unit basis, LOE decreased by $0.81 per BOE from $14.90 in the first nine months of 2011 to $14.09 in the first nine months of 2012. During the third quarter of 2011, we incurred increased LOE due primarily to costs incurred to return Platform Grace to production. Additionally, we incurred less non-recurring maintenance costs in the first nine months of 2012 compared to the first nine months of 2011.

        Property and Production Taxes.    Property and production taxes increased by $3.8 million (80%) in the first nine months of 2012 to $8.6 million compared to $4.8 million in the first nine months of 2011. The increase is primarily due to supplemental ad valorem taxes related to successful oil wells drilled during the second quarter of 2012. On a per BOE basis, property and production taxes increased $0.79 per BOE to $1.79 per BOE in the first nine months of 2012 from $1.00 per BOE in the first nine months of 2011.

        Transportation Expenses.    Transportation expenses decreased by $1.8 million (27%) to $5.2 million in the first nine months of 2012, compared to $7.0 million in the first nine months of 2011. The decrease was due to elimination, in mid-May 2012, of the barge operation which formerly transported oil produced from our South Ellwood field. The barge operation was eliminated as a result of the completion of the onshore pipeline during the first quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was relatively consistent between periods at $65.7 million in the first nine months of 2012 and $63.8 million in the first nine months of 2011. DD&A expense on a per unit basis also remained relatively consistent at $13.73 per BOE for the first nine months of 2012 compared to $13.32 per BOE for the first nine months of 2011.

        Accretion of Abandonment Liability.    Accretion expense was relatively consistent between periods at $4.3 million in the first nine months of 2012 and $4.8 million in the first nine months of 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2012
General and administrative costs	$39,520	$43,176
Share-based compensation costs	7,140	5,850
Going private related costs (none capitalized)	892	4,757
General and administrative costs capitalized	(19,663)	(19,731)

General and administrative expense	$27,889	$34,052

        G&A expenses increased $6.2 million (22%) to $34.1 million in the first nine months of 2012 from $27.9 million in the first nine months of 2011. The increase is primarily due to costs incurred related to the going private transaction as well as increases in payroll costs, travel costs and professional and legal fees. Excluding the effect of the non-cash share based compensation expense and going private related costs, G&A expense increased to $5.37 per BOE in the first nine months of 2012 from $4.79 per BOE in the first nine months of 2011.

        Interest Expense, Net.    Interest expense, net of interest income, increased $3.4 million (8%) from $44.7 million in the first nine months of 2011 to $48.1 million in the first nine months of 2012. The increase was partially the result of the refinancing of our second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our second lien term loan, which was outstanding for approximately one month during the first nine months of 2011, averaged approximately 4.5% per annum during that period. The increase is also due to a higher outstanding debt balance related to our revolving credit facility during the first nine months of 2012 compared to the same period in 2011.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $1.8 million in the first nine months of 2012 compared to $1.7 million in the first nine months of 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

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

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in the first nine months of 2011 of $1.4 million resulting from the repayment of our previously outstanding second lien term loan. The loss related primarily to the write off of unamortized deferred financing costs associated with the previously outstanding second lien term loan.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2012
Realized commodity derivative (gains) losses	$(11,546)	$(40,285)
Amortization of commodity derivative premiums	5,970	11,222
Unrealized commodity derivative (gains) losses for changes in fair value	(9,425)	101,994

Commodity derivative (gains) losses	$(15,001)	$72,931

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both the first nine months of 2012 and the first nine months of 2011 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, we unwound certain oil and natural gas contracts in the first nine months of 2012 and realized a gain of $52.2 million which is reflected in realized commodity derivative (gains) losses. We also unwound certain oil swaps in the second quarter of 2011 and realized a gain of $2.0 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts. We recognized derivative premium amortization expense of $7.6 million related to the contracts that were unwound during the first nine months of 2012. There was no premium associated with the contracts that were unwound in 2011.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the nine months ended September 30, 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for the first nine months of 2012 was $43.4 million compared to net income of $31.9 million for the same period in 2011. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Cash provided by operating activities	$66,568	$134,320
Cash (used in) provided by investing activities	(190,768)	(155,966)
Cash (used in) provided by financing activities	119,185	31,689

        Net cash provided by operating activities was $134.3 million in the first nine months of 2012 compared to $66.6 million in the 2011 period. Cash flows from operating activities in the first nine months of 2012 as compared to the 2011 period were favorably impacted by the realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts, higher realized oil prices and higher oil production, partially offset by lower natural gas prices and lower natural gas production. The first nine months of 2011 was unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million.

        Net cash used in investing activities was $156.0 million in the first nine months of 2012 compared to $190.8 million in the 2011 period. The primary investing activities in the first nine months of 2012 were $176.7 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by $23.4 million in net cash proceeds received from the sale of our Santa Clara Avenue field in the second quarter of 2012. The primary investing activities in the first nine months of 2011 were $189.5 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash provided by financing activities was $31.7 million in the first nine months of 2012 compared to $119.2 million during the 2011 period. The primary financing activities in the first nine months of 2012 were $32 million in net borrowings under our revolving credit facility. The primary financing activities in the first nine months of 2011 were related to two capital raising transactions we completed during the period. First, we issued 4.6 million shares of common stock at a price to the public of $18.75 per share. We received net proceeds of approximately $82.2 million from the equity offering after deducting offering-related expenses. Second, we issued $500 million of 8.875% senior unsecured notes which are due in February 2019. We received net proceeds of approximately $490.3 million from the notes offering, after deducting offering-related expenses. The proceeds from the two transactions were used to repay the outstanding principal of $455.3 million and accrued interest of $1.6 million related to our second lien term loan, settle the related interest rate swap contracts for $38.1 million as described above and repay the then outstanding balance of $45.0 million on our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2012 exploration, exploitation and development capital expenditures are expected to be approximately $215 million and through the first nine months of 2012, we have incurred $179.9 million related to capital expenditures. Although we have not yet finalized our 2013 capital budget, we expect the budget will likely be significantly below our 2012 capital expenditure level. We expect to fund the remainder of our 2012 and our 2013 capital expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our onshore Monterey shale program, which could lead us to accelerate or decelerate activities depending on the extent of our success in developing the program, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. As described below, the terms of our debt agreements contain certain financial covenants, including financial covenants that limit certain capital expenditures in some circumstances. The amount and nature of our future capital expenditures will be affected by these covenants. Among other things, we expect to reduce our focus on activities targeting the onshore Monterey shale in 2013. We expect to pursue one or more deleveraging transactions in 2012 or 2013, which may include the formation of a master limited partnership, asset sales, joint ventures or other transactions. There can be no assurance that any such transaction can be completed in the time frame we expect or at all.

        Revolving Credit Facility.    In October 2012, we entered into a fifth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if our debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00; the maximum ratio of debt to EBITDA (as defined in the agreement) is 5.00 to 1.00 through March 31, 2013 and steps down to 4.00 to 1.00 by September 30, 2014; the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that step down over time, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to drilling results that are less favorable than anticipated, lower realized commodity prices, operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        Loans under the revolving credit facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced base rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based upon utilization. Loans designated as "LIBO Rate Loans" under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that our debt to EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility.

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders of $156.0 million and our borrowing base which is currently established at $175.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of eight banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of

November 6, 2012, we had $101.0 million outstanding under the facility and $51.2 million in available borrowing capacity, net of the outstanding balance and $3.8 million of outstanding letters of credit.

        Second Lien Term Loan.    In connection with the going private transaction, we entered into a $315.0 million senior secured second lien term loan agreement in October 2012. The agreement contains certain customary covenants, including covenants that restrict the Company's ability to incur additional indebtedness and financial covenants that require the Company to maintain specified ratios of debt to adjusted EBITDA, interest coverage and collateral coverage. Under the terms of the agreement, we are restricted with respect to the amount of exploratory capital expenditures we can incur related to our onshore Monterey project when our debt to EBITDA ratio exceeds 5.0 to 1.0. Additionally, the agreement requires us to maintain defined levels of derivative contracts for a three year period. We cannot, however, enter into derivative contracts (other than certain put contracts) covering more than 80% of projected oil and gas production in any month. In addition, we are required to make offers to prepay amounts outstanding under the second lien term loan facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. Amounts prepaid under the facility may not be reborrowed. The term loan facility is secured by a second priority lien on substantially all of our assets.

        Loans made under the second lien term loan facility are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bear interest at LIBOR plus 7.00%. Per the Second Lien Term Loan Agreement, LIBOR shall not be less than 1.50%.

        8.875% Senior Notes.    In February 2011, we issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, we repaid in full the outstanding principal balance of $455.3 million on our then outstanding second lien term loan. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. We may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, we may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

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

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of amounts due under our debt agreements, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness, maintain compliance with the covenants in our debt agreements and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget while also allowing us to maintain compliance with our debt agreements, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our debt agreements, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the agreements that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under the agreements in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves. The additional indebtedness we incurred as a result of the closing of the going-private transaction has increased the debt-related risks we face as described in our Annual Report on Form 10-K for the year ended December 31, 2011, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices and other economic conditions.

Environmental Regulations

        In our Annual Report on Form 10-K, we discussed recent and future environmental regulations, including California's Assembly Bill (AB) 32, known as "California Global Warming Solutions Act of 2006", which establishes a "cap and trade" program. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. The California Air Resources Board is expected to issue an allocation of allowances applicable to our emissions, at which point we will be able to determine the extent of additional allowances that we will need to acquire in the marketplace to cover emissions related to our operations. Until the allowance allocation is published, we are not able to determine the extent of the impact on our operations; however, we do not expect the impact to be significant.

Off-Balance Sheet Arrangements

        At September 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of September 30, 2012, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index (WTI (oil), Brent (oil) or NYMEX Henry Hub (natural gas)).

	Oil (NYMEX WTI)		Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
October 1 - December 31, 2012:
Swaps	—	$—	—	$—	29,500	$3.00
Collars(1)	6,500	$80.00/$118.15	—	$—	—	$—
Puts(1)	2,000	$60.00	—	$—	—	$—
January 1 - December 31, 2013:
Swaps	—	$—	—	$—	24,000	$3.47
Collars	—	$—	4,600	$90.00/$102.47	—	$—
January 1 - December 31, 2014:
Swaps	—	$—	—	$—	18,600	$3.82
Collars	—	$—	4,100	$90.00/$98.59	—	$—
January 1 - December 31, 2015:
Collars	—	$—	3,675	$90.00/$98.95	15,000	$3.50/$4.66

(1)
Reflects the impact of call spreads, purchased calls and sold puts, which are transactions we entered into for the purpose of modifying or eliminating the ceiling (or call) portion of certain collar arrangements.

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and the Brent crude price index. Historically the two price indexes have demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas is sold. Our oil and natural gas basis swaps as of September 30, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
October 1 - December 31, 2012	Brent Crude	8,500	$6.82	—	—	$—
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	24,000	$0.24
January 1 - December 31, 2014	—	—	$—	PG&E Citygate	18,600	$0.24
January 1 - December 31, 2015	—	—	$—	PG&E Citygate	15,000	$0.24

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2012 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	RBS	NYMEX	3,000	$60.00/$121.10	Oct 1 - Dec 31, 12
*Call (purchased)	Bank of Montreal	NYMEX	2,000	$121.10	Oct 1 - Dec 31, 12
*Collar	Bank of Montreal	NYMEX	1,500	$80.00/$110.85	Oct 1 - Dec 31, 12
*Collar	Bank of Montreal	NYMEX	1,000	$85.00/$120.30	Oct 1 - Dec 31, 12
Collar	Bank of Nova Scotia	NYMEX	1,000	$85.00/$120.10	Oct 1 - Dec 31, 12
*Collar	BNP Paribas	NYMEX	2,000	$85.00/$120.10	Oct 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,950	$7.28	Oct 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	550	$7.15	Oct 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,750	$6.90	Oct 1 - Dec 31, 12
Basis Swap	Bank of Montreal	NYMEX/Brent	2,250	$6.05	Oct 1 - Dec 31, 12
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 - Dec 31, 13
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 - Dec 31, 13
Collar	Bank of Nova Scotia	ICE Brent	1,675	$90.00/$98.15	Jan 1 - Dec 31, 13
Collar	Bank of Nova Scotia	ICE Brent	700	$90.00/$122.70	Jan 1 - Dec 31, 13
Collar	Key Bank	ICE Brent	225	$90.00/$97.00	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	2,470	$6.05	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	1,000	$5.80	Jan 1 - Dec 31, 13
Basis Swap	Bank of Montreal	NYMEX/Brent	430	$5.10	Jan 1 - Dec 31, 13
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 - Dec 31, 14
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 - Dec 31, 14
Collar	Bank of Nova Scotia	ICE Brent	1,675	$90.00/$98.15	Jan 1 - Dec 31, 14
Collar	Key Bank	ICE Brent	200	$90.00/$93.75	Jan 1 - Dec 31, 14
Collar	Key Bank	ICE Brent	225	$90.00/$97.00	Jan 1 - Dec 31, 14
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1 - Dec 31, 15
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1 - Dec 31, 15
Collar	Bank of Nova Scotia	ICE Brent	1,675	$90.00/$98.15	Jan 1 - Dec 31, 15

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Swap	Credit Suisse	NYMEX	17,500	$3.00	Oct 1 - Dec 31, 12
Swap	Key Bank	NYMEX	12,000	$3.00	Oct 1 - Dec 31, 12
Swap	Key Bank	NYMEX	24,000	$3.47	Jan 1 - Dec 31, 13
Basis Swap	Credit Suisse	NYMEX/PG&E	24,000	$0.24	Jan 1 - Dec 31, 13
Swap	Credit Suisse	NYMEX	12,500	$3.82	Jan 1 - Dec 31, 14
Swap	Bank of Nova Scotia	NYMEX	6,100	$3.81	Jan 1 - Dec 31, 14
Basis Swap	Credit Suisse	NYMEX/PG&E	12,600	$0.24	Jan 1 - Dec 31, 14
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1 - Dec 31, 14
Collar	Bank of America	NYMEX	15,000	$3.50/$4.66	Jan 1 - Dec 31, 15
Basis Swap	Credit Suisse	NYMEX/PG&E	9,000	$0.24	Jan 1 - Dec 31, 15
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1 - Dec 31, 15

*
In October, we novated certain of our oil contracts previously held by Bank of Montreal and BNP Paribas to Citibank N.A.

        Subsequent to September 30, 2012, we entered into the following oil derivative contracts.

 Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Swap	Citibank N.A.	ICE Brent	675	$106.53	Jan 1 - Dec 31, 13
Swap	Bank of Nova Scotia	ICE Brent	675	$106.50	Jan 1 - Dec 31, 13

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of September 30, 2012, the fair value of our commodity derivatives was a net liability of $54.0 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed under our second lien term loan and from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of

$0.8 million on our variable rate borrowings of $75.0 million related to our revolving credit facility as of September 30, 2012.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2012.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of Edward O'Donnell, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        As a result of the going private transaction, all of the independent members of the board of directors ceased to be directors as of the closing of the transaction pursuant to the terms of the merger agreement. The audit committee was comprised of three independent board members, therefore, subsequent to October 3, 2012, we did not have an audit committee. While in existence, our audit committee performed an oversight role with respect to our financial reporting. However, we do not believe that the absence of the audit committee has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the quarterly period ended September 30, 2012. We are currently in the process of evaluating the need for and the composition of an audit committee comprised of independent directors.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2012

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
	Name:	Edward J. O'Donnell
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer