Form 10-K
period 2012-12-31
Venoco, Inc.
filed 2013-04-15
CIK 1313024

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-123711

VENOCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0323555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 3900 Denver, Colorado	80202-1370
(Address of principal executive offices)	(Zip Code)

(303) 626-8300
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒    No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 29, 2012 was $297.7 million, based on the closing price as reported on the New York Stock Exchange (treating, for this purpose, all executive officers and directors of the registrant, and a charitable foundation associated with the registrant's chief executive officer, as affiliates). On October 3, 2012, the issuer completed a going private transaction (see Note 1 to the Financial Statements), as a result of which its common stock is currently held by a single stockholder and was deregistered under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

VENOCO, INC. 2012 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains certain forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, our future compliance with covenants under our revolving credit agreement, and the final amount and use of proceeds from a recent sale transaction. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and such things as:

  •
  changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks related to our indebtedness and the indebtedness of our stockholder, and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

  •
  our ability to replace oil and natural gas reserves;

  •
  risks arising out of our hedging transactions;

  •
  our inability to access oil and natural gas markets due to operational impediments;

  •
  uninsured or underinsured losses in, or operational problems affecting, our operations;

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

  •
  the effect of any business combination, joint venture or other significant transaction we may pursue, or the costs of litigation related thereto, and purchase price or other adjustments in connection with such transactions that may be unfavorable to us;

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

GLOSSARY OF TECHNICAL TERMS

3D and 2D seismic data	3D seismic data is geophysical data that depicts the subsurface strata in three dimensions. 3D seismic data typically provides a more detailed and accurate interpretation of the subsurface strata than two dimensional, or 2D, seismic data.
Anticline	An arch-shaped fold in rock in which rock layers are upwardly convex.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbon.
Bcf	One billion cubic feet of natural gas.
Bcfe	One billion cubic feet of natural gas equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas.
BOE	One stock tank barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
Btu	British thermal unit, the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.
Condensate

This term is defined in Rule 4-10 of SEC Regulation S-X and refers to a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

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

Proved developed reserves

Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or for which the cost of the required equipment is relatively minor compared to the cost of a new well.

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

PART I

ITEM 1. AND ITEM 2.    Business and Properties

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Since our founding in 1992, our core areas of focus have been offshore and onshore California. Our principal producing properties are heavily oil-weighted and are located both onshore and offshore Southern California. These properties are characterized by long reserve lives, predictable production profiles and substantial opportunities for further exploitation and development. We are also pursuing an exploration and development project targeting the onshore Monterey shale formation in Southern California and we hold a 22.45% reversionary interest in certain properties in the Hastings Complex near Houston, Texas, where Denbury Resources, Inc., or Denbury, is currently performing an extensive CO2 flood.

        According to a reserve report prepared by DeGolyer & MacNaughton, we had proved reserves of approximately 52.2 MMBOE as of December 31, 2012, based on adjusted prices of $101.39 per Bbl for oil and $3.41 per MMBtu for natural gas. As of that date, 97% of our proved reserves were oil and 70% were proved developed, and the PV-10 of our reserves was approximately $1.5 billion. Our definition of PV-10, and a reconciliation of a standardized measure of discounted future net cash flows to PV-10, is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation—PV-10." Our average net production in 2012 was 17,336 BOE/d (8,939 BOE/d excluding production from predominately natural gas producing assets in California's Sacramento Basin that were sold in December 2012). See "—Recent Developments."

        The following table summarizes certain information concerning our production in 2012, excluding production from the properties sold in the Sacramento Basin asset sale, and our reserves as of December 31, 2012.

	2012 Net Production			Proved Reserves(1)
	Oil (MBbl)	Gas (MMCF)	(MBOE)	Total (MMBOE)	% Oil	PV-10 ($MM)
Southern California	2,938	844	3,079	41.7	96%	$1,337
Texas	—	—	—	10.5	100%	$173

Total	2,938	844	3,079	52.2	97%	$1,510

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2012.

Recent Developments

        Going Private Transaction.    In October 2012, we completed a going private transaction pursuant to which an affiliate of our controlling stockholder acquired beneficial ownership of all of our common stock not previously owned by the controlling stockholder. As a result of the transaction, our stock was delisted from the New York Stock Exchange, or NYSE, and was deregistered under the Securities Exchange Act of 1934, or the Exchange Act.

        Sacramento Basin Asset Sale.    In December 2012, we completed the sale of certain properties in the Sacramento Basin area for $250 million, subject to certain closing adjustments. The sale also included certain undeveloped acreage in the San Joaquin Valley portion of our onshore Monterey project. Part of the purchase price was initially placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties; as of March 29, 2013, $9.9 million remained in escrow. We applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on the second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44.9 MMBOE as of December 31, 2011. In 2012, net production from the assets consisted of two MBbls of oil and 19,586 MMcf of gas, for a total of 3,266 MMBOE.

        Amended and Restated Revolving Credit Agreement and Second Lien Refinancing.    In connection with the closing of the going private transaction, we entered into a fifth amended and restated credit agreement relating to our revolving credit facility and a second lien term loan agreement. Borrowings of $96 million under the revolving credit facility and $315 million under the second lien term loan facility were used to provide funding to complete the going private transaction. In March 2013, we entered into an amendment to the revolving credit agreement and borrowed an additional $107 million under the facility. We used those funds to repay the remaining amounts outstanding under the second lien term loan ($100 million) and a prepayment penalty of $3.0 million.

Our Strengths

        We believe that the following strengths provide us with significant competitive advantages:

        High quality, oil-weighted asset base with a long reserve life and growth potential.    Most of our reserves are located in fields that have large volumes of hydrocarbons in place in multiple geologic horizons. One of our primary objectives is to use our engineering expertise to improve recovery rates from these fields and thereby increase our production and reserves. Our offshore Southern California fields generally have well-established production histories and exhibit relatively moderate production declines. As of December 31, 2012, our proved reserves to production ratio was 17 years based on production during the fourth quarter of 2012, excluding production from the Sacramento Basin assets. In addition, because our producing properties typically have substantial volumes of remaining hydrocarbons, they provide significant potential upside in proved reserves. We believe that we can develop additional reserves from these properties on a cost effective basis with relatively limited risk. As of December 31, 2012, we had identified 32 drilling locations on our legacy Southern California properties, including 14 proved undeveloped, 12 probable and six possible locations. We anticipate identifying additional locations as we pursue our exploitation and development activities. In addition, our current asset base is heavily oil-weighted, with 99% of our revenues in the year ended December 31, 2012 coming from sales of oil production, excluding production from the Sacramento Basin assets.

        Substantial operational flexibility.    We have substantial flexibility in adapting our activities to respond to changes in commodity prices and business conditions generally. We have relatively few medium and long-term drilling commitments and are therefore capable of deferring a large portion of our capital expenditures. In addition, we have operating control of substantially all of our properties, which allows us to manage overhead, production and drilling costs and capital expenditures and to control the timing of exploration, exploitation and development activities.

        Reputation for strong environmental, safety and regulatory compliance.    We believe that we have established a reputation among regulators and other oil and natural gas companies as having a commitment to safe environmental practices. For example, the state of California has presented us with awards for outstanding lease maintenance at our Beverly Hills field and the onshore facility associated with our South Ellwood field. Additionally, the U.S. Bureau of Ocean Energy Management, Regulation and Enforcement presented us with the Safety Award for Excellence for our offshore operations in the Santa Clara Federal Unit, recognizing us as the top operator in the Pacific Outer Continental Shelf in 2009 (the date of the last award). We believe that our reputation is an important advantage for us when we are competing to acquire properties, particularly those in environmentally sensitive areas, because sellers are often concerned that they could be held responsible for environmental problems caused by the purchaser.

        Experienced, proven management and operations team.    The members of our management team have an average of over 25 years of experience in the oil and natural gas industry. Our operations team has significant experience in the California oil and natural gas industry across a broad range of disciplines, including geology, drilling and operations, and regulatory and environmental matters. After the Sacramento Basin asset sale, our team includes 39 engineers and geoscientists as of December 31, 2012. We believe that our experience and knowledge of the California oil and natural gas industry are important competitive advantages for us.

        Extensive knowledge of the Monterey shale formation and substantial onshore Monterey acreage.    A substantial portion of our production is from offshore wells targeting the fractured Monterey shale formation. Our technical team has extensive offshore experience with the evaluation and exploitation of this reservoir. We believe that there are significant exploration, exploitation and development opportunities relating to the Monterey shale formation onshore as well, and that our offshore expertise will help us take advantage of those opportunities. As of December 31, 2012, our onshore Monterey shale acreage position totaled approximately 57,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through December 31, 2012, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project. However, based on the data we have gathered and the results we have seen to date at the Sevier field in the San Joaquin basin, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

Our Strategy

        We intend to continue to use our competitive strengths to advance our corporate strategy. The following are key elements of that strategy:

        Continue to focus on the California market.    Historically, we have focused primarily on properties onshore and offshore California. We believe the California market will continue to provide us with attractive growth opportunities. Many properties in California are characterized by significant hydrocarbons in place with multiple pay zones and long reserve lives—characteristics that our technical expertise makes us well-suited to exploit. We intend to continue to take advantage of development opportunities in the South Ellwood, West Montalvo, Sockeye and other California fields that have these characteristics. In addition, competition for the acquisition of properties in California is limited relative to many other markets because of the state's unique operational and regulatory environment. We believe that our technical capabilities, environmental record and experience with California regulatory requirements will allow us to grow in the California market.

        Maintain an efficient cost structure.    We have maintained low lease operating expenses due to our continuing efforts to create efficiencies in a variety of operating areas. We will continue to focus on our operating cost structure in order to create additional production and processing efficiencies and reduce operational downtime.

        Explore and develop the onshore Monterey shale formation.    We plan to use the expertise we have developed with the fractured Monterey shale formation from our work in the offshore South Ellwood and Sockeye fields to facilitate our acquisition, exploration, exploitation and development of onshore properties with similar characteristics. We plan to devote approximately 14% of our $91 million capital expenditure budget for 2013, or $13 million, on activities targeting the onshore Monterey shale formation, including the drilling of one gross well in the Sevier field. We expect modest production from the field in 2013.

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

        The South Ellwood field is approximately seven miles long and is part of a regional east-west trend of similar geologic structures running along the northern flank of the Santa Barbara channel and extending to the Ventura basin. This trend encompasses several fields that, over their respective lifetimes, are each expected to produce over 100 million barrels of oil, according to the California Division of Oil, Gas, and Geothermal Resources. The Monterey shale formation is the primary oil reservoir in the field, producing sour oil with a gravity of approximately 22 degrees. As of December 31, 2012, there were 18 producing wells and five injection wells in the field.

        Our processing and transportation facilities at South Ellwood include a common carrier pipeline, an onshore facility and a pier. We conduct two-phase separation on the platform and the oil/water emulsion is transported by pipeline to the onshore facility for further separation. After separation, the oil is transported to a third-party refinery via pipeline, including a common carrier pipeline operated by our subsidiary Ellwood Pipeline, Inc. Construction of the common carrier pipeline was completed in January 2012; prior to then, the oil was transported to marine terminal via a common carrier pipeline, and then transported to a third-party refinery by a barge. Natural gas produced at the field is processed at the onshore facility and transported by common carrier pipeline.

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

        The Sockeye field structure is a northwest/southeast trending anticline bounded to the north and south by fault systems. The field produces from multiple stacked reservoirs ranging from the Monterey shale, at about 4,000 feet, to the Middle Sespe at approximately 7,000 feet. Other formations include the Upper Topanga, Lower Topanga and Juncal. As of December 31, 2012, there were 20 producing wells and 11 injection wells in the field. The oil produced from the Monterey shale and Upper Topanga is sour with gravities ranging from 13 to 18 degrees. The Lower Topanga and Sespe horizons produce sweet crude with gravities of 27 to 30 degrees. Chevron shut-in production at platform Grace in the Santa Clara field in 1997. We primarily use the platform as a launching and receiving facility for pipeline cleaning devices and as an interconnecting pipeline to transport oil and natural gas produced from platform Gail to our onshore plant. In 2011, however, we returned one well to production at platform Grace.

        West Montalvo Field.    We acquired the West Montalvo field in Ventura County, California in May 2007. We operate the field and have a 100% working interest. The field lies within an eastward plunging anticline and produces from the Sespe formation. The field, which includes an offshore portion that is developed from onshore locations, produces sour oil with a gravity of approximately 16 degrees. As of December 31, 2012, there were 35 producing wells and three injection wells in the field. Since acquiring the field, our primary activities have consisted of returning idle wells to production, redrilling from existing wells to new proved undeveloped locations, working over and recompleting existing wells, and upgrading well lift systems and processing facilities.

        Dos Cuadras Field.    The Dos Cuadras field is located in federal waters approximately five miles offshore California in the Santa Barbara channel. We acquired our 25% non-operated working interest in the western two-thirds of the field from Chevron in February 1999. We have working interests ranging from approximately 17.5% to 25% in the associated onshore facility and pipelines. The field is operated by an unaffiliated third party. Production is transported via pipeline to Los Angeles, California. As of December 31, 2012, there were 91 producing wells and 19 injection wells in the field.

        Beverly Hills West Field.    The Beverly Hills West field is located in Beverly Hills, California. All drilling and production operations at the field are conducted from a 0.6 acre surface location adjacent to the campus of Beverly Hills high school. We acquired our interest in the field in 1995. We operate the field and have a 100% working interest. As of December 31, 2012, there were 15 producing wells and three injection wells in the field, which produce oil with a gravity of approximately 23 degrees. The lease under which we operate the field expires in 2016.

Southern California—Onshore Monterey Shale

        We have developed an extensive knowledge of the Monterey shale formation through our work at the offshore South Ellwood and Sockeye (Santa Clara Unit) fields and believe the formation holds significant exploration opportunities onshore. In 2006 we began leasing onshore acreage in Southern California targeting the Monterey shale formation. Our leasing strategy focused on areas where we believe the Monterey shale will produce light, sweet oil, where the quality and depth of the Monterey shale is expected to be advantageous, and where there is existing infrastructure nearby. As of December 31, 2012, our onshore Monterey shale acreage position totaled approximately 57,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. We sold approximately 109,000 net acres in San Joaquin in the Sacramento Basin asset sale in December 2012.

        We have focused a significant amount of our efforts relating to the onshore Monterey on the Sevier field. This field is located in Kern County along the western edge of the San Joaquin Valley up against California's coastal mountain range. The field is a steeply dipping, northwest-southeast trending anticline with complex geology and is located in close proximity to the Midway Sunset field. Midway Sunset is California's largest producing oil field and is expected to produce nearly three billion barrels of oil over its productive life. The gross interval of Monterey formation in the field is several thousand feet thick. To date, our acreage position at Sevier is approximately 10,000 net acres.

Texas

        In February 2009, we sold certain properties in the Hastings Complex near Houston, Texas to Denbury for approximately $247.7 million (including a $50 million option payment made prior to closing), but we retained an interest in the properties relating to a CO2 enhanced recovery project to be pursued by Denbury. Pursuant to the sale agreement, Denbury committed to a plan to make capital expenditures of at least $178.7 million by the end of 2014 to develop the project. As part of the plan,

Denbury is responsible for providing the necessary CO2. We have the right to back-in to a working interest of approximately 22.45% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. The agreement also establishes an area of mutual interest with respect to us and Denbury in specified areas adjacent to the properties. The success of the CO2 enhanced recovery project will be subject to numerous risks and uncertainties, including those relating to the geologic suitability of the properties for such a project and the availability of an economic and reliable supply of CO2. Denbury commenced injecting CO2 at the complex in December 2010 and began production in January 2012.

Other Exploration

        From time to time, we pursue exploration opportunities outside of our core areas that we believe align with our corporate strengths and strategy. Amounts allocated to these types of projects in 2012 were nominal and are expected to be nominal in 2013 as well.

Oil and Natural Gas Reserves

        The following table sets forth our net proved reserves as of the dates indicated. Our reserves as of December 31, 2011 and 2012 are set forth in reserve reports prepared by DeGolyer & MacNaughton. DeGolyer & MacNaughton reviews production histories and other geologic, economic, ownership and engineering data related to our properties in arriving at their reserve estimates. Proved reserves as of each date indicated reflect all acquisitions and dispositions completed as of that date. A report of DeGolyer & MacNaughton regarding its estimates of our proved reserves as of December 31, 2012 has been filed as Exhibit 99.1 to this report.

	Years Ended December 31,
	2011(1)	2012(2)
Net proved reserves (end of period)
Oil (MBbl)(3)
Developed	25,131	35,115
Undeveloped	22,282	15,320

Total	47,413	50,435

Natural gas (MMcf)
Developed	141,806	7,255
Undeveloped	149,018	3,595

Total	290,824	10,850

Total proved reserves (MBOE)(4)	95,884	52,243

% Oil	49%	97%
% Proved Developed	51%	70%
Proved Reserves to Production Ratio	15 years	17 years (5)
Present Values (thousands):
Discounted estimated future net cash flow before income taxes (PV-10)(6)	$1,806,501	$1,509,733
Standardized measure of discounted estimated future net cash flow after income taxes (Standardized Measure)	$1,364,146	$1,157,452

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees, regional price differentials and other factors to arrive at prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(2)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted as described in note (1) above to arrive at prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2012.

(3)
Our natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 3.1% and 2.3% at December 31, 2011 and 2012, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

(4)
BOE is determined using the ratio of one barrel of oil or natural gas liquids to six Mcf of natural gas.

(5)
Excluding production from the Sacramento Basin assets.

(6)
Our definition of PV-10, and a reconciliation of a standardized measure of discounted future net cash flows to PV-10, is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation—PV-10."

Reserves Sensitivity Analysis

        The following table sets forth our net proved reserves at December 31, 2012 based on alternative price scenarios as identified below in the footnotes to the table. The following price scenarios illustrate the sensitivity of our estimated reserve quantities under various price assumptions.

	Price Case
	A (SEC)	B (Strip)	C (SEC -10%)	D (SEC +10%)
Net proved reserves (end of period)
Oil (MBbl)
Developed	35,115	35,066	35,025	35,186
Undeveloped	15,320	15,320	15,319	15,320

Total	50,435	50,386	50,344	50,506

Natural gas (MMcf)
Developed	7,255	7,279	7,158	7,335
Undeveloped	3,595	3,595	3,594	3,595

Total	10,850	10,874	10,752	10,930

Total proved reserves (MBOE)	52,243	52,198	52,136	52,328

  A
  Represents reserves based on pricing prescribed by the SEC. The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas. Production costs were held constant for the life of the wells.

  B
  Prices based on the five year NYMEX forward strip at December 31, 2012, were adjusted as described in note (A) above, resulting in prices which averaged $94.92 per Bbl for oil, $49.03 per Bbl for natural gas liquids and $5.02 per MMBtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case. (The five year NYMEX forward strip represents the futures prices for oil and natural gas as reported on the NYMEX as of December 31, 2012).

  C
  Prices based on a 10% reduction of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $91.56 per Bbl for oil, $49.65 per Bbl for natural gas liquids and $3.06 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case.

  D
  Prices based on a 10% increase of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $111.22 per Bbl for oil, $60.66 per Bbl for natural gas liquids and $3.75 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end unescalated SEC reserve case.

Changes in Proved Reserves

        Our net proved reserves of 52.2 MMBOE as of December 31, 2012 decreased 45% from 95.9 MMBOE as of December 31, 2011. Our estimated oil and natural gas reserves were principally affected by the following during 2012:

  •
  Sales of reserves in place decreased reserves by 42.9 MMBOE, due primarily to the Sacramento Basin asset sale;

  •
  Extensions and discoveries increased reserves by 9.9 MMBOE, due primarily to progress made by Denbury in implementing the CO2 enhanced recovery project at the Hastings Complex;

  •
  Current year production decreased reserves by 6.3 MMBOE; and

  •
  Revisions of previous estimates decreased reserves by 4.4 MMBOE due primarily to the net effect of development activity in the South Ellwood field.

        Our PUD reserves of 15.9 MMBOE as of December 31, 2012 decreased 66% from 47.1 MMBOE as of December 31, 2011. Our estimated PUDs were principally affected by the following during 2012:

  •
  Sales of PUDs in place decreased reserves by 22.9 MMBOE, due primarily to the Sacramento Basin asset sale;

  •
  Extensions, discoveries and improved recovery increased PUDs by 6.3 MMBOE due to progress made by Denbury in implementing the CO2 enhanced recovery project at the Hastings Complex;

  •
  Revisions of previous estimates decreased PUDs by 0.3 MMBOE;

  •
  14.3 MMBOE of reserves classified as proved undeveloped at December 31, 2011 were drilled during the year, primarily at the South Ellwood field—capital expenditures related to PUD drilling during 2012 were approximately $83.4 million.

        At December 31, 2012, we have no PUDs that are scheduled for development five years or more beyond the date the reserves were initially recorded with the exception of two PUDs in the South Ellwood field for which drilling permits were unexpectedly delayed. All PUD locations are within one spacing offset of proved locations.

        Uncertainties with respect to future acquisition and development of reserves include (i) the success of our development programs, including potential changes to our drilling schedule based on ongoing operational results, (ii) our ability to obtain permits from relevant regulatory bodies to pursue development projects, (iii) changes in commodity prices, and (iv) the availability of sufficient cash flow from operations or external financing to fund our capital expenditure program. In addition, the proved reserves related to our reversionary interest in the Hastings Complex CO2 project will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and we are able to back-in to our 22.45% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the commodity price and operating cost environment. As described in Item 3, Legal Proceedings, we are currently engaged in an arbitration proceeding with Denbury regarding the calculation of certain costs under the agreement relating to the project; our reserve estimates reflect our view of the proper calculation of those costs.

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Our year-end reserve report is prepared by DeGolyer & MacNaughton in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S-X of the SEC. DeGolyer & MacNaughton prepares the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. This information is reviewed by knowledgeable members of our company for accuracy and completeness of the data prior to submission to DeGolyer & MacNaughton. Upon analysis and evaluation of data provided, DeGolyer & MacNaughton issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Reserves Manager, relevant Reservoir Engineers and Mark DePuy, our Senior Vice President, Business Development and Acquisitions, for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X of the SEC. Once all questions have been addressed, DeGolyer & MacNaughton issues the final appraisal report, reflecting its conclusions.

        A letter which identifies the professional qualifications of the individual at DeGolyer & MacNaughton who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2012 has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.

        Internally, Mr. DePuy is responsible for overseeing our reserves process. He initially joined us in 2005 as Vice President of Northern Assets and was named our Chief Operating Officer the following year. He resigned as our COO in October 2008, but rejoined us in December 2011. Mr. DePuy has over 30 years of experience in the oil and natural gas industry and holds a B.S. in Petroleum Engineering from the Colorado School of Mines and M.B.A from the University of California, Los Angeles.

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

	Years Ended December 31,
	2010	2011	2012
Production Volume(1):
Oil (MBbls)(2)	2,792	2,441	2,940
Natural gas (MMcf)	23,196	23,923	20,430
MBOE(3)	6,658	6,428	6,345
Daily Average Production Volume:
Oil (Bbls/d)	7,649	6,688	8,033
Natural gas (Mcf/d)	63,551	65,542	55,820
BOE/d(3)	18,241	17,612	17,336
Oil Price per Bbl Produced (in dollars):
Realized price	$68.86	$91.00	$97.28
Realized commodity derivative gain (loss)	(1.77)	(2.48)	(10.32)

Net realized price	$67.09	$88.52	$86.96

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.34	$4.02	$2.88
Realized commodity derivative gain (loss)	1.70	1.03	0.25

Net realized price	$6.04	$5.05	$3.13

Expense per BOE:
Lease operating expenses	$12.65	$14.64	$14.48
Production and property taxes	$1.01	$0.99	$1.53
Transportation expenses	$1.37	$1.45	$0.81
Depletion, depreciation and amortization	$11.79	$13.35	$13.68
General and administrative expense, net(4)	$5.64	$6.10	$8.70
Interest expense	$6.10	$9.51	$11.25

(1)
The South Ellwood field comprised more than 46% of our total proved reserves as of December 31, 2012. Production from the field was 746 MBbls and 93 MMcf in 2010, 713 MBbls and 288 MMcf in 2011 and 1,023 MBbls and 200 MMcf in 2012.

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

(4)
Net of amounts capitalized.

Drilling Activity

        The following table sets forth information with respect to development and exploration wells we completed from January 1, 2010 through December 31, 2012. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Development Wells Drilled
	2010	2011	2012
Productive(1)
Gross	30.0	13.0	12.0
Net	28.3	11.4	11.5
Dry(2)
Gross	5.0	5.0	0.0
Net	5.0	4.8	0.0

	Exploration(3) Wells Drilled
	2010	2011	2012
Productive(1)
Gross	55.0	39.0	8.0
Net	50.6	34.3	7.9
Dry(2)
Gross	11.0	6.0	1.0
Net	10.5	5.9	1.0

(1)
A productive well is not a dry well, as described below, but a well for which we have set casing. Wells classified as productive do not always provide economic levels of production.

(2)
A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3)
We previously drilled a significant number of wells on non-proved locations in the Sacramento Basin. These wells are considered "exploratory wells" as defined in SEC Regulation S-X and are included in the Exploration Wells Drilled category above. The majority of the wells in the basin that were "exploratory wells" under SEC Regulation S-X were wells drilled on the border of existing fields in an attempt to test and expand the limits of a producing area. We generally did not distinguish between those wells and development wells from an operating perspective. Of the gross productive exploration wells drilled in 2012, one was drilled in the Sacramento Basin.

        The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Present Activities

        As of December 31, 2012, we were in the process of drilling 2.0 gross (1.7 net) wells and there were 2.0 gross (1.7 net) wells waiting on completion. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Capital Expenditures" for additional discussion of our present development activities.

Oil and Natural Gas Wells

        The following table details our working interests in producing wells as of December 31, 2012. A well with multiple completions in the same bore hole is considered one well. Wells are classified as oil or natural gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion.

	Gross Producing Wells	Net Producing Wells	Average Working Interest
Oil	184.0	117.3	63.8%
Natural gas	2.0	1.8	89.0%

Total(1)	186.0	119.1	64.0%

(1)
Amounts shown include 16 oil wells with multiple completions.

Acreage

        The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2012. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped(1)		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern California
South Ellwood	7,682	7,682	—	—	7,682	7,682
Santa Clara Federal Unit	36,000	27,360	—	—	36,000	27,360
Dos Cuadras	5,400	1,350	—	—	5,400	1,350
West Montalvo	3,453	3,453	5,492	5,304	8,945	8,757
Onshore Monterey Shale	10,620	8,517	60,700	48,365	71,320	56,882
Other Southern California	165	165	4,096	4,088	4,261	4,253

Total Southern California	63,320	48,527	70,288	57,757	133,608	106,284
Sacramento Basin(2)	3,342	87	8,370	5,304	11,712	5,391
Texas	6,967	6,328	225	12	7,192	6,340
Other	67	39	4,340	3,671	4,407	3,710

Total	73,696	54,981	83,223	66,744	156,919	121,725

(1)
The percentage of undeveloped acreage held under leases due to expire in 2013, 2014 and 2015, unless extended by exploration or production activities or extension of lease terms, is approximately 12%, 10% and 11%, respectively.

(2)
Information relating to the Sacramento Basin reflects properties that were not included in the Sacramento Basin asset sale.

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

        Also pursuant to BOEMRE regulations and similar regulations adopted by the California Department of Fish and Game's Office of Oil Spill Prevention and Response, we continue to be a member of Clean Seas, LLC, or Clean Seas, a cooperative entity operated with other offshore operators to effectively respond to oil spills in the offshore region in which we operate. The purpose of Clean Seas is to act as a resource to its member companies by providing an inventory of state-of-the-art oil spill response equipment, trained personnel, and expertise in the planning and execution of response techniques. Clean Seas' Oil Spill Response Organization (OSRO) primarily consists of four oil spill response vessels and one oil spill response barge including all associated manpower, equipment and materials to satisfy Federal, State, and local spill response requirements. Clean Seas also recruits and trains local fishermen to assist in oil recovery and the recovery of impacted wildlife. Clean Seas' designated area of response, which encompasses all of our offshore operations, comprises the open oceans and coastline of the South Central Coast of California including Ventura, Santa Barbara, and San Luis Obispo Counties, and the Santa Barbara Channel Islands.

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

Marketing, Major Customers and Delivery Commitments

        Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is sold to competing buyers, including large oil refining companies and independent marketers. In the year ended December 31, 2012, approximately 93% of our revenues were generated from sales to three purchasers: ConocoPhillips (55%), Tesoro Refining and Marketing Company (25%) and Enserco Energy (13%). Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of March 29, 2013.

Competition

        The oil and natural gas business is highly competitive with respect to the search for and acquisition of additional reserves and in the sale of oil and natural gas. Our competitors principally consist of major and intermediate sized integrated oil and natural gas companies, independent oil and natural gas companies and individual producers and operators. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop our properties. These competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Offices

        We currently lease approximately 47,200 net square feet of office space in Denver, Colorado, where our principal office is located. The lease for the Denver office expires in 2014. We lease an additional 51,000 net square feet of office space in Carpinteria, California from 6267 Carpinteria Avenue, LLC. The lease for the Carpinteria office will expire in 2023. Additionally, prior to the completion of the Sacramento Basin asset sale, we leased 7,700 net square feet of office space in Bakersfield, California. The purchaser assumed the Bakersfield lease at the time of sale. We also have leases for certain field offices which are insignificant on a quantitative basis. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

Employees

        As of December 31, 2012, we had approximately 232 full-time employees after the Sacramento Basin asset sale, none of whom were party to collective bargaining arrangements.

Regulatory Environment

        Our oil and natural gas exploration, production and transportation activities are subject to extensive regulation at the federal, state and local levels. These regulations relate to, among other things, environmental and land-use matters, conservation, safety, pipeline use, drilling and spacing of wells, well stimulation, transportation, and forced pooling and protection of correlative rights among interest owners. The following is a summary of some key statutory and regulatory programs that affect our operations.

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

        Oil Spill Regulation.    The Oil Pollution Act of 1990, as amended ("OPA"), amends and augments the Clean Water Act as it relates to oil spills. It imposes potentially unlimited liability on responsible parties without regard to fault for the costs of cleanup and other damages resulting from an oil spill in federal waters. Responsible parties include (i) owners and operators of onshore facilities and pipelines and (ii) lessees or permittees of offshore facilities. In addition, OPA requires parties responsible for offshore facilities to provide financial assurance to cover potential OPA liabilities in the amount of $35.0 million, which can be increased to $150.0 million in some circumstances.

        Regulations imposed by BOEMRE also require oil-spill response plans and oil-spill financial assurance from offshore oil and natural gas operations, whether operating in state or federal offshore waters. These regulations were designed to be consistent with OPA and other similar requirements.

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

        We may generate wastes, including "solid" wastes and "hazardous" wastes that are subject to the federal Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes, although certain oil and natural gas exploration and production wastes currently are exempt from regulation as hazardous wastes under RCRA. The federal Environmental Protection Agency ("EPA") has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our oil and natural gas operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

        Superfund.    Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated "hazardous substances" at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

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

        Other Environmental Regulation.    Our leases in federal waters on the Outer Continental Shelf are administered by BOEMRE and require compliance with detailed BOEMRE regulations and orders. Under certain circumstances, BOEMRE may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

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

        Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas ("GHG") emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce. EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules, with which we are complying. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which established a statewide cap on GHGs designed to reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. Our current operations are subject to the reporting requirements of these regulations; however, no operations are subject to current California "cap and trade" regulations.

        In April 2012, the EPA issued regulations specifically applicable to the oil and gas industry that will require operators to capture 95 percent of the VOC emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions will be accomplished primarily through the use of "reduced emissions completion" or "green completion" to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

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

        As described in the notes to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $43.3 million as of December 31, 2012. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 9%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

        Penalties for Non-Compliance.    We believe that our operations are in material compliance with all applicable oil and natural gas, safety, environmental and land-use laws and regulations. However, from time to time we receive notices of noncompliance with Clean Air Act and other requirements from relevant regulatory agencies. We received a number of minor notices of violation ("NOVs") from regulatory agencies in 2012. We do not expect to incur significant penalties with respect to any outstanding NOV. See "Legal Proceedings."

Other Regulation

        The pipelines we use to gather and transport our oil and natural gas are subject to regulation by the U.S. Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), and the Pipeline Safety Act of 1992, which relate to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Under the Pipeline Safety Act, the Research and Special Programs Administration of DOT is authorized to require certain pipeline modifications as well as operational and maintenance changes. We believe our pipelines are in substantial compliance with HLPSA and the Pipeline Safety Act. Nonetheless, we could incur significant expenses if new or additional safety requirements are implemented.

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

        The safety of our operations primarily is regulated by the BOEMRE, the CSLC, the Coast Guard and the Occupational Safety and Health Administration. We believe our facilities and operations are in substantial compliance with the applicable requirements of those agencies. In the event different or additional safety measures are required in the future, we could incur significant expenditures to meet those requirements.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to our executive officers as of December 31, 2012.

Name	Age	Position
Timothy Marquez	54	Executive Chairman
Edward O'Donnell	59	Chief Executive Officer
Timothy A. Ficker	45	Chief Financial Officer
Terry L. Anderson	65	General Counsel and Secretary
Mark DePuy	57	Senior Vice President, Business Development and Acquisitions

        Timothy Marquez co-founded Venoco in September 1992 and served as our CEO from our formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until we acquired it in March 2005. Mr. Marquez returned as our Chairman, CEO and President in June 2004. He became our Executive Chairman in August 2012. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions.

        Edward O'Donnell has been our Chief Executive Officer since August 2012. Mr. O'Donnell served as our Senior Vice President for Southern California Operations from 2007 to January 2012, at which time he was appointed Chief Operating Officer, a position he held until his appointment as CEO. He was a member of our board of directors from May 2001 to December 2002, from May 2003 to August 2003 and from June 2004 to March 2007. In addition, from 1997 to March 2001, he served as Vice President and, from April 2001 to June 2002, as the President of our domestic division. He has 20 years of experience with Unocal in a variety of engineering and management positions. Mr. O'Donnell holds a B.S. in petroleum engineering from Montana Tech of The University of Montana, an M.S. in petroleum engineering from the University of Southern California and an M.B.A. from Pepperdine University.

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

        Mark DePuy is our Senior Vice President, Business Development and Acquisitions. Mr. DePuy initially joined us in 2005 as Vice President of Northern Assets. The following year, he was named COO and oversaw our assets in Northern and Southern California, as well as numerous field operations in Texas. Mr. DePuy resigned as our COO in October 2008, after which he provided consulting services for us on coastal development projects in California. From March 2010 through November 2011, he served as CEO and President of Great Western Oil and Gas, a private oil and gas company with operations focused primarily in Colorado and North Dakota. Mr. DePuy rejoined us in his current role in December 2011. He has 27 years of experience in various operational, management and business planning functions with Unocal/Chevron in both the domestic and international operations. He has an M.B.A. from the University of California, Los Angeles and a B.S. in petroleum engineering from the Colorado School of Mines.

Available Information

        We maintain a link to investor relations information on our website, www.venocoinc.com, where we make available, free of charge, our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of our code of business conduct and ethics and certain other governance documents. You may request a printed copy of these materials or any exhibit to this report by writing to the Corporate Secretary, Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado, 80202-1370. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

ITEM 1A.    Risk Factors

Commodity prices are volatile and change for reasons that are beyond our control. Decreases in the price we receive for our production adversely affect our business, financial condition, results of operations and liquidity.

        Declines in the prices we receive for our production adversely affect many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth and the carrying value of our properties, all of which depend primarily or in part upon those prices. For example, due in significant part to lower commodities prices, our revenues from oil and natural gas sales and cash flow from operations declined 52% and 44%, respectively, in 2009 compared to 2008. Declines in the prices we receive for our oil and natural gas also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. For example, continued depressed natural gas prices caused us to reduce our drilling activity in the Sacramento Basin from 93 wells spud in 2010 to 40 wells in 2011 and four wells in 2012. Although our exposure to natural gas prices is significantly reduced following the completion of the Sacramento Basin asset sale, a future decline in oil prices could have similar consequences. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and the estimated value of that production and, as a result, adversely affect our estimated proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, as the maximum amount of available borrowing under our revolving credit facility is, and the availability of other sources of capital likely will be, based to a significant degree on the estimated quantities and value of those reserves.

        Commodity prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Prices have historically been volatile and are likely to continue to be volatile in the future. The prices of oil and natural gas are affected by a variety of factors that are beyond our control, including changes in global supply and demand for oil and natural gas, domestic and foreign governmental regulations and taxes, the level of global oil and natural gas exploration activity and inventories, the price, availability and consumer acceptance of alternative fuel sources, the availability of refining capacity, technological advances affecting energy consumption, weather conditions, speculative activity, financial and commercial market uncertainty and worldwide economic conditions.

        In addition to factors affecting the price of oil and natural gas generally, the prices we receive for our production is affected by factors specific to us and to the local markets where the production occurs. Pricing can be influenced by, among other things, local or regional supply and demand factors (such as refinery or pipeline capacity issues, trade restrictions and governmental regulations) and the terms of our sales contracts.

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

        We have a substantial amount of indebtedness, in part as a result of the financing required to complete the going private transaction. At March 29, 2013, we had total outstanding debt of

$862.9 million, comprised of $218.0 million outstanding on our revolving credit facility, $144.9 million (net of discount) under our 11.50% senior notes and $500.0 million under our 8.875% senior notes. Interest obligations on our indebtedness are significant. Our debt bears interest at a weighted average interest rate of approximately 8.2% as of March 29, 2013. In 2012, we had interest expense of $71.4 million. We are pursuing a variety of measures to reduce our indebtedness, but these efforts may not be successful.

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

        In addition, the increase in our indebtedness resulting from the going private transaction has made it more difficult for us to comply with certain covenants in our debt agreements. If our cash flow and other capital resources are insufficient to fund our obligations under our debt agreements on a current basis and at maturity or if we are otherwise unable to comply with the covenants in those agreements, we could attempt to refinance or restructure the debt or to repay the debt with the proceeds from an equity offering or from sales of assets. The proceeds of future borrowings, equity financings or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all. In addition, our debt agreements contain provisions that would limit our flexibility in responding to a shortfall in our expected liquidity by selling assets or taking certain other actions. For example, we could be required to use some or all of the proceeds of an asset sale to reduce amounts outstanding under our debt agreements in some circumstances. Any refinancing that requires the use of cash could require us to reduce or delay planned capital expenditures. In addition, following the completion of the going private transaction, there is no longer a market for our common stock, and this would likely make any equity financing transaction more difficult. There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all.

        We also face a refinancing risk. Significant amounts of our indebtedness do not require current payments of principal, but are payable in full on maturity. Cash flow from operations may not be sufficient to repay, and may be insufficient to support any new indebtedness necessary to refinance, the outstanding balance on our debt when it matures. Global capital markets have experienced a severe contraction in the availability of debt financing in the recent past. Financial effects of this crisis were exacerbated in the oil and natural gas industry by the effect of volatile commodity prices. The ability to pay principal and interest on our debt, and to refinance our debt upon maturity, will depend not only upon our financial and operating performance, but on the state of the global economy, credit markets and commodity prices during the period through the time of refinancing, many of which are factors over which we have no control. There can be no assurances that we will be able to make principal and interest payments on our indebtedness and to refinance our indebtedness at maturity as needed. If we are unable to satisfy our obligations under our debt agreements, our creditors could elect to declare our all of our debt to be due and payable, the lenders under the revolving credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our planned operations will require additional capital that may not be available.

        Our business is capital intensive, and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and/or conduct the exploration, exploitation and development activities necessary to replace our reserves, to pay expenses and to satisfy our other obligations. In recent years, we have chosen to pursue projects that required capital expenditures in excess of cash flow from operations. That fact has made us dependent on external financing to a greater degree than many of our competitors. Our substantial existing indebtedness increases the risk that external financing will not be available to us when needed. In addition, our stockholder may cause us to pay dividends to it in order to satisfy obligations with respect to debt it incurred as part of the going private transaction. If we reduce our capital spending in an effort to conserve cash or to facilitate the payment of dividends to our stockholder, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flow from operations and income.

It may be difficult or impossible for us to finance our operations through the incurrence of additional indebtedness.

        We have relied on borrowings under our revolving credit facility to finance our operations in some recent periods. Lenders may not fund borrowings under the facility when we request them to do so. In 2009, a former lender under the facility, Lehman Commercial Paper, Inc., ceased funding amounts under the facility as a result of the bankruptcy of its parent company, Lehman Brothers Holdings Inc. Existing lenders under the revolving credit facility may face similar issues. Our ability to borrow under the facility may also be limited if we are unable, or run a significant risk of becoming unable, to comply with the financial covenants that we are required to satisfy under the facility. It may be difficult to maintain compliance with the maximum debt to EBITDA (as defined in the agreement) ratios in the future if we borrow a significant portion of the available capacity under the facility and/or our EBITDA is adversely affected by operational problems, counterparties' failure to perform under hedge agreements or other factors. In addition, the borrowing base under the facility is subject to redetermination periodically and from time to time in the lenders' discretion. Borrowing base reductions may occur with respect to the revolving credit facility as a result of unfavorable changes in commodity prices, asset sales, performance issues or other events. In addition to reducing the capital available to finance our operations, a reduction in the borrowing base could cause us to be required to repay amounts outstanding under the facility in excess of the reduced borrowing base, and the funds necessary to do so may not be available at that time.

        Sources of external debt financing other than revolving credit facility borrowings may not be available when needed on acceptable terms or at all, especially during periods in which financial market conditions are unfavorable. Our ability to incur additional indebtedness will be limited under the terms of the revolving credit facility, the indenture governing our 8.875% senior notes and the indenture governing our 11.50% senior notes, which we refer to collectively as our debt agreements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources and Requirements"). In addition, if we finance our operations through borrowings under our revolving credit facility or other additional indebtedness, the risks that we now face relating to our current debt level would intensify, and it may be more difficult to satisfy our existing financial obligations.

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

        Additionally, SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be recorded if they relate to wells scheduled to be drilled within five years after the date of booking. This rule has limited and may continue to limit our ability to record additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required five-year timeframe.

        At December 31, 2012, 30% of our estimated proved reserves were proved undeveloped and 2% were proved developed non-producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved undeveloped reserves and proved developed non-producing reserves will not be realized until some time in the future, if at all.

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

        Part of our strategy is to pursue acquisition, exploration and development activities in emerging plays such as our onshore Monterey shale project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, our ability to use past drilling results in those areas to help predict our future drilling results is limited. In addition, part of our drilling strategy to maximize recoveries from the onshore Monterey shale formation may involve drilling and/or completion techniques that have proven to be successful in other shale formations. These drilling and completion strategies and techniques may require greater amounts of capital investment than those used in more established plays. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and production profiles are better established. If drilling success rates or production are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations or other operational problems, the value of our position in the affected area will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not control. When these facilities or systems are unavailable, our operations can be interrupted and our revenues reduced.

        The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems, processing facilities and related infrastructure and services owned by third parties. In general, we do not control these assets or services and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these assets or services could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own or provide facilities or services we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we generally do not maintain insurance.

Our hedging arrangements involve credit risk and may limit future revenues from price increases, result in financial losses or reduce our income.

        To reduce our exposure to commodity price fluctuations, we enter into hedging arrangements with respect to a substantial portion of our production. See "Quantitative and Qualitative Disclosures About Market Risk" for a summary of our hedging activity. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

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
  emissions into the air;

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

  •
  safety precautions;

  •
  hydraulic fracturing (including limitations on the use of this technology);

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

  •
  other environmental damages.

        Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. We were, until recently, a defendant in a series of lawsuits alleging, among other things, that air, soil and water contamination from the oil and natural gas facility at our Beverly Hills field caused the plaintiffs to develop cancer or other diseases or to sustain related injuries. See "Legal Proceedings—Beverly Hills Litigation." Similar suits and/or related indemnity claims in the future could have a material adverse effect on our financial condition. Moreover, compliance with applicable laws and regulations could require us to delay, curtail or terminate existing or planned operations.

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

        Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases ("GHG") present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which established a statewide cap on GHGs designed to reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. These regulations are not expected to directly impact our operations as the first phase, beginning in 2012, includes major industrial sources and utilities, while the second phase, which starts in 2015, will address distributors of transportation fuels, natural gas, and other fuels. We will continue to monitor the implementation of these regulations through industry trade groups and other organizations in which we are a member. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

        Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, among other things, imposes restrictions on the use and trading of certain derivatives, including energy derivatives. The nature and scope of those restrictions is in the process of being determined in significant part through implementing regulations adopted by the SEC, the Commodities Futures Trading Commission and other regulators. If, as a result of the Reform Act or its implementing regulations, capital or margin requirements or other limitations relating to our commodity derivative activities are imposed, this could have an adverse effect on our ability to implement our hedging strategy. In particular, a requirement to post cash collateral in connection with our derivative positions, which are currently collateralized on a non-cash basis by our oil and natural gas properties and other assets, would likely make it impracticable to implement our current hedging strategy or to meet the hedging requirements contained in our revolving credit agreement. In addition, requirements and limitations imposed on our derivative counterparties could increase the costs of pursuing our hedging strategy, in part because there may be fewer counterparties participating in the market. We are more vulnerable to the adverse consequences of changes in laws and regulations relating to derivatives than many of our competitors because we hedge a relatively large proportion of our expected production and because our hedging strategy is integral to our overall business strategy.

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

        In addition, some of our activities involve the use of hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures typically are created through the injection of water and chemicals into the rock formation. Several federal entities, including the EPA, also have recently asserted potential regulatory authority over hydraulic fracturing, and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with the results of the study anticipated to be available for review in 2014. Moreover, the EPA also is studying the potential impact of wastewater derived from hydraulic fracturing activities and by 2014 plans to propose standards that such wastewater must meet before being transported to a treatment plant. Other federal agencies have examined and are continuing to examine hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In May 2012, the U.S. Department of the Interior issued a draft regulation that would require companies to publicly disclose the chemicals used in hydraulic fracturing operations on public and Indian lands. In addition, Congress has considered, and may in the future consider, legislation that would amend the SDWA to encompass hydraulic fracturing activities. The proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. If such legislation is adopted in the future, it would establish an additional level of regulation and impose additional costs on our operations.

        Also, some states have adopted, and other states are considering adopting, requirements that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in 2011, Texas enacted HB 3328, which requires the well-by-well public disclosure of all the constituent chemicals, compounds and water volume contained in fluids used for hydraulic fracturing. Also, in December 2012, the DOGGR issued a "discussion draft" of proposed regulations that would require operators to disclose detailed information about hydraulic fracturing operations, including a complete list of chemicals used and their concentrations. The proposed regulations also would require operators to evaluate and test the casing, tubing, and cement lining of the well borehole to ensure that the well's construction is more than adequate to withstand hydraulic fracturing operations. In addition, where protected water is present, operators would be required to analyze the faults, natural fracture zones, and other wells in the area to ensure that they will not allow fluids to migrate. If there is any risk that hydraulically induced fractures would extend beyond the target hydrocarbon zone, the proposed regulations would require evaluation of the intervening geological formations to ensure there is a confining barrier between the hydrocarbon strata and any strata containing protected water. The proposed regulations also would require operators to monitor and test the well during and after hydraulic fracturing operations to verify that well failure has not occurred. If these regulations are adopted, our operating costs will increase.

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

        Because our oil and natural gas properties are depleting assets, our future reserves, production volumes and cash flows depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. Acquiring additional oil and natural gas properties, or businesses that own or operate such properties, when attractive opportunities arise is an important component of our strategy. Our focus on the California market reduces the pool of suitable acquisition opportunities. Also, our substantial level of indebtedness and the lack of any market for our common stock will limit our ability to make future acquisitions. If we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller, finance the acquisition or obtain the necessary regulatory approvals. If we are unable to complete suitable acquisitions, it will be more difficult to replace our reserves, and an inability to replace our reserves would have a material adverse effect on our financial condition and results of operations.

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

        Certain of our properties may provide opportunities for a CO2 enhanced recovery project, and such a project is currently being pursued at the Hastings Complex by Denbury. Risks associated with enhanced recovery techniques include, but are not limited to, the following:

  •
  geologic unsuitability of the properties subject to the enhanced recovery project;

  •
  unavailability of an economic and reliable supply of CO2, or other shortages of equipment;

  •
  lower than expected production;

  •
  longer than expected response times;

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

        Other companies operated approximately 6% of our production in the fourth quarter of 2012, excluding properties sold in the Sacramento Basin asset sale, and reserves associated with our reversionary interest in the Hastings Complex, which is operated by Denbury, represented 20% of our proved reserves as of December 31, 2012. Our ability to exercise influence over operations for these properties and their associated costs is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control, including:

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

        For the year ended December 31, 2012, approximately 93% of our oil and natural gas revenues were generated from sales to three purchasers: ConocoPhillips, Tesoro Refining and Marketing Company and Enserco Energy. In view of the completion of the Sacramento Basin asset sale, we expect our major purchasers in 2013 to be ConocoPhillips and Tesoro Refining and Marketing Company. A material adverse change in the financial condition of any of our largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers. We face similar counterparty risks in connection with other contracts under which we may be entitled to receive cash payments, including insurance policies and commodity derivative agreements. Major counterparties may also seek price or other concessions from us if they perceive us to be dependent on them or to lack viable alternatives.

We have been required to write down the carrying value of our properties in the past and may be required to do so again in the future.

        We use the full cost method of accounting for oil and natural gas exploitation, development and exploration activities. Under full cost accounting rules, we perform a "ceiling test." This test is an impairment test and generally establishes a maximum, or "ceiling," of the book value of our oil and natural gas properties that is equal to the expected after-tax present value of the future net cash flows from proved reserves, calculated using the twelve month arithmetic average of the first of the month prices. If the net book value of our properties (reduced by any related net deferred income tax liability) exceeds the ceiling, we write down the book value of the properties. At December 31, 2008, our net capitalized costs exceeded the ceiling by $641 million, net of income tax effects, and we recorded an impairment of our oil and gas properties in that amount. We could recognize additional impairments in the future. To the extent our acquisition and development costs increase, we will become more susceptible to ceiling test write downs in low price environments.

All of our producing properties are located in one state and adverse developments in that state would negatively affect our financial condition and results of operations.

        All of our currently producing properties are located in California. Any circumstance or event that negatively impacts the production or marketing of oil and natural gas in California generally, or in Southern California in particular, would adversely affect our results of operations and cash flows. Many of our competitors have operations that are more geographically dispersed than ours, and therefore may be less subject than we are to risks affecting a particular geographic area.

We are controlled by Timothy Marquez, who is able to determine the outcome of matters submitted to a stockholder vote. The shares beneficially owned by Mr. Marquez have been pledged as security for indebtedness incurred by our sole stockholder, and a foreclosure upon those shares would likely result in a change of control.

        Timothy Marquez, our Executive Chairman, beneficially owns all of our outstanding common stock through Denver Parent Corporation ("DPC"), an affiliate of Mr. Marquez and our sole stockholder of record. Through his beneficial ownership, Mr. Marquez is able to control the composition of our board of directors and direct our management and policies. Accordingly, Mr. Marquez generally has the direct or indirect power to:

  •
  elect all of our directors and thereby control our policies and operations;

  •
  amend our bylaws and our certificate of incorporation;

  •
  appoint our management;

  •
  approve future issuances of our common stock or other securities;

  •
  approve the payments of dividends, if any, on our common stock;

  •
  approve the incurrence of debt by us; and

  •
  agree to or prevent mergers, consolidations, sales of all or substantially all our assets or other extraordinary transactions.

        Mr. Marquez's ownership interest could adversely affect investors' perceptions of our corporate governance. In addition, Mr. Marquez may have an interest in pursuing acquisitions, divestitures and other transactions that involve risks to us. For example, Mr. Marquez could cause us to make acquisitions that increase our indebtedness or to sell revenue generating assets. Mr. Marquez may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Also, we have engaged, and may continue to engage, in related party transactions involving Mr. Marquez.

For example, in July 2011 we entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife.

        In addition, in connection with the completion of the going private transaction, DPC incurred $60 million of indebtedness. That indebtedness is secured by a pledge of all of our common stock. If a default occurred and the lenders foreclosed on that stock, a change of control of our company would likely occur. Such a change of control could constitute an event of default under our revolving credit facility, and could obligate us to make an offer to purchase our senior notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In that circumstance, we may not be able to obtain sufficient funds to satisfy our obligations under the revolving credit agreement and the notes indentures in a timely manner or at all.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 3.    Legal Proceedings

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 the Company entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against the defendants have been dismissed with prejudice.

        Certain defendants and related parties have made claims for indemnity against the Company and others related to costs incurred by the City of Beverly Hills in defending itself against the Beverly Hills Lawsuits, which the Company and the other defendants are disputing. The Company believes that these claims for indemnity are without merit. Based on information known to the Company, the Company does not believe that it is probable that the indemnity claims will result in a material judgment against the Company. Therefore, no liability has been accrued.

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (the "SLC") filed suit against the Company in Santa Barbara County alleging that the Company underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The case has since been removed to Los Angeles County, California. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether the Company is entitled to consider the cost of transporting oil from the South Ellwood field to the point of sale in calculating the market price of oil at the wellhead for purposes of calculating its royalty obligation. With respect to the oil price, the Company has paid royalties based on the price the Company actually received in arms-length transactions. The SLC contends that the Company should be paying royalties based on the higher of the price actually received and the highest "posted price" for oil sold in the Midway Sunset field, near Bakersfield, California. With respect to transportation costs, the Company believes that state law allows the Company to consider the cost of delivering the oil from the field to the point of sale in determining the market price of the oil at the wellhead. In February 2012 the Company filed a cross-complaint against the SLC alleging that the Company had overpaid royalties on oil and gas produced from the

South Ellwood field by approximately $4.3 million. Most of the overpayment is attributable to the failure by the Company to adjust its sales prices to include all transportation costs associated with marketing its crude oil.

        The Company believes the position of the SLC is without merit and the Company intends to vigorously contest the suit and to enforce its right to receive a refund of royalties it may have overpaid. The Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011, Timothy Marquez, the then-Chairman and CEO of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, the Company entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which the Company, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the amended complaint and believes they are without merit.

        Denbury Arbitration—In January 2013 the Company and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. The arbitration is expected to be completed in late 2013.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Following the completion of the going private transaction, there is no market for our common stock, all of which is held by one record holder, an affiliate of Mr. Marquez.

Unregistered Sales of Equity Securities

        Not applicable.

Repurchases of Common Stock

        As described under "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Recent Events," the going private transaction closed in October 2012. In that transaction, 29,187,553 shares of our common stock, constituting all shares not beneficially owned by Mr. Marquez, were acquired by an affiliate of Mr. Marquez for $12.50 per share in cash.

Dividend Policy

        We paid a cash dividend of $2.7 million, or $0.09 per share, in the fourth quarter of 2012.

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

	Years ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Statement of Operations Data:
Oil and natural gas sales	$554,270	$267,163	$290,608	$323,423	$350,426
Other	3,603	3,331	4,684	5,355	6,090

Total revenues	557,873	270,494	295,292	328,778	356,516
Lease operating expense	133,773	95,213	84,255	94,100	91,888
Production and property taxes	15,731	10,128	6,701	6,376	9,688
Transportation expense	4,311	3,163	9,102	9,348	5,169
Depletion, depreciation and amortization	134,483	86,226	78,504	85,817	86,780
Impairment of oil and natural gas properties	641,000	—	—	—	—
Accretion of asset retirement obligations	4,203	5,765	6,241	6,423	5,768
General and administrative, net of amounts capitalized	43,101	36,939	37,554	39,186	55,186

Total expenses	976,602	237,434	222,357	241,250	254,479

Income (loss) from operations	(418,729)	33,060	72,935	87,528	102,037
Interest expense, net	54,049	40,984	40,584	61,113	71,399
Amortization of deferred loan costs	3,344	2,862	2,362	2,310	2,756
Interest rate derivative losses (gains), net	20,567	16,676	31,818	1,083	—
Loss on extinguishment of debt	—	8,493	—	1,357	1,520
Commodity derivative losses (gains), net	(116,757)	25,743	(68,049)	(40,649)	72,949

Total financing costs and other	(38,797)	94,758	6,715	25,214	148,624

Income (loss) before income taxes	(379,932)	(61,698)	66,220	62,314	(46,587)
Income tax provision (benefit)	11,200	(14,400)	(1,300)	—	—

Net income (loss)	$(391,132)	$(47,298)	$67,520	$62,314	$(46,587)

Cash Flow Data:
Cash provided (used) by:
Operating activities	$212,379	$118,691	$160,673	$125,496	$163,807
Investing activities	(332,861)	(1,953)	(108,296)	(246,481)	(56,630)
Financing activities	110,938	(116,510)	(47,772)	124,126	(61,524)
Other Financial Data:
Capital expenditures	$318,582	$176,812	$211,621	$246,228	$228,054
Balance Sheet Data (end of period):
Cash and cash equivalents	$191	$419	$5,024	$8,165	$53,818
Property, plant and equipment, net	702,734	619,430	648,044	810,465	648,602
Total assets	864,254	739,543	750,923	929,744	846,081
Long-term debt, excluding current portion	797,670	695,029	633,592	686,958	849,190
Total stockholders' equity (deficit)	(135,167)	(174,496)	(84,237)	73,028	(295,658)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with our financial statements and related notes and the other information appearing in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," "us" and the "Company" refer to Venoco, Inc. and its subsidiaries collectively.

Overview

        We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to grow through exploration, exploitation and development projects we believe to have the potential to add significant reserves on a cost-effective basis and through selective acquisitions of underdeveloped properties. In the execution of our strategy, our management is principally focused on economically developing additional reserves and on maximizing production levels through exploration, exploitation and development activities in a manner consistent with preserving adequate liquidity and financial flexibility.

Recent Events

        Going Private Transaction.    In January 2012, we entered into a merger agreement with Timothy Marquez and certain of his affiliates pursuant to which an affiliate of Mr. Marquez agreed to acquire all of our common stock not beneficially owned by Mr. Marquez for $12.50 per share in cash. We refer to this transaction as the going private transaction. The going private transaction closed in October 2012. Following the closing, Venoco's common stock is no longer publicly traded; however, we will continue reporting as a voluntary filer with the SEC as required by the indentures governing our senior notes. In connection with the closing of the going private transaction, we entered into the fifth amended and restated credit agreement related to our revolving credit facility and a $315 million second lien term loan. Both of these agreements are discussed in further detail in "—Liquidity and Capital Resources—Capital Resources and Requirements." We subsequently entered into an amendment to the revolving credit agreement and repaid all amounts outstanding under the second lien term loan as discussed below.

        Sacramento Basin Asset Sale.    In December 2012, we completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, $72.8 million was received two days after closing and $17.9 million was received in February and March. The remaining $9.9 million is expected to be released by June 30, 2013. We applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on the second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44,900 MBOE as of December 31, 2011. Production from those assets averaged 8,939 BOE/d in 2012, 100% of which was natural gas.

        Amended and Restated Revolving Credit Agreement and Second Lien Refinancing.    In March 2013, we entered into an amendment to the revolving credit agreement that increased the borrowing base under the facility to $270 million. We then borrowed an additional $107 million under the facility and used those funds to repay the remaining amounts outstanding under the second lien term loan ($100 million) and a prepayment penalty of $3.0 million. The amendment also changed certain financial covenants included in the revolving credit agreement, as described in "—Liquidity and Capital Resources—Capital Resources and Requirements."

Capital Expenditures

        We have developed an active capital expenditure program to take advantage of our extensive inventory of drilling prospects and other projects. Our 2012 development, exploitation and exploration capital expenditures were $219 million, with approximately $117 million devoted to Southern California legacy projects, $76 million to onshore Monterey projects and $26 million to the Sacramento Basin. We reduced our overall capital expenditures, and increased our focus on development relative to exploration drilling, following the completion of the going private transaction. Our 2013 development, exploitation and exploration capital expenditure budget is $91 million, of which approximately $78 million is expected to be devoted to our legacy Southern California assets and approximately $13 million to onshore Monterey shale activities. The expected reduction in capital expenditures in 2013 is a result of our focus on deleveraging following the completion of the going private transaction.

        The aggregate levels of capital expenditures in 2013, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2012 capital spending program and the current outlook for 2013.

Southern California—Exploitation and Development

        At the South Ellwood field, we drilled and completed two PUD wells during the second quarter of 2012 (the 3120-14 well and the 3242-12 well), both of which were successful. A third PUD well (the 3242-4 well) was drilled in the third quarter, which was not initially successful. Also in the third quarter, we spud a probable location (the 3242-19 well). However, drilling on this well was temporarily suspended in the fourth quarter to facilitate the redrill of the unsuccessful 3242-4 well to a different location.

        We successfully completed the 3242-4 redrill (the 3242-4RD well) to an in-fill location at the South Ellwood field in the first quarter of 2013. Over the last 20 days of March, the 3242-4RD well produced about 1,500 gross BOE per day and the more successful of the earlier PUD wells drilled in the second quarter of 2012 (the 3242-12 well) produced about 2,100 gross BOE per day, for a total of 3,600 gross, or 3,000 net BOE per day for the two wells. Approximately 98% of the production from the two wells is oil. In 2013, we plan to complete drilling of the suspended 3242-19 probable well, drill one to two additional wells and replace the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place up to three additional gross wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations in January 2012.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. In 2012, we spud five wells and completed six wells in the field, including one well that was spud in 2011. The field has not been fully delineated offshore or fully developed onshore. We plan to drill four proved undeveloped locations and one probable location at the field in 2013.

        In the Sockeye field, we drilled three wells and performed one recompletion during 2012. For 2013, there are no significant development projects planned at Sockeye.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Our onshore Monterey shale acreage position currently totals approximately 70,000 gross and 57,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. These totals do not include 169,000 gross (109,000 net) acres in San Joaquin included in the Sacramento Basin asset sale.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through December 31, 2012, we have spud 29 wells and have set casing on 26 of those wells. During 2012, we spud five wells at the Sevier field in the San Joaquin Valley and completed six, including one that was spud during the fourth quarter of 2011. We incurred approximately $76 million in capital expenditures related to onshore Monterey development in 2012. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project. Based on the data we have gathered and the results we have seen to date at the Sevier field, however, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

Sacramento Basin

        We reduced our activity levels in the Sacramento Basin in recent years as a result of depressed natural gas prices and our increased focus on our oil-based projects. During 2012, we drilled four wells and performed approximately 250 recompletions in the basin. Our reduced capital spending resulted in lower average daily production from the basin in 2012 relative to 2011.

Other Acquisitions and Divestitures

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, we sold certain properties in the Sacramento Basin and San Joaquin Valley areas (not including any acreage in the Sevier field) to an unrelated third party for $250 million. See "—Recent Events—Sacramento Basin Asset Sale."

        Sale of Santa Clara Avenue Field.    In May 2012, we sold our interests in the Santa Clara Avenue field for $23.4 million (after closing adjustments).

        Sale of Other Texas Assets.    In April 2010, we signed certain purchase and sale agreements to divest our producing properties in Texas ("Texas Sales") for $98.1 million (after closing adjustments and related expenses). The transactions included interests in the Manvel field, our overriding royalty interest in the Hastings Complex and our other oil and natural gas producing properties in the Texas Gulf Coast. We used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan then in place.

        Other.    We have an active acreage acquisition program and we regularly engage in acquisitions and dispositions of oil and natural gas properties, primarily in and around our existing core areas of operations.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our oil and natural gas properties, value of our proved reserves and borrowing capacity under our revolving credit facility, all of which depend in part upon those prices. The assets included in the Sacramento Basin asset sale included substantially all of our properties that produce predominately natural gas. We therefore expect to have limited exposure to changes in natural gas prices for the foreseeable future.

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of March 29, 2013, we had hedge contract floors covering 6,700 barrels of oil per day for 2013. We settled all of our natural gas contracts in January 2013 as a result of the Sacramento Basin asset sale. We have also secured hedge contracts for portions of our 2014, 2015 and 2016 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and 2012 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). Additionally, effective February 2012, we entered into a new sales contract related to oil produced from our South Ellwood field with terms more favorable than the previous contract because, as of January 31, 2012, we were able to deliver our oil through a common carrier pipeline rather than via barge. As a result of these contracts, our average realized price for oil in the period from April through December 2012 was approximately $6.91 per barrel higher than the average WTI price and approximately $11.23 per barrel below the average Brent price for the same period. We entered into a new sales contract effective May 1, 2013 with terms similar to the previous sales contract.

        Expected Production.    Our 2013 capital spending has been allocated approximately 86% to our legacy Southern California fields and 14% to our onshore Monterey shale program. As a result of the increase in capital spending related to our oil producing Southern California assets in 2012, the planned increase for 2013 and the success of two of our recently drilled South Ellwood wells, we expect production from those assets to increase in 2013. Overall, we expect production to be significantly lower in 2013 than it was in 2012 due primarily to the Sacramento Basin asset sale. On a pro forma basis, excluding production from properties included in the asset sale, we expect production to increase in 2013 compared to 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $14.48 per BOE for 2012 were slightly lower than our 2011 results of $14.64 per BOE. We expect that the continuing shift in our focus to oil development will result in an increase in our LOE per BOE in 2013 relative to 2012.

        Property and Production Taxes.    Property and production taxes of $1.53 per BOE for 2012 were higher than our 2011 results of $0.99 per BOE due to successful oil wells drilled in 2012. We expect our 2013 property and production taxes to be higher on a per BOE basis than they were in 2012. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        Transportation Expenses.    Transportation expenses were $5.2 million in 2012 and $9.3 million in 2011. The decrease was due to the elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012. We expect that our transportation expenses will decrease slightly in 2013 compared to 2012 as a result of the use of the onshore pipeline for the full year.

        General and Administrative Expenses.    General and administrative expenses increased slightly to $6.13 per BOE (excluding share-based compensation charges of $1.58 per BOE and costs of $1.76 per

BOE related to the going private transaction) in 2012 compared to $4.96 per BOE for 2011 (excluding share-based compensation charges of $0.88 per BOE and costs of $0.26 per BOE related to the going private transaction). Excluding share-based compensation charges and going private-related charges we expect our 2013 G&A costs to be slightly less than 2012, and, on a per BOE basis, to increase in 2013 compared to 2012 due to our lower expected production in 2013.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for 2012 of $13.68 per BOE increased slightly from our 2011 DD&A of $13.35 per BOE. We expect our 2013 DD&A to decrease on a per BOE basis compared to our 2012 results.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2011 and December 31, 2012 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        Our expectations with respect to future production rates, expenses and the other matters discussed above are subject to a number of uncertainties, including those discussed in "Risk Factors." For example, with respect to future production rates, uncertainties include those associated with third party services, limitations on capital expenditures resulting from the terms of our debt agreements, the availability of drilling rigs, oil prices, events resulting in unexpected downtime, permitting issues and drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale.

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

	Years Ended December 31,
	2010	2011	2012
Production Volume(1):
Oil (MBbls)	2,792	2,441	2,940
Natural gas (MMcf)	23,196	23,923	20,430
MBOE(2)	6,658	6,428	6,345
Daily Average Production Volume:
Oil (Bbls/d)	7,649	6,688	8,033
Natural gas (Mcf/d)	63,551	65,542	55,820
BOE/d(2)	18,241	17,612	17,336
Oil Price per Bbl Produced (in dollars):
Realized price	$68.86	$91.00	$97.28
Realized commodity derivative gain (loss)	(1.77)	(2.48)	(10.32)

Net realized price	$67.09	$88.52	$86.96

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.34	$4.02	$2.88
Realized commodity derivative gain (loss)	1.70	1.03	0.25

Net realized price	$6.04	$5.05	$3.13

Expense per BOE:
Lease operating expenses	$12.65	$14.64	$14.48
Production and property taxes	$1.01	$0.99	$1.53
Transportation expenses	$1.37	$1.45	$0.81
Depletion, depreciation and amortization	$11.79	$13.35	$13.68
General and administrative expense, net(3)	$5.64	$6.10	$8.70
Interest expense	$6.10	$9.51	$11.25

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

(3)
Net of amounts capitalized.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $27.0 million (8%) to $350.4 million in 2012 from $323.4 million in 2011. The increase was due to higher realized oil prices and production, partially offset by lower realized natural gas prices and production, as described below.

        Oil sales increased by $64.3 million (28%) in 2012 to $291.5 million compared to $227.2 million in 2011. Oil production increased by 20%, with production of 2,940 MBbl in 2012 compared to 2,441 MBbl in 2011. The increase is primarily due to higher production at our South Ellwood and West Montalvo fields, resulting from successful drilling activity. Our average realized price for oil increased $6.28 (7%) from $91.00 per Bbl in 2011 to $97.28 per Bbl in 2012. Our new sales contracts, which are tied to Southern California indices and became effective April 1, 2012, contributed to the higher average sales prices.

        Natural gas sales decreased $37.3 million (39%) in 2012 to $58.9 million compared to $96.2 million in 2011. Natural gas production decreased by 3,493 MMcf (15%), with production of 20,430 MMcf in 2012 compared to 23,923 MMcf in 2011. The production decrease is primarily the result of (i) the natural production decline of wells in the Sacramento Basin and (ii) the limited number of new wells drilled during the latter part of 2011 and 2012 resulting from our reduced focus on natural gas projects due to the depressed natural gas price environment. Our average realized price for natural gas decreased $1.14 (28%) from $4.02 per Mcf for 2011 to $2.88 per Mcf for 2012.

        Other Revenues.    Other revenues increased by $0.7 million (14%) to $6.1 million in 2012 from $5.4 million in 2011. The increase in other revenues is primarily due to tariff revenue received from third party usage of our onshore pipelines in 2012. Our contract related to the barge that formerly transported oil produced from the South Ellwood field was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue after May 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") was relatively consistent between periods at $91.9 million in 2012 and $94.1 million in 2011. LOE on a per unit basis also remained relatively consistent at $14.48 per BOE in 2012 and $14.64 per BOE in 2011.

        Production and Property Taxes.    Production and property taxes increased $3.3 million (52%) to $9.7 million in 2012 from $6.4 million in 2011. The increase is primarily due to supplemental ad valorem taxes related to successful oil wells drilled during the second quarter of 2012. On a per BOE basis, property and production taxes increased $0.54 per BOE to $1.53 per BOE in 2012 from $0.99 per BOE in 2011.

        Transportation Expenses.    Transportation expenses decreased $4.1 million (45%) to $5.2 million in 2012 from $9.3 million in 2011. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense was relatively consistent at $86.8 million in 2012 compared to $85.8 million in 2011. DD&A expense on a per unit basis also remained relatively consistent at $13.35 per BOE for 2011 and $13.68 per BOE for 2012.

        Accretion of Abandonment Liability.    Accretion expense remained relatively constant at $5.8 million in 2012 compared to $6.4 million in 2011.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Years Ended December 31,
	2011	2012
General and administrative costs	$54,852	$57,310
Share-based compensation costs	9,720	14,199
Going-private related costs	1,642	9,997
Sacramento Basin asset sale exit and disposal costs	—	1,200
General and administrative costs capitalized	(27,028)	(27,520)

General and administrative expense	$39,186	$55,186

        G&A expense increased $16.0 million (41%) to $55.2 million in 2012 compared to $39.2 million in 2011. The overall increase in G&A costs was primarily due to higher share-based compensation expense of $10.0 million (net of amount capitalized) charged to G&A in 2012 compared to $5.7 million (net of amount capitalized) in 2011, going-private related costs of $10.0 million in 2012 compared to $1.6 million in 2011 and exit and disposal costs of $1.2 million related to the Sacramento Basin asset sale. We incurred additional share based compensation expense in the fourth quarter of 2012 as a result of converting our share based payment plans from the equity method to the liability method in connection with the completion of the going private transaction. Excluding the effect of the non-cash share-based compensation expense and going private-related costs, G&A expense increased to $6.13 per BOE in 2012 from $4.96 per BOE in 2011.

        Interest Expense, Net.    Interest expense, net of interest income, increased $10.3 million (17%) to $71.4 million in 2012 from $61.1 million in 2011. The increase was primarily the result of the refinancing of our prior second lien term loan in February 2011 with the issuance of our 8.875% senior notes and the issuance of the $315 million second lien term loan in connection with the going private transaction. The increase is also due to a higher outstanding debt balance related to our revolving credit facility during 2012 compared to 2011.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $2.8 million in 2012 compared to $2.3 million in 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity in 2011 was an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. No comparable transaction occurred in 2012.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $1.5 million in 2012 compared to $1.4 million in 2011. The loss in 2012 resulted from a write-off of unamortized deferred loan costs on the revolving credit facility due to a reduction in the borrowing base. The loss in 2011 resulted from the repayment of our second lien term loan then in place. The loss related primarily to the write off of unamortized deferred financing costs associated with that second lien term loan.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2012
Realized commodity derivative (gains) losses	$(30,656)	$(26,989)
Amortization of commodity derivative premiums	10,058	12,424
Unrealized commodity derivative (gains) losses for changes in fair value	(20,051)	87,514

Commodity derivative (gains) losses	$(40,649)	$72,949

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both 2012 and 2011 reflect the settlement of contracts at prices below the relevant strike prices. Additionally, we unwound certain oil and natural gas contracts in 2012 and realized a gain of $52.2 million which is reflected in realized commodity derivative (gains) losses. We also unwound certain oil swaps in the second quarter of 2011 and realized a gain of $2.0 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts. We recognized derivative premium amortization expense of $7.6 million related to the contracts that were unwound during 2012. There was no premium associated with the contracts that were unwound in 2011.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for 2012 was $46.6 million compared to net income of $62.3 million for 2011. The change between years is the result of the items discussed above.

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

        Other Revenues.    Other revenues increased by $0.7 million (15%) to $5.4 million in 2011 from $4.7 million in 2010. Effective April 2010, we entered into a contract related to the barge that transported oil produced at our South Ellwood field (see "—Transportation Expenses"). The contract allowed us to sub-charter the barge and retain a major portion of the revenues from those activities.

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

        Transportation Expenses.    Transportation expenses increased $0.2 million (2%) to $9.3 million in 2011 from $9.1 million in 2010. In April 2010, a transportation contract became effective relating to the time charter of the South Ellwood barge. Under that contract we paid a flat day rate, regardless of our usage of the barge, but had the ability to sub-charter the vessel when it was not in use transporting production from the South Ellwood field (see "—Other Revenues"). The increase in 2011 compared to 2010 was the result of the transportation contract being in place for the full year in 2011 compared to nine months in 2010.

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

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Years Ended December 31,
	2010	2011
General and administrative costs	$52,052	$54,852
Share-based compensation costs	6,930	9,720
One-time severance costs	1,254	—
Going-private related costs	—	1,642
General and administrative costs capitalized	(22,682)	(27,028)

General and administrative expense	$37,554	$39,186

        G&A expense increased $1.6 million (4%) to $39.2 million in 2011 compared to $37.6 million in 2010. The overall increase in G&A costs was primarily due to (i) non-cash share-based compensation expense of $5.7 million (net of amount capitalized) charged to G&A in 2011 compared to $4.5 million (net of amount capitalized) in 2010, (ii) a higher annual bonus accrual for 2011 based on a higher level of achievement of specified bonus metrics in 2011, (iii) increased travel costs in 2011 and (iv) costs incurred of $1.6 million in 2011 related to the going private transaction. The increases were partially offset by (i) higher capitalization in 2011 as a result of an increased focus on onshore Monterey shale activities and other development related activity in 2011, (ii) one-time severance payments of $1.3 million in 2010 related to the sale of our Texas properties and the related closure of our Texas operations and (iii) a decrease in professional fees incurred in 2011 compared to 2010. Excluding the effect of the non-cash share-based compensation expense, going private-related costs and one-time severance charges, G&A expense increased to $4.96 per BOE in 2011 from $4.78 per BOE in 2010.

        Interest Expense, Net.    Interest expense, net of interest income, increased $20.5 million (51%) to $61.1 million in 2011 from $40.6 million in 2010. The increase was primarily the result of the refinancing of our prior second lien term loan in February 2011 with the issuance of our 8.875% senior notes. The interest rate on our prior second lien term loan, which was outstanding during 2010, averaged approximately 4.4% per annum during the year.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs was $2.3 million in 2011 compared to $2.4 million in 2010. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of our prior second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity prior to settlement resulted in an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. In 2010, we recognized an unrealized interest rate derivative loss of $13.7 million and a realized interest rate derivative loss of $18.1 million.

        Loss on Extinguishment of Debt.    We recognized a loss on extinguishment of debt in 2011 of $1.4 million resulting from the repayment of our prior second lien term loan. The loss related primarily to the write off of unamortized deferred financing costs associated with that loan.

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

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative gains in both 2011 and 2010 reflect the settlement of contracts at prices below the relevant strike prices. In the fourth quarter of 2011, we settled all of our 2013 natural gas hedge contracts (except for basis swaps), resulting in a non-recurring gain of $12.0 million that is reflected in 2011 realized commodity derivative (gains) losses. In the fourth quarter of 2010, we settled certain 2011 gas puts and collars which resulted in realized gains of $19.1 million that are reflected in 2010 realized commodity derivative gains. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Years Ended December 31,
	2010	2011	2012
	(in thousands)
Cash provided by (used in) operating activities	$160,673	$125,496	$163,807
Cash provided by (used in) investing activities	(108,296)	(246,481)	(56,630)
Cash provided by (used in) financing activities	(47,772)	124,126	(61,524)

        Net cash provided by operating activities was $163.8 million in 2012 compared with $125.5 million in 2011 and $160.7 million in 2010. The increase was primarily due to the realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts, higher realized oil prices and higher oil production, partially offset by lower natural gas prices and lower natural gas production. Cash flows from operating activities in 2011 as compared to 2010 were unfavorably impacted by the settlement of our interest rate derivative contracts in the first quarter of 2011 for $38.1 million, partially offset by higher realized oil prices during 2011.

        Net cash used in investing activities was $56.6 million in 2012 compared with net cash used of $246.5 million in 2011 and net cash used of $108.3 million in 2010. The primary investing activities in 2012 were $223.8 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by sales proceeds received as a result of the Sacramento Basin and Santa Clara Avenue field asset sales. The primary investing activities in 2011 were $244.6 million in capital expenditures on oil and natural gas properties related to our capital expenditure program. The primary investing activities in 2010 were $208.4 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by the receipt of $107.4 million in net cash proceeds from the sales of our Texas producing properties in the second quarter of 2010 and the sale of our Cat Canyon field in the fourth quarter of 2010.

        Net cash used in financing activities was $61.5 million in 2012 compared to net cash provided by financing activities of $124.1 million in 2011 and net cash used in financing activities of $47.8 million in 2010. The primary financing activities in 2012 were (i) net proceeds of $308.7 million, net of the $6.3 original issue discount, from entering into our second lien term loan, (ii) net repayments of $43.0 million on our revolving credit facility, and (iii) the repurchase of common shares for $308.3 million in the going private transaction. The primary financing activities in 2011 were a common stock offering from which we received proceeds of $82.2 million and an offering of our 8.875% senior notes from which we received proceeds of $490.3 million. In conjunction with these transactions, we repaid (i) the outstanding principal of $455.3 million related to our second lien term loan then in place and (ii) the outstanding balance of $45.0 million on our revolving credit facility. Additionally, subsequent to the completion of those transactions in 2011, we incurred net borrowings on our revolving credit facility of $43.0 million. The primary financing activities in 2010 were $22.9 million in net payments made on our revolving credit facility and $39.2 million of principal repayments on the prior second lien term loan, both of which were primarily funded by proceeds from the sales of our producing properties in Texas and our Cat Canyon field.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2013 exploration, exploitation and development capital expenditures budget is currently $91 million. We are considering the possibility of a modest increase in this amount. We expect to fund these expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our drilling and other development activities, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. As described below, the terms of our debt agreements contain certain financial covenants, including financial covenants that limit certain capital expenditures in some circumstances. The amount and nature of our future capital expenditures will be affected by these covenants. We are pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, asset sales, joint ventures or other transactions. There can be no assurance that any such transaction can be completed in the time frame we expect or at all. In addition, our sole stockholder incurred $60 million of indebtedness in connection with the going private transaction, and is required to make periodic interest payments on such indebtedness. These payments may be made in the form of additional indebtedness or in cash. If our stockholder causes us to make cash dividends to allow it to make its interest payments in cash, our need for capital would be increased; however, our debt agreements limit our ability to pay cash dividends.

        Revolving Credit Facility.    In October 2012, we entered into a fifth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if our debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. Prior to the March 2013 amendment discussed below, the maximum ratio of debt to EBITDA (as defined in the agreement) was 5.00 to 1.00 through March 31, 2013 and stepped down to 4.00 to 1.00 by September 30, 2014. In March 2013, we entered into an amendment to the revolving credit agreement pursuant to which, among other things, the maximum ratio of debt to EBITDA was changed to 5.75 to 1.00 through September 30, 2013, stepping down over time to 4.00 to 1.00 by September 30, 2014. As amended, the agreement also requires that our ratio of secured debt (as defined) to EBITDA not exceed 2.00 to 1.00 if the ratio of total debt to EBITDA exceeds 3.75 to 1.00. In addition, the amendment increased the borrowing base under the facility from $175 million to $270 million. We borrowed an additional $107 million under the facility contemporaneously with entering into the amendment, and used those funds to repay all amounts outstanding under the second lien term loan facility. As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that step down over time, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to drilling results that are less favorable than anticipated, lower realized commodity prices, operational problems or other factors, or if our borrowing needs are greater than we expect. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders of $268.0 million and our borrowing base which, as discussed above, is currently established at $270.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of March 29, 2013, we had $218.0 million outstanding under the facility at an average interest rate of 4.0% and $46.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        Second Lien Term Loan.    In connection with the going private transaction, we entered into a $315.0 million senior secured second lien term loan agreement in October 2012. In the first quarter of 2013, we applied Sacramento Basin sales proceeds to prepay $214.7 million in principal outstanding under the second lien term loan and $6.4 million in prepayment penalties, and we then used $107.0 million of additional borrowings under the revolving credit facility to repay all remaining amounts outstanding under the loan and an additional $3.0 million in prepayment penalties. The agreement contained certain customary covenants, including covenants that restricted the Company's ability to incur additional indebtedness and financial covenants that required the Company to maintain specified ratios of debt to adjusted EBITDA, interest coverage and collateral coverage. The term loan facility was secured by a second priority lien on substantially all of our assets.

        Loans made under the second lien term loan facility were designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bore interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bore interest at LIBOR plus 7.00%. Per the second lien term loan agreement, LIBOR was to be not less than 1.50%.

        8.875% Senior Notes.    In February 2011, we issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, we repaid in full the outstanding principal balance of $455.3 million on the second lien term loan then in place. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. We may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, we may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

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

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of amounts due under our debt agreements, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness, maintain compliance with the covenants in our debt agreements and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget while also allowing us to maintain compliance with our debt agreements, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our debt agreements, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the agreements that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under the agreements in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves. The additional indebtedness we incurred in connection with the going-private transaction has increased the debt-related risks we face, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices and other economic conditions.

Commitments and Contingencies

        As of December 31, 2012, the aggregate amounts of contractually obligated payment commitments for the next five years were as follows (in thousands):

	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 years	Total(1)
Long-term debt(2)	$104,494	$—	$349,190	$500,000	$953,684
Interest on second lien term loan and senior notes	79,518	159,036	144,197	49,846	432,597
Office, property and equipment leases	2,737	3,689	3,614	8,339	18,379

Total	$186,749	$162,725	$497,001	$558,185	$1,404,660

(1)
Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations. Our total asset retirement obligations were $43.3 million at December 31, 2012.

(2)
Amounts related to interest expense on our revolving credit facility is not included in the table above because the interest rate is variable. See "Capital Resources and Requirements" for a discussion of the terms related to the revolving credit facility. During the years ended December 31, 2010, 2011 and 2012, we incurred interest expense on the revolving credit facility of $1.3 million, $0.5 million and $1.8 million, respectively. The portion of long-term debt of $104.5 million due less than one year from December 31, 2012 reflects the principal amounts we were required to repay on our second lien term loan facility from the Sacramento Basin asset sale proceeds that we received on December 31, 2012 and January 2, 2013, less the portion we repaid with additional borrowings on our revolving credit facility.

Off-Balance Sheet Arrangements

        At December 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Reserve Estimates

        Our estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, and timing for when reversionary interests achieve payout, all of which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on the likelihood of recovery and estimates of the future net cash flows expected from them may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value and the rate of depletion of the oil and natural gas properties. For example, oil and natural gas price changes affect the estimated economic lives of oil and natural gas properties and therefore cause reserve revisions. Our December 31, 2012 estimate of net proved oil and natural gas reserves totaled 52.2 MMBOE. Had oil and natural gas prices been 10% lower as of the date of the estimate, our total oil and natural gas reserves would have been approximately 2% lower. In addition, our proved reserves are concentrated in a relatively small number of wells. At December 31, 2012, 68% of our proved reserves were concentrated in our 20 largest wells. As a result, any changes in proved reserves attributable to such individual wells could have a significant effect on our total reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

        We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and capitalized asset retirement costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves on a quarterly basis. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. For example, a 10% reduction in our estimated reserves as of December 31, 2012 would have resulted in an increase of approximately $1.41 per BOE in our average 2012 depletion expense rate. Costs associated with production and general corporate activities are expensed in the period incurred. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed, at least annually, for impairment either individually or on an aggregated basis to determine whether we are still actively pursuing the project and whether the project has been proven, either to have economic quantities of reserves or that economic quantities of reserves do not exist.

        Under full cost accounting rules, capitalized costs of oil and natural gas properties, excluding costs associated with unproved properties, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. Application of the ceiling test generally requires pricing future revenue at the unescalated twelve month arithmetic average of the prices in effect on the first day of each month of the relevant period and requires a write down for accounting purposes if the ceiling is exceeded.

        Although we did not have ceiling test write downs during 2010, 2011 or 2012, we could be required to recognize impairments of oil and gas properties in future periods if, among other things, market prices of oil and natural gas decline.

Asset Retirement Obligations

        The accounting standards set forth by the Financial Accounting Standards Board ("FASB") with respect to accounting for asset retirement obligations provide that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under this method, the retirement obligation is recorded as a liability at its estimated present value at the asset's inception, with the offsetting charge to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value varied depending on the estimated timing of the relevant obligation, but typically ranged between 4% and 9%. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in reserve estimates and the economic life of oil and natural gas properties could affect the timing of such costs and accordingly the present value of such costs.

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

Share-Based Compensation

        We measure share-based compensation at the estimated grant date fair value of an award and recognize its compensation cost over the requisite service period (usually the vesting period). We estimate forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. We then adjust compensation expense based on the actual number of awards for which the requisite service period is rendered. We do not consider a market condition to be a vesting condition with respect to compensation expense. Therefore, we do not deem an award to be forfeited solely because a market condition is not satisfied.

        We measure liability awards based on the award's fair value, remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are considered compensation cost of the period in which the changes occur.

Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

        Our share based compensation liability includes a liability for restricted share unit awards (RSUs) and stock appreciation rights (SARs). The fair value of DPC common stock is a significant input for determining the share based compensation amounts and the liability amounts for cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. There are inputs for determining the fair market value of this instrument that are unobservable. We utilize various valuation methods for determining the fair market value of DPC shares including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. Our estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to our operations and reserve characteristics. While some inputs to our calculation of fair value of the DPC shares are from published sources, others, such as the discount rate and the expected future cash flows, are derived from our own calculations and estimates. There are numerous inputs and significant judgments that are utilized in determining the fair value of DPC common stock. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

        We estimate the grant date fair value of each SAR using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is our opinion that the valuations afforded by existing models are different from the value that the units would realize if traded in the market.

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

	December 31,
	2010(1)	2011(2)	2012(3)
Standardized measure of discounted future net cash flows	$902,901	$1,364,146	$1,157,452
Add: Present value of future income tax discounted at 10%	225,795	442,355	352,281

PV-10	$1,128,696	$1,806,501	$1,509,733

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $79.43 per Bbl for oil and natural gas liquids and $4.38 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $69.18 per Bbl for oil, $59.85 per Bbl for natural gas liquids and $4.37 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2010.

(2)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2012.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    As of December 31, 2012, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual ICE Brent (oil) or NYMEX Henry Hub (natural gas) price.

	Oil (BRENT)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
January 1 - December 31, 2013:
Collars	4,600	$90.00/$102.47
Swaps	1,350	$106.52	24,000	$3.47
January 1 - December 31, 2014:
Collars	4,100	$90.00/$98.59	18,600	$3.82
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95	15,000	$3.50/$4.66

        We have also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the NYMEX WTI crude price index and the Brent crude price index. Historically the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. More recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of our natural gas was sold. Our oil and natural gas basis swaps as of December 31, 2012 are presented below:

	Oil Basis Swaps (NYMEX WTI)			Natural Gas Basis Swaps (NYMEX Henry Hub)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)	Floating Index	Weighted Avg. MMBtu/Day	Weighted Avg. Basis Differential to NYMEX HH (per MMBtu)
Basis Swaps:
January 1 - December 31, 2013	Brent Crude	3,900	$5.88	PG&E Citygate	24,000	$0.24
January 1 - December 31, 2014	—	—	$—	PG&E Citygate	18,600	$0.24
January 1 - December 31, 2015	—	—	$—	PG&E Citygate	15,000	$0.24

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of December 31, 2012 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	ICE Brent	700	$90.00/$122.70	Jan 1, 13 - Dec 31, 13
Swap	Bank of Nova Scotia	ICE Brent	675	$106.50	Jan 1, 13 - Dec 31, 13
Swap	Citibank N.A.	ICE Brent	675	$106.53	Jan 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	2,470	$6.05	Jan 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	1,000	$5.80	Jan 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	430	$5.10	Jan 1, 13 - Dec 31, 13
Collar	Key Bank	ICE Brent	200	$90.00/$93.75	Jan 1, 14 - Dec 31, 14
Collar	Key Bank	ICE Brent	225	$90.00/$97.00	Jan 1, 13 - Dec 31, 14
Collar	Credit Suisse	ICE Brent	1,000	$90.00/$98.00	Jan 1, 13 - Dec 31, 15
Collar	Bank of America	ICE Brent	1,000	$90.00/$101.25	Jan 1, 13 - Dec 31, 15
Collar	Bank of Nova Scotia	ICE Brent	1,675	$90.00/$98.15	Jan 1, 13 - Dec 31, 15

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Swap	Key Bank	NYMEX	24,000	$3.47	Jan 1, 13 - Dec 31, 13
Basis Swap	Credit Suisse	NYMEX/PG&E	12,000	$2.10	Jan 1, 13 - Dec 31, 13
Basis Swap	Credit Suisse	NYMEX/PG&E	24,000	$0.24	Jan 1, 13 - Dec 31, 13
Swap	Credit Suisse	NYMEX	12,500	$3.82	Jan 1, 14 - Dec 31, 14
Swap	Bank of Nova Scotia	NYMEX	6,100	$3.81	Jan 1, 14 - Dec 31, 14
Basis Swap	Credit Suisse	NYMEX/PG&E	12,600	$0.24	Jan 1, 14 - Dec 31, 14
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1, 14 - Dec 31, 14
Collar	Bank of America	NYMEX	15,000	$3.50/$4.66	Jan 1, 15 - Dec 31, 15
Basis Swap	Credit Suisse	NYMEX/PG&E	9,000	$0.24	Jan 1, 15 - Dec 31, 15
Basis Swap	Key Bank	NYMEX/PG&E	6,000	$0.24	Jan 1, 15 - Dec 31, 15

        In January 2013, in connection with the Sacramento Basin asset sale, we settled all of our natural gas derivative contracts, paying $3.8 million. We also settled 25% of our NYMEX/Brent basis swaps paying $2.1 million. In addition, in February 2013, we entered into $90.00 Brent oil puts for 750 barrels per day for the period from March 1, 2013 to December 31, 2013 and 575 barrels per day for the period January 1, 2014 to December 31, 2014.

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

        We have elected not to apply hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of December 31, 2012, the fair value of our commodity derivatives was a net liability of $40.7 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $3.1 million on our variable rate borrowings of $309.0 million as of December 31, 2012.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of December 31, 2012.

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

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information relating to this item will be included in an amendment to this report and is incorporated by reference in this report. Certain information concerning our executive officers is set forth in "Business and Properties—Executive Officers of the Registrant."

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report and is incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report and is incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report and is incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report and is incorporated by reference in this report.

ITEM 15.    Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1.

Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of January 16, 2012, by and among Venoco, Inc., Denver Parent Corporation, Denver Merger Sub Corporation, and Timothy M. Marquez (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 17, 2012), as amended by that certain Agreement Regarding Extension of Financing Date, dated as of June 12, 2012, and certain Agreements Regarding Further Extension of Financing Date, dated as of July 19, August 31, and September 13, 2012, respectively (incorporated by reference to Exhibit 2.1 to the Current Reports on Form 8-K of Venoco, Inc. filed on June 13, July 20, September 4, and September 14, 2012, respectively).
3.1	Restated Certificate of Incorporation of Venoco, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
3.2	Amended and Restated Bylaws of Venoco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Venoco, Inc. filed on September 5, 2008).

Exhibit Number	Exhibit
4.1	Indenture, dated as of October 7, 2009, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, relating to the 11.50% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 7, 2009).
4.2
Indenture, dated as of February 15, 2011, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank Trust National Association, as Trustee, relating to the 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on February 16, 2011).
10.1
Fifth Amended and Restated Credit Agreement, dated as of October 3, 2012, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as Arranger, The Bank of Nova Scotia, as syndication agent, KeyBank National Association, as documentation agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 5, 2012).
10.1.1
Amendment and Waiver to Credit Agreement, dated as of November 20, 2012, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as arranger, The Bank of Nova Scotia, as syndication agent, KeyBank National Association, as documentation agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Venoco, Inc. filed on March 29, 2013).
10.1.2
Second Amendment and Joinder to Credit Agreement, dated as of March 28, 2012, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as arranger, The Bank of Nova Scotia, as syndication agent, KeyBank National Association, as documentation agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on March 29, 2013).
10.2
Second Lien Term Loan Agreement, dated as of October 3, 2012, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as arranger, the lenders party thereto and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on October 5, 2013).
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
10.4	Purchase and Sale Agreement, by and between Venoco, Inc. and Vintage Production California LLC, dated as of December 21, 2012.
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
10.8	Venoco, Inc. Revised 2007 Long-Term Incentive Program. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 5, 2011).
10.9	Venoco, Inc. 2007 Senior Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 12, 2008).
10.10	Venoco, Inc. 2012 Stock-Based Cash Incentive Plan.
10.10.1	Form of Stock Appreciation Rights Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan.

Exhibit Number	Exhibit
10.10.2	Form of Restricted Unit Award Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan.
10.11
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
10.15
Employment Agreement, dated January 16, 2012, by and between Ed O'Donnell and Venoco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 18, 2012).
10.16
Employment Agreement, dated January 15, 2012, by and between Mark DePuy and Venoco, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 31, 2005).
10.18	Venoco, Inc. 2012 Employee Stock Ownership Plan.
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
21.1	Subsidiaries of the Registrant.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of DeGolyer & MacNaughton Regarding the Registrant's Reserves as of December 31, 2012 and Addendum thereto.

Exhibit Number	Exhibit
99.2	Non-Exclusive Aircraft Sublease Agreement, dated as of July 1, 2011, by and between Venoco, Inc. and TimBer, LLC. (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).
101
The following financial information from the annual report on Form 10-K of Venoco, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
Name:	Edward J. O'Donnell
Title:	Chief Executive Officer
Date:	April 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. O'DONNELL Edward J. O'Donnell	Chief Executive Officer (Principal Executive Officer)	April 15, 2013
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	April 15, 2013
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	April 15, 2013
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Director	April 15, 2013
/s/ JOEL L. REED Joel L. Reed	Director	April 15, 2013
/s/ RICHARD S. WALKER Richard S. Walker	Director	April 15, 2013

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc. and subsidiaries
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venoco, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 15, 2013

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares amounts)

	December 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,165	$53,818
Accounts receivable	30,017	108,356
Inventories	7,411	5,101
Other current assets	4,296	4,448
Commodity derivatives	47,768	153

Total current assets	97,657	171,876

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,971,499	1,927,259
Unproved	52,021	16,165
Accumulated depletion	(1,229,264)	(1,311,898)

Net oil and gas properties	794,256	631,526
Other property and equipment, net of accumulated depreciation and amortization of $16,176 and $15,176 at December 31, 2011 and December 2012, respectively	16,209	17,076

Net property, plant and equipment	810,465	648,602

OTHER ASSETS:
Commodity derivatives	3,242	—
Deferred loan costs	15,320	21,569
Other	3,060	4,034

Total other assets	21,622	25,603

TOTAL ASSETS	$929,744	$846,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$104,494
Accounts payable and accrued liabilities	53,098	57,315
Interest payable	21,854	27,862
Commodity and interest derivatives	2,490	20,607
Share based compensation	—	10,424

Total current liabilities	77,442	220,702

LONG-TERM DEBT	686,958	849,190
COMMODITY AND INTEREST DERIVATIVES	308	20,287
ASSET RETIREMENT OBLIGATIONS	92,008	41,119
SHARE BASED COMPENSATION	—	10,441

Total liabilities	856,716	1,141,739

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 61,596,405 and 29,936,378 shares issued and outstanding at December 31, 2011 and 2012, respectively)	616	299
Additional paid-in capital	443,470	124,358
Retained earnings (accumulated deficit)	(371,058)	(420,315)

Total stockholders' equity	73,028	(295,658)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$929,744	$846,081

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2011	2012
REVENUES:
Oil and natural gas sales	$290,608	$323,423	$350,426
Other	4,684	5,355	6,090

Total revenues	295,292	328,778	356,516

EXPENSES:
Lease operating expense	84,255	94,100	91,888
Production and property taxes	6,701	6,376	9,688
Transportation expense	9,102	9,348	5,169
Depletion, depreciation and amortization	78,504	85,817	86,780
Accretion of asset retirement obligations	6,241	6,423	5,768
General and administrative, net of amounts capitalized	37,554	39,186	55,186

Total expenses	222,357	241,250	254,479

Income (loss) from operations	72,935	87,528	102,037
FINANCING COSTS AND OTHER:
Interest expense, net	40,584	61,113	71,399
Amortization of deferred loan costs	2,362	2,310	2,756
Interest rate derivative losses (gains), net	31,818	1,083	—
Loss on extinguishment of debt	—	1,357	1,520
Commodity derivative losses (gains), net	(68,049)	(40,649)	72,949

Total financing costs and other	6,715	25,214	148,624

Income (loss) before income taxes	66,220	62,314	(46,587)
INCOME TAXES:
Current	(9,700)	—	—
Deferred	8,400	—	—

Income tax provision (benefit)	(1,300)	—	—

Net income (loss)	$67,520	$62,314	$(46,587)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2009	52,513	$525	$325,871	$(500,892)	$(174,496)
Issuance of stock for cash upon exercise of options	2,103	21	14,262	—	14,283
Issuance of restricted shares, net of cancellations	1,598	16	(16)	—	—
Share based compensation	—	—	8,080	—	8,080
Issuance of common stock pursuant to Employee Stock Purchase Plan	28	—	376	—	376
Net income (loss)	—	—	—	67,520	67,520

BALANCE AT DECEMBER 31, 2010	56,242	562	348,573	(433,372)	(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—
Share based compensation	—	—	10,800	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	62,314	62,314

BALANCE AT DECEMBER 31, 2011	61,596	616	443,470	(371,058)	73,028
Issuance of restricted shares, net of cancellations	(155)	(2)	2	—	—
Share based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Shares purchased in connection with going private transaction	(31,518)	(315)	(310,592)	—	(310,907)
Going private transaction share repurchase costs	—	—	(1,366)	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)	—	(1,972)
Share based modification adjustment in connection with going private transaction	—	—	(11,837)	—	(11,837)
Dividend paid to Denver Parent Corporation	—	—	—	(2,670)	(2,670)
Net income (loss)	—	—	—	(46,587)	(46,587)

BALANCE AT DECEMBER 31, 2012	29,936	$299	$124,358	$(420,315)	$(295,658)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,520	$62,314	$(46,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	78,504	85,817	86,780
Accretion of asset retirement obligations	6,241	6,423	5,768
Deferred income tax provision (benefit)	8,400	—	—
Share based compensation	5,653	6,747	4,245
Amortization of deferred loan costs	2,362	2,310	2,756
Loss on extinguishment of debt	—	1,357	1,520
Amortization of bond discounts and other	734	677	1,026
Unrealized interest rate swap derivative (gains) losses	13,724	(40,064)	—
Unrealized commodity derivative (gains) losses and amortization of premiums and other comprehensive loss	(14,548)	(9,993)	99,938
Changes in operating assets and liabilities:
Accounts receivable	4,251	(415)	(5,522)
Inventories	(419)	(1,182)	2,310
Other current assets	(463)	112	(210)
Income tax receivable	2,185	931	—
Other assets	128	(517)	(974)
Accounts payable and accrued liabilities	(12,013)	18,178	14,714
Share based compensation liabilities	—	—	9,028
Net premiums paid on derivative contracts	(1,586)	(7,199)	(10,985)

Net cash provided by operating activities	160,673	125,496	163,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(208,383)	(244,557)	(223,836)
Acquisitions of oil and natural gas properties	(4,112)	(253)	(179)
Expenditures for drilling equipment	—	—	(2,604)
Expenditures for other property and equipment	(3,238)	(1,671)	(1,614)
Proceeds from sale of oil and natural gas properties	107,437	—	171,603

Net cash (used in) investing activities	(108,296)	(246,481)	(56,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	135,000	588,000	609,700
Principal payments on long-term debt	(197,035)	(535,311)	(344,000)
Payments for deferred loan costs	(396)	(12,669)	(10,442)
Proceeds from issuance of common stock	—	82,800	—
Stock issuance costs	—	(629)	—
Proceeds from stock incentive plans and other	14,659	1,935	133
Shares purchased in connection with going private transaction	—	—	(310,907)
Going private share repurchase costs	—	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)
Dividend paid to Denver Parent Corporation	—	—	(2,670)

Net cash provided by (used in) financing activities	(47,772)	124,126	(61,524)

Net (decrease) increase in cash and cash equivalents	4,605	3,141	45,653
Cash and cash equivalents, beginning of period	419	5,024	8,165

Cash and cash equivalents, end of period	$5,024	$8,165	$53,818

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$39,402	$44,130	$64,366
Cash paid (received) for income taxes	$(11,753)	$(931)	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$5,138	$5,840	$(6,214)
Write off of deferred loan costs related to refinancing of notes	$—	$1,312	$1,495

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations    Venoco, Inc. ("our," "us," "Venoco" or the "Company"), a Delaware corporation, is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

        Recent Events    On August 26, 2011, the Company's board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. At the time of the proposal, Mr. Marquez was the beneficial owner of approximately 50.3% of Venoco's common stock. The Company's board of directors formed a special committee comprised of all independent directors to evaluate and consider this proposal as well as third party alternatives. On January 16, 2012, the Company announced that it had entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he would acquire all shares of which he was not the beneficial owner for $12.50 per share in cash. On June 5, 2012, the shareholders (including a majority of the unaffiliated shareholders) approved the merger and on October 3, 2012 the transaction contemplated by the merger agreement closed. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by Denver Parent Corporation ("DPC"), an entity owned and controlled by Mr. Marquez and his affiliates.

        In connection with the closing of the transaction, Venoco entered into a fifth amended and restated credit agreement related to its revolving credit facility and entered into a $315 million second lien term loan. Details regarding each of the agreements are provided in the long-term debt footnote.

        Liquidity    The Company was in compliance with all debt covenants at December 31, 2012. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants that step down over time has increased debt-related risks. These include risks that the Company may default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. The Company recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. The Company believes that it will be in compliance with its amended debt covenants in the next four quarters. However, the Company currently projects that the margin by which it will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow as of September 30, 2013 and December 31, 2013. Due to various operational risks and commodity pricing risks, there can be no assurances that the Company will remain in compliance with this covenant or other covenants in its debt agreements.

        In addition, DPC incurred $60 million of indebtedness in connection with the completion of the going private transaction. That indebtedness is secured by a pledge of all of the common stock of Venoco. If a default occurred and the lenders foreclosed on that stock, a change of control of Venoco would likely occur. Such a change of control could constitute an event of default under our revolving credit facility, and could obligate us to make an offer to purchase the Company's senior notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In that circumstance, the Company may not be able to obtain sufficient funds to satisfy its obligations under

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the revolving credit agreement and the notes indentures in a timely manner or at all. DPC recently amended its debt agreement to include more favorable financial covenant requirements in future periods which are generally similar to, but less restrictive than, those contained in the Company's revolving credit facility.

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

        The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under-deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over- and under- deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at December 31, 2011 and 2012.

        Other revenues primarily include pipeline revenues, barge sub-charter revenues and other miscellaneous revenues.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents    Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

        Accounts Receivable    The components of accounts receivable include the following (in thousands):

	December 31,
	2011	2012
Oil and natural gas sales related	$26,498	$32,763
Joint interest billings related	1,600	1,140
Sacramento Basin asset sale proceeds	—	72,817
Other	2,719	1,736
Allowance for doubtful accounts	(800)	(100)

Total accounts receivable, net	$30,017	$108,356

        The Company's accounts receivable result primarily from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are dispersed among various customers and purchasers and most of the Company's significant purchasers are large companies with solid credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support the extension of credit. For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues. As of December 31, 2012, 94% of the oil and natural gas sales related accounts receivable balance was receivable from the Company's three major customers.

        The following table provides the percentage of revenue derived from oil and natural gas sales to customers who comprise 10% or more of the Company's annual revenue (the customers in each year are not necessarily the same from year to year):

	Years Ended December 31,
	2010	2011	2012
Customer A	57%	66%	55%
Customer B	26%	18%	25%
Customer C	—	—	13%

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2010, 2011 and 2012 was $74.1 million, $81.6 million and $82.6 million, respectively.

        Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company will continue to evaluate these properties and costs which will be transferred into the amortization base as the undeveloped areas are tested. The Company transferred $13.7 million and $10.4 million of unproved costs into the amortization base in 2010 and 2011, respectively, due to impairment, development of acreage or placement of assets into service. The Company transferred $44.6 million of unproved costs out of the amortization base in 2012 due to the sale of Sacramento Basin and San Joaquin properties. No interest costs were capitalized in 2010, 2011 or 2012 because the Company did not have any unusually significant investments in unproved properties that qualify for interest capitalization.

        In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The Company did not record an impairment of oil and natural gas properties in 2010, 2011 or 2012; however, the Company could be required to recognize impairments of oil and natural gas properties in future periods if, among other things, market prices of oil and natural gas decline.

        General and Administrative Expenses    Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with acquisition, exploration and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $22.7 million, $27.0 million and $27.5 million directly related to its acquisition, exploration and development activities during 2010, 2011 and 2012, respectively.

        Other Property and Equipment    Other property and equipment, which includes buildings, drilling equipment, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2010, 2011 and 2012 was $4.4 million, $4.2 million and $4.2 million, respectively.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Share-Based Compensation    Share-based compensation is measured at the estimated grant date fair value of the awards and is recognized over the requisite service period (usually the vesting period). The Company estimates forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered. A market condition is not considered to be a vesting condition with respect to compensation expense. Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

        The Company measures its liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are compensation cost of the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Consolidated Statements of Comprehensive Income (Loss)    No statement is presented because the Company had no comprehensive income or loss activity during the years ended December 31, 2010, 2011, or 2012.

        Recently Issued Accounting Standards    In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued to facilitate comparison between U.S. GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance will not have an impact on the Company's financial position or results of operations, but will require enhanced disclosures regarding its derivative instruments.

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, $72.8 million was received two days after closing, $17.9 million was received in February and March 2013, and the remaining $9.9 million is expected to be released by June 30, 2013. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on its second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

2. SALES OF PROPERTIES (Continued)

        Sale of Santa Clara Avenue.    In May 2012, the Company sold its interests in the Santa Clara Avenue field in Southern California for $23.4 million (after closing adjustments). The Company applied $20 million of the proceeds to pay down the existing balance on its revolving credit facility. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

        Sales of Texas Assets.    In April 2010, the Company signed certain Purchase and Sale Agreements ("PSAs") to divest its producing properties in Texas ("Texas Sales") for $98.1 million (after closing adjustments and related expenses). The PSAs covered the Company's interests in the Manvel field, the Company's overriding royalty interest in the Hastings Complex and its other oil and natural gas producing properties in the Texas Gulf Coast. The sales closed in a series of transactions in the second quarter of 2010 and involved multiple purchasers, including Denbury Resources, Inc. ("Denbury"), which purchased the overriding royalty interest in the Hastings Complex. The Company used the proceeds from the sales to repay $66.9 million of the principal balance on the revolving credit facility and $30.7 million of the principal balance on the second lien term loan then in place. The Company did not recognize a gain or loss for financial reporting purposes on the sale in accordance with the full cost method of accounting, but recorded the proceeds from the Texas Sales as a reduction to the capitalized cost of its oil and natural gas properties. As a result of the Texas Sales, the Company no longer has any interests in oil and natural gas properties in Texas other than its 22.45% reversionary working interest in the Hastings Complex.

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2011	December 31, 2012
Revolving credit agreement due March 2016	$43,000	$—
Second lien term loan due June 2017 (face value $315,000)	—	308,960
11.50% senior notes due October 2017 (face value $150,000)	143,958	144,724
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	686,958	953,684
Less: current portion of long-term debt	—	(104,494)

Long-term debt, net of current portion	$686,958	$849,190

        Revolving Credit Facility.    In October 2012, the Company entered into a fifth amended and restated credit agreement which maintained the maximum size of its revolving credit facility at $500 million and the maturity date of the facility at March 31, 2016. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders. The availability under the facility is limited to the commitments of the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

3. LONG-TERM DEBT (Continued)

participating lenders, which currently total $268.0 million. The facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that the Company's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures the Company can incur related to the onshore Monterey project when the debt to EBITDA ratio exceeds 3.75 to 1.00.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets.

        In March 2013, the Company entered into an amendment to the revolving credit agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base under the facility increased from $175 million to $270 million. The Company borrowed an additional $107 million under the facility contemporaneously with entering into the amendment, and used those funds to repay all amounts outstanding under the second lien term loan facility as discussed below.

        As of March 29, 2013, the Company had $218.0 million outstanding on the facility and had available borrowing capacity of $46.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        Second Lien Term Loan Facility.    In connection with the going private transaction, the Company entered into a $315.0 million senior secured second lien term loan facility in October 2012 (the "second lien term loan facility"), which was issued at 98% of the principal amount of the facility. The Company repaid $214.7 million of the outstanding principal amount under the facility, and $6.4 million in prepayment penalties, in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. In March 2013, it used $107 million of additional borrowings under the revolving credit facility to repay all remaining amounts outstanding under the facility and $3.0 million in prepayment penalties. Loans made under the second lien term loan facility were designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bore interest at a

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

3. LONG-TERM DEBT (Continued)

floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bore interest at LIBOR plus 7.00%. Per the second lien term loan agreement, LIBOR was to be not less than 1.50%.

        The agreement governing the second lien term loan facility contained customary representations, warranties, events of default, covenants and indemnities. The facility was secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and was unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc.

        As noted above, the Company repaid a portion of amounts outstanding under the second lien term loan facility in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. The current portion of long-term debt of $104.5 million at December 31, 2012 reflects the principal amounts that the Company was required to repay on the facility from the sale proceeds that the Company received on December 31, 2012 and January 2, 2013, less the portion that the Company repaid with additional borrowings on the revolving credit facility.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

3. LONG-TERM DEBT (Continued)

        Scheduled annual maturities of long-term debt outstanding as of December 31, 2012 were as follows (in thousands):

Year Ending December 31 (in thousands):
2013	$104,494
2014	—
2015	—
2016	—
2017	349,190
Thereafter	500,000

$953,684

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At December 31, 2012, the balance of unamortized net derivative premiums

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

paid was $11.1 million, of which $3.7 million will be amortized in each of the years from 2013 through 2015.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Realized commodity derivative losses (gains)	$(53,501)	$(30,656)	$(26,989)
Amortization of commodity derivative premiums	24,808	10,058	12,424
Unrealized commodity derivative losses (gains) for changes in fair value	(39,356)	(20,051)	87,514

Commodity derivative losses (gains), net	$(68,049)	$(40,649)	$72,949

        The Company unwound certain of its then existing oil and natural gas derivative contracts during 2011 and 2012, and realized gains of $14.0 million and $52.2 million, respectively.

        As of December 31, 2012, the Company had entered into certain swap, collar and option agreements related to its oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index Inter-Continental Exchange Brent ("Brent") (oil) or NYMEX Henry Hub (natural gas)).

	Oil (Brent)		Natural Gas (NYMEX Henry Hub)
	Barrels/day	Weighted Avg. Prices per Bbl	MMBtu/day	Weighted Avg. Prices per MMBtu
January 1 – December 31, 2013:
Swaps	1,350	$106.52	24,000	$3.47
Collars	4,600	$90.00/$102.47	—	$—
January 1 – December 31, 2014:
Swaps	—	$—	18,600	$3.82
Collars	4,100	$90.00/$98.59	—	$—
January 1 – December 31, 2015:
Collars	3,675	$90.00/$98.95	15,000	$3.50/$4.66

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company settled all natural gas derivative contracts, paying $1.9 million. In February 2013, the Company entered into $90.00 Brent oil puts for 750 barrels per day for the period from March 1, 2013 to December 31, 2013 and 575 barrels per day for the period January 1, 2014 to December 31, 2014.

        The Company has also entered into certain oil and natural gas basis swaps. The oil basis swaps fix the differential between the WTI crude price index and Brent. Historically the two price indexes had

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked more closely with Brent prices than to WTI. The natural gas basis swaps fix the differential between the Henry Hub price and the PG&E Citygate price, the index on which the majority of the Company's natural gas was sold. The Company's oil and natural gas basis swaps as of December 31, 2012 are presented below:

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

        In January 2013, the Company settled 25%, or 975 barrels per day, of the oil basis swaps, paying $2.1 million, as well as all natural gas basis swaps paying $1.9 million.

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

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan then in place from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to amounts outstanding from time to time under the Company's revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of interest rate derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Realized interest rate derivative losses (gains)	$18,094	$41,147	$—
Unrealized interest rate derivative losses (gains)	13,724	(40,064)	—

Interest rate derivative losses (gains), net	$31,818	$1,083	$—

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2011 and 2012 are summarized below. The net fair value of the Company's derivatives changed by $88.9 million from a net asset of $48.2 million at December 31, 2011 to a net liability of $40.7 million at December 31, 2012, primarily due to (i) changes in the futures prices for oil and natural gas, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2012. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31,
	2011	2012
Current Assets—Commodity derivatives:
Oil derivative contracts	$6,190	$153
Gas derivative contracts	41,578	—

	47,768	153

Other Assets—Commodity derivatives:
Oil derivative contracts	3,230	—
Gas derivative contracts	12	—

	3,242	—

Current Liabilities—Commodity and interest derivatives:
Oil derivative contracts	(2,490)	(19,817)
Gas derivative contracts	—	(790)

	(2,490)	(20,607)

Commodity and interest derivatives:
Oil derivative contracts	(308)	(17,482)
Gas derivative contracts	—	(2,805)

	(308)	(20,287)

Net derivative asset (liability)	$48,212	$(40,741)

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

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

5. ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the activities for the Company's asset retirement obligations for the years ended December 31, 2011 and 2012 (in thousands):

	2011	2012
Asset retirement obligations at beginning of period	$94,221	$92,508
Revisions of estimated liabilities	(13,353)	(1,562)
Liabilities incurred or acquired	5,556	1,060
Liabilities settled or disposed	(339)	(54,455)
Accretion expense	6,423	5,768

Asset retirement obligations at end of period	92,508	43,319
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(2,200)

Long-term asset retirement obligations	$92,008	$41,119

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $54.5 million for 2012 primarily relate to the Sacramento Basin asset sale. The revisions of $13.4 million for 2011 primarily relate to updated estimated useful lives of certain of the Company's offshore platforms and support facilities. In particular, reserve lives for the South Ellwood field were extended in connection with the approval of the common carrier pipeline that transports oil from the field to refiners and replaced the use of a barge.

        The Company retained asset retirement obligations of $7 million at December 31, 2012 for certain properties included in the Sacramento Basin asset sale for which title transfer is pending the receipt of necessary consents.

6. CAPITAL STOCK

        On October 3, 2012, Timothy Marquez, Venoco's former CEO and currently its executive chairman, completed a transaction whereby he, through an affiliate, acquired all of the outstanding stock of the Company he did not beneficially own for $12.50 per share. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by DPC, an entity owned and controlled by Mr. Marquez and his affiliates. In connection with the going private transaction, all of the 29,936,378 shares of Venoco stock outstanding following the merger is pledged as security for debt of DPC, which was incurred in connection with the going private transaction. At closing, all then-outstanding shares of common stock, other than shares owned and controlled by Mr. Marquez and his affiliates, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

7. SHARE-BASED PAYMENTS

        In connection with the going private transaction, all of the Company's equity based awards, which consisted of restricted share awards and stock options awards, were converted into cash settlement awards as follows:

  •
  All unvested restricted share awards were converted into rights-to-receive awards (RTR) at $12.50 per share, subject to original service conditions. The original restricted share grants generally vested over a four year period, with 25% vesting on each subsequent anniversary of the grant date. This conversion is considered a modification of the original grant date terms and compensation expense is being recognized over the requisite service period for the greater of the original grant date fair value or $12.50 per share.

  •
  All previously granted stock option awards, which had a maximum life of ten years, were fully vested at December 31, 2011. Holders of in-the-money options were paid the difference between $12.50 per share and the original exercise price and replacement stock appreciation rights (SARs) were granted to these holders with an exercise price of $12.50 per share. Holders of options with an original exercise price greater than $12.50 were cancelled and replacement SARs were granted at the original exercise price. These SAR awards are 100% vested on the grant date and retain the original option award termination date.

        After the going private transaction, the Company granted the following cash settlement or liability awards to officers, directors and certain employees of the Company:

  •
  Restricted share unit awards (RSUs) that generally vest over a four year service period beginning April 1, 2013. Holders of the RSUs are paid the fair value of DPC common stock at each vesting date. The estimated fair value of the award is recognized as expense over the requisite service period and fair values are remeasured for unvested awards at each reporting date until the date of settlement.

  •
  SAR awards with an exercise price of $12.50 per share for each unvested RTR award, subject to the original service conditions of the RTR. Compensation expense is recognized based on the grant date fair values over the remaining requisite service period of the RTR and these awards have a ten year life from the date of grant.

  •
  SAR awards for each Venoco common share held at the date of the going private transaction (except for the Company's Executive Chairman) with an exercise price of $12.50 per unit. All such SAR awards are 100% vested on the grant date and have a ten year life from the date of grant.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's stock option activity for the years ended December 31, 2010, 2011 and 2012:

	Years Ended December 31,
	2010		2011		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, start of period	3,301,903	$8.92	1,093,758	$13.07	846,055	$13.53
Granted	—	—	—	—	—	—
Exercised	(2,103,195)	$6.79	(185,753)	$9.69	—	—
Cancelled	(104,950)	$8.50	(61,950)	$19.26	(846,055)	$13.53

Outstanding, end of period	1,093,758	$13.07	846,055	$13.53	—	—

Exercisable, end of period	1,045,258	$12.90	846,055	$13.53	—	—

        The following summarizes the Company's unvested restricted stock award activity for the years ended December 31, 2010, 2011 and 2012.

	Years Ended December 31,
	2010		2011		2012
Non-vested restricted stock	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested, start of period	1,594,156	$7.20	2,603,250	$9.70	2,815,244	$11.35
Granted	1,860,435	$11.81	793,831	$17.01	1,500	$8.22
Vested	(589,134)	$9.10	(330,480)	$10.85	(329,499)	$11.62
Forfeited	(262,207)	$10.75	(251,357)	$12.83	(365,408)	$11.02
Converted to Rights to Receive	—	—	—	—	(2,121,837)	$11.33

Non-vested, end of period	2,603,250	$9.70	2,815,244	$11.35	—	$—

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's cash settlement awards granted during the year ended December 31, 2012:

	Rights to Receive	Weighted Average Grant-Date Fair Value	Restricted Share Units	Weighted Average Grant-Date Fair Value	Stock Appreciation Rights	Weighted Average Grant-Date Fair Value
Outstanding, start of period	—	$—	—	$—	—	$—
Granted	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21
Vested or exercised	—	$—	—	$—	—	$—
Cancelled	—	$—	—	$—	—	$—

Outstanding, end of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21

Exercisable, end of period					1,189,083
Aggregate intrinsic value of SARs exercisable					$—

        Additional information related to SARs outstanding at December 31, 2012 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$12.50	1,858,130	2.5	$12.50	613,055	6.2	$12.50
$12.74-$14.97	567,315	4.4	$13.28	284,029	7.9	$13.64
$15.00-$20.04	885,475	3.0	$17.44	291,999	5.0	$17.27

	3,310,920	3.0	$13.95	1,189,083	6.3	$13.94

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. The Company's units have characteristics significantly different from those of traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the units would realize if traded in the market.

        The following assumptions were used during 2012 to compute the grant date fair value of SARs:

December 31, 2012
Expected lives	1.0-6.5 years
Risk free interest rates	0.16%-1.07%
Estimated volatilities	45%-60%
Dividend yield	0.0%

        The Company calculated the expected life of units granted using the "simplified method" set forth in Staff Accounting Bulletin 107 (average of vesting period and term of the option). For deep out-of-

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

7. SHARE-BASED PAYMENTS (Continued)

the-money SARs where the derived service period is materially longer than the explicit service period, the requisite service period is based on the derived service period. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of other public companies with characteristics similar to the Company for the past seven years.

        The Company measures its liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the fair value of a liability that occur after the end of the requisite service period are compensation cost of the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement.

        The composition of the share based compensation liability at December 31, 2012 is as follows (in thousands):

	December 31, 2012
	Current Liability	Long Term Liability	Total Liability
Rights to Receive	$9,719	$8,055	$17,774
Restricted share units	705	—	705
SARS	—	2,386	2,386

Total share based compensation liability	$10,424	$10,441	$20,865

        At the Company's request, certain officers and directors have agreed to delay receipt of payment until January 2014 for a portion of their RTR and RSU awards that were due to be paid in early 2013. In addition, the intrinsic value of certain SAR awards is significantly less than their exercise prices. Therefore, liabilities for these awards are classified as long term in the accompanying financial statements.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
General and administrative expense	$6,930	$9,720	$14,199
Oil and natural gas production expense	1,150	1,080	1,350

Total share-based compensation costs	8,080	10,800	15,549

Less: share-based compensation costs capitalized	(2,427)	(4,053)	(4,152)

Share-based compensation expensed	$5,653	$6,747	$11,397

        As a result of the conversion from equity based to cash settlement awards, the Company recognized $9.3 million of compensation cost in 2012 from modifications. In connection with the conversion from equity based to cash settlement awards in 2012, the Company transferred $11.8 million

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

7. SHARE-BASED PAYMENTS (Continued)

from additional paid-in capital to the share based compensation liability for share-based compensation costs previously recognized for equity awards. As of December 31, 2012, there was $17.8 million of total unrecognized compensation cost, which is expected to be amortized over a period of four years.

        The Company adopted an Employee Stock Ownership Plan ("ESOP") effective December 31, 2012 for eligible employees who are actively employed on the last day of the plan year. For each plan year, beginning in 2013, the Company will make a discretionary contribution of restricted share units in DPC common stock to the ESOP based on a portion of the participant's eligible compensation, subject to certain Internal Revenue Code limitations. The number of ESOP restricted share units in DPC common stock granted to each participant is based on the total amount of the discretionary contribution to the participant each year, divided by the fair market value of DPC common stock on the valuation date as determined by an independent appraiser. ESOP restricted share units generally vest over a four year period beginning with the participant's hire date or the date of the adoption of the ESOP, whichever is later. The value of participants' accounts will be determined based on an appraisal, performed at least annually, of the fair market value of DPC common stock. Participants may begin making withdrawals from their accounts upon separation from the Company or upon reaching normal retirement age as determined by the Internal Revenue Code.

8. FAIR VALUE MEASUREMENTS

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

8. FAIR VALUE MEASUREMENTS (Continued)

particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2012 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of December 31, 2012
Assets (Liabilities):
Commodity derivative contracts	$—	$153	$—	$153
Commodity derivative contracts	—	(40,894)	—	(40,894)
Share based compensation	—	—	(5,092)	(5,092)

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

        Share based compensation.    The Company's current share based compensation liability includes a liability for restricted share unit awards (RSUs) and stock appreciation rights (SARs). The fair value of DPC common stock is a significant input for determining the share based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company's estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company's operations and reserve characteristics. While some inputs to the Company's calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company's own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

8. FAIR VALUE MEASUREMENTS (Continued)

traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the units would realize if traded in the market.

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the year ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2011	2012
Fair value liability, beginning of period	$—	$—
Transfers (in) out of Level 3(1)	—	(3,091)

Fair value liability, end of period	$—	$(3,091)

(1)
The 2012 transfer in of Level 3 liability is due to RSU and SAR grants made by the Company in the fourth quarter of 2012 to officers, directors and certain employees of the Company.

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

	December 31, 2011		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement	$43,000	$43,000	$—	$—
Second lien term loan	—	—	308,960	322,088
11.50% senior notes	143,958	154,500	144,724	155,625
8.875% senior notes	500,000	455,000	500,000	468,625

9. INCOME TAXES

        The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

9. INCOME TAXES (Continued)

        The Company's income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
	2010	2011	2012
Current:
Federal	$(9,400)	$—	$—
State	(300)	—	—

	(9,700)	—	—

Deferred:
Federal	8,400	—	—
State	—	—	—

	8,400	—	—

Total income tax provision (benefit)	$(1,300)	$—	$—

        A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 35% to the Company's income tax provision (benefit) is as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Income tax expense (benefit) at federal statutory rate	$23,177	$21,810	$(16,305)
State income taxes	2,328	2,392	(1,787)
Going private transaction costs	—	—	2,195
Other	(286)	(1,200)	739
Valuation allowance	(26,519)	(23,002)	15,158

	$(1,300)	$—	$—

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

9. INCOME TAXES (Continued)

        The components of deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,
	2011	2012
Deferred income tax assets:
Net operating losses	$101,939	$140,131
Unrealized commodity derivative losses	—	20,033
Accrued liabilities	1,597	1,371
Share-based compensation	970	5,221
Charitable contributions	2,547	2,369
Other current assets	511	309
Investments	150	—
Asset retirement obligations	35,930	16,823
Alternative minimum tax credits	10,585	10,585
Valuation allowance	(114,379)	(129,537)

	39,850	67,305
Deferred income tax liabilities:
Unrealized commodity derivative gains	(13,955)	—
Oil and gas properties	(24,529)	(65,769)
Prepaid expenses	(1,366)	(1,337)
Investments	—	(199)

	(39,850)	(67,305)

Net deferred income tax assets (liabilities)	$—	$—

        The Company has net operating loss carryovers as of December 31, 2012 of $394.5 million for federal income tax purposes and $363.1 million for financial reporting purposes. The difference of $31.4 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2032.

        The Company incurred losses before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2008 through 2012. These losses and expected future taxable losses were a key consideration that led the Company to provide a valuation allowance against its net deferred tax assets of $130.3 million as of December 31, 2012, since it cannot conclude that it is more likely than not that $130.3 million of the net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to,

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

9. INCOME TAXES (Continued)

cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        As long as the Company concludes that it will continue to have a need for a full valuation allowance against its net deferred tax assets, the Company likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes.

        The Company's federal income tax returns for the 2003 through 2008 tax years have been examined by the U.S. Internal Revenue Service ("IRS") with minimal disallowed deductions resulting from the examinations. As part of that process with the IRS, the Company carried back net operating losses ("NOL") to tax years 2003 through 2005, which resulted in federal tax refunds of $8.6 million. The 2009 through 2012 tax years remain open to examination by the IRS.

        During 2010, the California Franchise Tax Board ("FTB") completed an examination of the Company's 2003 and 2004 California income tax returns. No adjustments resulted from this examination other than adjustments related to the finalization of the federal examinations discussed above, which the Company had previously provided for in its liability for uncertain state tax positions. The 2007 through 2012 tax years remain open to examination by the various state jurisdictions.

        Due to the finalization of the 2003 through 2008 IRS examinations, the NOL carryback claims filed with the IRS and the finalization of the 2003 and 2004 FTB examinations, the Company believes that it has no liability for uncertain tax positions.

10. RELATED PARTY TRANSACTIONS

        In 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria Avenue, LLC ("6267 Carpinteria") to its then sole stockholder, a trust controlled by Timothy Marquez, the Company's then-chairman and chief executive officer. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. The Company makes lease payments to 6267 Carpinteria under a lease for the office building entered into prior to the dividend. The lease provides for minimum lease payments of approximately $1.2 million per year. In March 2013, the building was sold to an independent third party, and the lease terms were modified at closing under similar terms through 2023.

        The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred approximately $1.2 million and $0.7 million of costs related to the agreement in 2011 and 2012, respectively, and the Company recognized a liability of $1.1 million and $1.0 million in accounts payable and accrued liabilities at December 31, 2011 and 2012, respectively.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

10. RELATED PARTY TRANSACTIONS (Continued)

        Mr. Edward O'Donnell was appointed the COO of the Company in January 2012 and CEO in August 2012. Per the employment agreement entered into in connection with Mr. O'Donnell's appointment, the Company agreed to purchase his residence in Santa Barbara County, California to facilitate his relocation from California to Denver, Colorado. In February 2012, the Company purchased Mr. O'Donnell's residence for the appraised value of $1.6 million. In December 2012, the Company sold the residence for $1.1 million and recognized a $0.5 million loss on sale of the asset.

11. COMMITMENTS

        Leases—The Company has entered into lease agreements for office space, an office building, and a parcel of land adjacent to the Ellwood pier used for pier access. As of December 31, 2012, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $2.7 million in 2013, $2.0 million in 2014, $1.7 million in 2015, $1.8 million in 2016, $1.8 million in 2017 and $8.3 million thereafter. Net rent expense incurred for office space and the office building was $2.5 million, $2.3 million and $2.3 million in 2010, 2011 and 2012, respectively.

12. CONTINGENCIES

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 the Company entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against the defendants have been dismissed with prejudice.

        Certain defendants and related parties have made claims for indemnity against the Company and others related to costs incurred by the City of Beverly Hills in defending itself against the the Beverly Hills Lawsuits, which the Company and the other defendants are disputing. The Company believes that these claims for indemnity are without merit. Based on information known to the Company, the Company does not believe that it is probable that the indemnity claims will result in a material judgment against the Company. Therefore, no liability has been accrued.

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (the "SLC") filed suit against the Company in Santa Barbara County alleging that the Company underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The case has since been removed to Los Angeles County, California. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether the Company is entitled to consider the cost of transporting oil from the South Ellwood field to the point of sale in calculating the market price of oil

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

12. CONTINGENCIES (Continued)

at the wellhead for purposes of calculating its royalty obligation. With respect to the oil price, the Company has paid royalties based on the price the Company actually received in arms-length transactions. The SLC contends that the Company should be paying royalties based on the higher of the price actually received and the highest "posted price" for oil sold in the Midway Sunset field, near Bakersfield, California. With respect to transportation costs, the Company believes that state law allows the Company to consider the cost of delivering the oil from the field to the point of sale in determining the market price of the oil at the wellhead. In February 2012 the Company filed a cross-complaint against the SLC alleging that the Company had overpaid royalties on oil and gas produced from the South Ellwood field by approximately $4.3 million. Most of the overpayment is attributable to the failure by the Company to adjust its sales price to include all transportation costs associated with marketing its crude oil.

        The Company believes the position of the SLC is without merit and the Company intends to vigorously contest the suit and to enforce its right to receive a refund of royalties it may have overpaid. The Company does not believe that it is probable that a material judgment against the Company will result. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011 Timothy Marquez, the then-Chairman and CEO of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, the Company entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which, the Company, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the amended complaint and believes they are without merit.

        Denbury Arbitration—In January 2013 the Company and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. The arbitration is expected to be completed in late 2013. An

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

12. CONTINGENCIES (Continued)

adverse determination in the arbitration proceeding could reduce the amount of proved reserves from this reversionary interest and delay the timing for cash flows from those reserves.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2011 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Year Ended December 31, 2010:
Revenues	$79,190	$87,289	$78,931	$83,368
Income (loss) from operations	20,870	30,035	14,819	21,804
Net income (loss)	(23,925)	19,023	36,794	30,422

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2011:
Revenues	$85,363	$82,499	$96,698	$91,956
Income (loss) from operations	18,880	24,315	36,127	22,715
Net income (loss)	(27,938)	14,546	(30,057)	(3,138)

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following information concerning the Company's natural gas and oil operations has been provided pursuant to the FASB guidance regarding Oil and Gas Reserve Estimation and Disclosures. At December 31, 2012, the Company's oil and natural gas producing activities were conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2010, 2011 and 2012 were prepared by DeGolyer and MacNaughton, independent petroleum reserve engineers.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2010	2011	2012
	(in thousands)
Unevaluated properties(1)	$42,686	$52,021	$16,165
Properties subject to amortization	1,734,190	1,971,499	1,927,259

Total capitalized costs	1,776,876	2,023,520	1,943,424
Accumulated depletion(2)	(1,147,688)	(1,229,264)	(1,311,898)

Net capitalized costs	$629,188	$794,256	$631,526

(1)
Unevaluated costs represent leasehold and seismic costs which the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within three years.

(2)
Depletion expense for the years ended December 31, 2010, 2011 and 2012 was $74.1 million, $81.6 million and $82.6 million, respectively ($11.13, $12.69 and $13.02, respectively, per equivalent barrel of oil).

Capitalized Costs Incurred

        Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2010, 2011 and 2012 include capitalized general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $22.7 million, $27.0 million and $27.5 million, respectively. Costs incurred also include asset retirement costs of $(5.0) million, $(7.8) million and $1.1 million recorded during the years ended December 31, 2010, 2011 and 2012, respectively.

	Years Ended December 31,
	2010	2011	2012
	(in thousands)
Property acquisition and leasehold costs:
Unevaluated property	$22,673	$17,772	$8,693
Proved property	1,048	1,636	401
Exploration costs	88,966	131,394	43,585
Development costs	102,283	96,176	166,579

Total costs incurred	$214,970	$246,978	$219,258

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

Estimated Net Quantities of Natural Gas and Oil Reserves

        The following table sets forth the Company's net proved reserves, including changes, proved developed reserves and proved undeveloped reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2010, 2011 and 2012.

	Crude Oil, Liquids and Condensate (MBbls)(4)			Natural Gas (MMcf)
	2010(1)	2011(2)	2012(3)	2010(1)	2011(2)	2012(3)
Beginning of the year reserves	51,966	42,571	47,413	278,082	255,163	290,824
Revisions of previous estimates	(1,783)	5,857	(2,874)	(12,097)	(30,047)	(9,074)
Extensions and discoveries(5)	—	1,426	9,948	27,749	89,231	—
Purchases of reserves in place	53	—	—	—	400	—
Production	(2,792)	(2,441)	(2,940)	(23,196)	(23,923)	(20,430)
Sales of reserves in place	(4,873)	—	(1,112)	(15,375)	—	(250,470)

End of year reserves	42,571	47,413	50,435	255,163	290,824	10,850

Proved developed reserves:
Beginning of year	29,309	22,270	25,131	126,671	122,928	141,806
End of year	22,270	25,131	35,115	122,928	141,806	7,255
Proved undeveloped reserves:
Beginning of year	22,657	20,301	22,282	151,411	132,235	149,018
End of year	20,301	22,282	15,320	132,235	149,018	3,595

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

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted as described in note (1) above to arrive at prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2012.

(4)
Natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 2.8%, 3.1% and 2.3% at December 31, 2010, 2011 and 2012, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

(5)
Extensions for the years ended December 31, 2010 and 2011 include 27,749 MMcf and 89,031 MMcf, respectively, resulting from the Company's infill program in the Sacramento Basin. Extensions for the year ended December 31, 2012 represent results from the Hastings Complex's response to the CO2 project.

        Uncertainties with respect to future acquisition and development of reserves include (i) the success of development programs, including potential changes to the Company's drilling schedule based on ongoing operational results, (ii) the ability to obtain permits from relevant regulatory bodies to pursue development projects, (iii) changes in commodity prices, and (iv) the availability of sufficient cash flow from operations or external financing to fund the capital expenditure program. In addition, the Company has 10.5 million barrels of oil equivalent proved reserves related to its reversionary interest in the Hastings Complex CO2 project, which will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and the Company is able to back in to a 22.45% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the existing commodity price and operating cost environment. The Company is currently engaged in an arbitration proceeding with Denbury regarding the calculation of certain costs under the agreement relating to the project; reserve estimates reflect the Company's view of the proper calculation of those costs. An adverse determination in the arbitration proceeding could reduce the amount of proved reserves from this reversionary interest and delay the timing for cash flows from those reserves.

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

          (2)   The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves as of December 31, 2010, 2011 and 2012.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

	As of December 31,
	2010	2011	2012
	(in thousands)
Future cash inflows	$4,037,386	$5,810,038	$5,095,158
Future production costs	(1,348,007)	(1,673,857)	(1,921,339)
Future development and abandonment costs	(620,073)	(672,072)	(218,647)
Future income taxes	(462,093)	(946,166)	(829,909)

Future net cash flows	1,607,213	2,517,943	2,125,263
10% annual discount for estimated timing of cash flows	(704,312)	(1,153,797)	(967,811)

Standardized measure of discounted future net cash flows	$902,901	$1,364,146	$1,157,452

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

        The following table summarizes changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2010	2011	2012
	(in thousands)
Beginning of the year	$692,805	$902,901	$1,364,146
Changes in prices and production costs	465,538	473,194	(115,253)
Revisions of previous quantity estimates	(65,495)	19,096	(136,159)
Changes in future development costs	11,724	84,061	(18,150)
Development costs incurred during the period	50,740	28,771	99,217
Extensions, discoveries and improved recovery, net of related costs	55,269	258,317	171,849
Sales of oil and natural gas, net of production costs	(190,550)	(213,599)	(243,131)
Accretion of discount	84,065	112,718	177,456
Net change in income taxes	(117,547)	(216,559)	90,074
Sale of reserves in place	(71,765)	—	(193,964)
Purchases of reserves in place	1,144	378	—
Production timing and other	(13,027)	(85,132)	(38,633)

End of year	$902,901	$1,364,146	$1,157,452

15. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of December 31, 2012. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$—	$—	$—	$53,818
Accounts receivable	109,308	99	(1,051)	—	108,356
Inventories	5,101	—	—	—	5,101
Other current assets	4,448	—	—	—	4,448
Commodity derivatives	153	—	—	—	153

TOTAL CURRENT ASSETS	172,828	99	(1,051)	—	171,876

PROPERTY, PLANT & EQUIPMENT, NET	812,723	(184,155)	20,034	—	648,602
INVESTMENTS IN AFFILIATES	541,141	—	—	(541,141)	—
OTHER	25,543	60	—	—	25,603

TOTAL ASSETS	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,315	$—	$—	$—	$57,315
Interest payable	27,862	—	—	—	27,862
Current maturities of long-term debt	104,494	—	—	—	104,494
Commodity and interest derivatives	20,607	—	—	—	20,607
Share based compensation	10,424	—	—	—	10,424

TOTAL CURRENT LIABILITIES:	220,702	—	—	—	220,702

LONG-TERM DEBT	849,190	—	—	—	849,190
COMMODITY AND INTEREST DERIVATIVES	20,287	—	—	—	20,287
ASSET RETIREMENT OBLIGATIONS	39,003	1,407	709	—	41,119
SHARE BASED COMPENSATION	10,441	—	—	—	10,441
INTERCOMPANY PAYABLES (RECEIVABLES)	708,270	(653,163)	(55,107)	—	—

TOTAL LIABILITIES	1,847,893	(651,756)	(54,398)	—	1,141,739

TOTAL STOCKHOLDERS' EQUITY	(295,658)	467,760	73,381	(541,141)	(295,658)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$349,039	$1,387	$—	$—	$350,426
Other	4,110	18	10,336	(8,374)	6,090

Total revenues	353,149	1,405	10,336	(8,374)	356,516

EXPENSES:
Lease operating expense	89,710	45	2,133	—	91,888
Production and property taxes	9,401	16	271	—	9,688
Transportation expense	13,188	6	—	(8,025)	5,169
Depletion, depreciation and amortization	85,868	104	808	—	86,780
Accretion of asset retirement obligations	5,610	120	38	—	5,768
General and administrative, net of amounts capitalized	55,038	2	495	(349)	55,186

Total expenses	258,815	293	3,745	(8,374)	254,479

Income from operations	94,334	1,112	6,591	—	102,037

FINANCING COSTS AND OTHER:
Interest expense, net	75,343	—	(3,944)	—	71,399
Amortization of deferred loan costs	2,756	—	—	—	2,756
Loss on extinguishment of debt	1,520	—	—	—	1,520
Commodity derivative losses (gains), net	72,949	—	—	—	72,949

Total financing costs and other	152,568	—	(3,944)	—	148,624

Equity in subsidiary income	7,221	—	—	(7,221)	—

Income (loss) before income taxes	(51,013)	1,112	10,535	(7,221)	(46,587)
Income tax provision (benefit)	(4,426)	422	4,004	—	—

Net income (loss)	$(46,587)	$690	$6,531	$(7,221)	$(46,587)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

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

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$149,613	$1,374	$12,820	$—	$163,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(230,071)	59	6,176	—	(223,836)
Acquisitions of oil and natural gas properties	(179)	—	—	—	(179)
Expenditures for property and equipment and other	(4,081)	—	(137)	—	(4,218)
Proceeds from sale of oil and natural gas properties	171,603	—	—	—	171,603

Net cash provided by (used in) investing activities	(62,728)	59	6,039	—	(56,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	20,292	(1,433)	(18,859)	—	—
Proceeds from long-term debt	609,700	—	—	—	609,700
Principal payments on long-term debt	(344,000)	—	—	—	(344,000)
Payments for deferred loan costs	(10,442)	—	—	—	(10,442)
Proceeds from stock incentive plans and other	133	—	—	—	133
Shares purchased in connection with going private transaction	(310,907)	—	—	—	(310,907)
Going private share repurchase costs	(1,366)	—	—	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after the going private transaction	(1,972)	—	—	—	(1,972)
Dividend paid to Denver Parent Corporation	(2,670)	—	—	—	(2,670)

Net cash provided by (used in) financing activities	(41,232)	(1,433)	(18,859)	—	(61,524)

Net increase (decrease) in cash and cash equivalents	45,653	—	—	—	45,653
Cash and cash equivalents, beginning of period	8,165	—	—	—	8,165

Cash and cash equivalents, end of period	$53,818	$—	$—	$—	$53,818