Form 10-K/A
period 2012-12-31
Venoco, Inc.
filed 2013-04-30
CIK 1313024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2012 was $297.7 million, based on the closing price as reported on the New York Stock Exchange (treating, for this purpose, all executive officers and directors of the registrant, and a charitable foundation associated with the registrant’s chief executive officer, as affiliates). On October 3, 2012, the issuer completed a going private transaction, as a result of which its common stock is currently held by a single stockholder and was deregistered under the Securities Exchange Act of 1934.

EXPLANATORY NOTE

On April 15, 2013, Venoco, Inc. (the “Company”, “Venoco” “we”, “us”, or “our”) filed its annual report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, completes the items identified below that were originally omitted from the Original Filing in the expectation that an amendment to the Original Filing would be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of our 2012 fiscal year.

As a result, this Form 10-K/A amends only Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

On October 3, 2012, the Company completed a transaction, referred to herein as the going private transaction, as a result of which our common stock is currently held by a single stockholder and was deregistered under the Exchange Act. As a result, our common stock is no longer publicly traded, and we do not intend to file a proxy or information statement with respect to our 2013 annual meeting of shareholders or any action by written consent in lieu of such a meeting. However, we will continue reporting as a voluntary filer with the SEC as required by the indentures governing our senior notes.

i

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth, as of April 30, 2013, the names, ages, and titles of each member of our Board of Directors (the “Board”).

Name	Age	Position	Director Since	Current Term to Expire
Timothy M. Marquez	54	Executive Chairman	2004	2013
Joel L. Reed	62	Director	2012	2014
Richard S. Walker	55	Director	2012	2015

Set forth below are the names of all our directors, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons for at least the last five years, except that such information regarding Mr. Marquez is set forth in the Original Filing under the heading “Business and Properties — Executive Officers of the Registrant.” In determining Mr. Marquez’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in the petroleum industry, including exploration, production, and management, and his roles as co-founder and controlling stockholder of Venoco.

Joel L. Reed served as a director of Venoco from September 1998 to March 2002 and from August 2005 until the completion of the going private transaction in October 2012.  He was reappointed to the Board in November 2012. Starting in 1994, Mr. Reed was a partner of a predecessor entity of, and later co-founded, Relational Group, an investment banking firm that included Relational Investors and Relational Advisors. In late 2005, Relational Advisors separated from Relational Group and became RA Capital Advisors, a member of RA Capital Group. Mr. Reed has served as RA Capital Group’s lead principal. He is also a founder of two private equity firms, Titan Investment Partners and HRA Real Estate Management I LLC. Mr. Reed was the CFO and later President and CEO of Wagner & Brown Ltd. of Midland, Texas, a privately owned group of companies engaged in energy, real estate, manufacturing, agribusiness and investment services, from 1984 to 1994. From 1981 to 1984, Mr. Reed was a member of the founding group of Ensource, Inc., a NYSE-listed company, as well as its controller and CFO. A graduate of Oklahoma State University, Mr. Reed holds bachelor’s and master’s degrees in accounting and is a certified public accountant who has elected inactive license status. In determining Mr. Reed’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting, banking and management.

Richard S. Walker served as a director of Venoco from June 2007 until the completion of the going private transaction in October 2012. He was reappointed to the Board in November 2012. Mr. Walker is currently Executive Vice President and Managing Director of the Houston office of DHR International, a leading retained executive search firm. Prior to entering the executive search industry in 2005, Mr. Walker was a Managing Director of JPMorgan directing investment banking relationships with a variety of energy clients operating across all industry segments including exploration and production, service and supply, pipeline and midstream operations as well as power generation, transmission and distribution. Mr. Walker worked with JPMorgan and its predecessors from 1994 to 2005. Prior to joining JPMorgan Chase & Co., Mr. Walker worked from 1990 through early 1994 with NationsBank (the predecessor of Bank of America), both in Houston and in London. From 1981 through early 1990, Mr. Walker worked for Texas Commerce Bank, in Houston (also a predecessor to JPMorgan). Mr. Walker is a 1980 graduate of Loyola University, New Orleans, with a bachelor’s of business administration and a 1981 graduate of Bowling Green State University, Ohio, with a master’s of business administration. Mr. Walker is a certified public accountant licensed in the State of Texas. In determining Mr. Walker’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in finance, accounting and banking and in the oil and natural gas industry.

Executive Officers

Information regarding our executive officers is set forth in the Original Filing under the heading “Business and Properties — Executive Officers of the Registrant.”

Corporate Governance

General

Our business is managed under the direction of the Board. In connection with its oversight of our operations and governance, the Board has adopted, among other things, the following:

•                  Corporate Governance Guidelines to implement certain policies regarding the governance of our company;

•                  Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues;

•                  Categorical Standards of Director Independence (the “Categorical Standards”) to assist the Board in assessing directors’ independence (see “—Director Independence and Categorical Standards”); and

•                  Charters of the Audit Committee and the Compensation Committee of the Board.

The Corporate Governance Guidelines, Code of Business Conduct and Ethics and Categorical Standards can be viewed on our website at www.venocoinc.com under the heading “Investor Relations” and the subheading “Corporate Governance.” Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. Directors are requested to make attendance at meetings of the Board and Board committees a priority, to come to meetings prepared, having read any materials provided to them prior to the meetings and to participate actively in the meetings. Directors are expected to attend the annual stockholders’ meeting if one is held. No such annual meeting was held in 2012.

Board Committees

The composition and primary responsibilities of the Audit Committee and the Compensation Committee are described below.

The Audit Committee currently consists of Messrs. Reed and Walker, with Mr. Walker acting as Chairman. The primary function of the Audit Committee is to assist the Board in its oversight of our financial reporting process. Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices. The Board has determined that each member of the committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K and that both members of the committee are independent under the Categorical Standards. See “—Directors” for a summary of the business experience of each member of the committee.

The Compensation Committee currently consists of Messrs. Walker and Reed with Mr. Reed acting as Chairman. The Compensation Committee’s primary function is to discharge the Board’s responsibilities relating to the compensation of our Executive Chairman, CEO and our other executive officers. Among other things, the committee reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO. See “Executive Compensation—Compensation Discussion and Analysis” for discussion of our processes and procedures for considering and determining executive and director compensation. The Board has determined that each member of the committee is (i) independent under the Categorical Standards, (ii) a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and (iii) an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).

The Company no longer has a standing nominating committee, primarily because following the completion of the going private transaction, the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the Board and because we have only one stockholder, which is an affiliate of Mr. Marquez. The entire Board currently operates as the nominating committee, and recommends to our shareholder nominees for election to the Board. The Company no longer has a formal policy regarding security holder nominations of candidates for the Board, but the Board will consider any proposed nomination brought to its attention.  Proposals may be directed by mail to the following address: Venoco, Inc., Attn: Secretary, 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.

Director Independence and Categorical Standards

As discussed under “—Board Committees,” the Board has determined that, other than Mr. Marquez, each member of the Board is independent under the Categorical Standards. The Categorical Standards are similar to the director independence standards set forth in the rules of the New York Stock Exchange (the “NYSE”) except that they are more stringent in some respects. Accordingly, a director who qualifies as independent under the Categorical Standards would also be considered independent under the rules of the NYSE. Pursuant to the Categorical Standards, a director may not be considered independent if he or she:

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

•                  is employed, or has an immediate family member who is employed, as an executive officer of another company where any of the Company’s current executive officers serve on the other company’s compensation committee, until three years after the end of such service or the employment relationship; or

•                  is an employee, or an immediate family member is an executive officer, of a company that has made payments to, or has received payments from, the Company for property or services in an amount that, in any of the last three fiscal years, exceeded the greater of (i) $1 million or (ii) 2% of such other company’s consolidated gross revenues.

Code of Business Conduct

We have adopted a Code of Business Conduct and Ethics to provide guidance to directors, officers, including our Executive Chairman, CEO, COO, CFO and Chief Accounting Officer, and employees, with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes-Oxley Act of 2002. Our Code of Business Conduct and Ethics is available on our website at venocoinc.com. To access the Code of Business Conduct and Ethics and our other corporate governance materials, click on “Investor Relations” and then click on “Corporate Governance.” We will disclose on our website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC rules.

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

Our executive compensation program is designed to align pay with short-term and long-term company performance. The intent of the program is to put a substantial portion of compensation at risk and tied to performance, and to reward unique or exceptional contributions to overall sustainable value creation for stockholders. The Compensation Committee’s intent is to maintain an executive compensation program that:

•                  Encourages growth in our oil and gas reserves and cash flow, balance sheet discipline, cost containment and achievement of production targets;

•                  Aligns executive and stockholder interests through substantial ongoing equity-based incentive awards for executives;

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

•                  annual cash incentive compensation generally targeted at the 50th percentile for achieving expected performance levels; and

•                  long-term equity-based incentive compensation generally targeted at the 50th percentile, with upside approaching the 75th percentile (to reward achievement of company objectives, individual responsibility and productivity, and high quality work).

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

2012 Developments Affecting Executive Compensation

Going Private Transaction

As described above, on October 3, 2012 we completed the going private transaction and are now wholly owned by Denver Parent Corporation (“DPC”), an entity controlled by Mr. Marquez.  Although the going private transaction did not result in a change in control for purposes of our employment agreements with our executive officers or for purposes of our equity compensation programs, it did have other material effects on our equity compensation programs.  Please see “—Elements of Compensation—Equity Compensation,” for a detailed description of those effects.  In making changes to our compensation programs to address the effects of the going private transaction, the Compensation Committee has generally attempted to replicate the economic effects, to the extent feasible, of the programs in effect prior to the transaction.

CEO Succession

On August 1, 2012, Edward J. O’Donnell was appointed CEO when Mr. Marquez resigned from that office to become the Company’s Executive Chairman.  Mr. O’Donnell’s compensation was increased as a result of his promotion, as detailed below.  Mr. Marquez’s compensation was not affected by his change in position.

Industry Peer Group

The companies selected by the Compensation Committee for the peer group represent independent exploration and production companies that focus on the acquisition, exploration, exploitation and development of oil and natural gas properties. The composition of our peer group is reviewed annually by the Compensation Committee to ensure that the companies continue to remain relevant for comparative purposes. Our peer group for 2012 is as follows:

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

Setting Compensation

Management provides the Compensation Committee with summary compensation information to assist it in understanding the totality of our executive compensation and benefit programs. This information shows the total dollar value of an executive officer’s accumulated compensation and benefits including holdings of our common stock prior to the going private transaction and accumulated unrealized gains under prior equity-based compensation awards. These summaries provide the Compensation Committee with important information useful in analyzing and understanding the design, operation and effectiveness of our executive compensation programs.

The Compensation Committee approves the compensation of our executive officers. In making its determinations, the Compensation Committee reviews the summary compensation information for each executive officer and considers the executive officer’s base salary, potential payments under selected performance scenarios and termination of employment and change-in-control scenarios, as well as accumulated equity and equity-based incentives in our company, all in light of peer group practices. The purpose of this process is to analyze the total amount of actual and projected compensation of our executive officers and to determine whether any one component of compensation should be changed. The Compensation Committee then considers whether the actual and projected compensation is aligned with its compensation philosophy and competitive market practices. Our CEO and our Executive Chairman each also provide the Compensation Committee with recommendations regarding the compensation levels for the other executive officers based on a review of our peer group companies and the individual performance of each executive.

According to its charter, the Compensation Committee may, subject to limits imposed by applicable law, delegate some or all of its authority to a subcommittee consisting of one or more of its members.

The Compensation Committee has determined that the compensation of our executive officers, both the total and its components, is generally consistent with the Compensation Committee’s expectations, philosophy and current market practices.

Elements of Compensation

There are three primary components of our executive compensation program: (1) base salary; (2) annual cash bonuses; and (3) long-term incentive awards. Perquisites are a minor element of our executive compensation program. Each element is described below.

Base Salary.  The Compensation Committee believes that base salary is a critical element of executive compensation for attracting and retaining outstanding employees at all levels. The base salaries of our executive officers are reviewed by the Compensation Committee on an annual basis and adjusted from time to time to realign salaries with market levels, after taking into account individual responsibilities, performance and experience. Base salary is targeted for all executive officers between the 50th and 75th percentile of base salary offered by companies in our peer group, with the 75th percentile reserved for exceptional performers. Individual salaries take into account the individual’s performance, experience and personal competencies. Base salaries were increased for our named executive officers from 2011 to 2012 by an average of 4%, excluding the increase related to Mr. O’Donnell’s salary. Mr. O’Donnell was promoted to COO during 2011 and to CEO in 2012, and the increase in his 2012 salary reflects these promotions.

Name	2011 Base Salary		2012 Base Salary
Timothy M. Marquez	$745,000		$750,000
Edward J. O’Donnell	$320,000		$675,000	(1)
Timothy A. Ficker	$405,000		$427,275
Terry L. Anderson	$320,000		$339,200
Mark A. DePuy	$325,000	(2)	$325,000

(1)                                 Mr. O’Donnell’s salary was increased initially to $403,000 to reflect his promotion to COO during 2011, and was later increased to $675,000 on August 1, 2012 to reflect his promotion to CEO.

(2)                                 Mr. DePuy’s employment commenced on December 15, 2011. The amount above represents his annualized base salary in effect for 2011, of which Mr. Depuy was actually paid $14,792.

Base salary increases in 2012 reflect the Compensation Committee’s review of updated salary levels of comparable positions in our peer group companies. The Compensation Committee views 2012 salary levels as consistent with its compensation philosophy.

Annual Cash Bonuses.  The Compensation Committee may award or recommend cash bonuses to our executive officers pursuant to our 2007 Senior Executive Bonus Plan (the “Senior Executive Bonus Plan”). Under the Senior Executive Bonus Plan, the Compensation Committee sets a target award and the related performance criteria, which may be expressed as a percentage of an executive officer’s base salary. The Senior Executive Bonus Plan allows the Compensation Committee to eliminate or reduce the actual award payable to any participant that would be otherwise payable under the plan, based on the individual performance of the participant. In addition, the Compensation Committee may award or recommend discretionary annual bonuses to our executive officers for outstanding performance, which are awarded outside the Senior Executive Bonus Plan. The Senior Executive Bonus Plan is a performance-based plan designed to be compliant with the requirements of Section 162(m) of the Code, which, when we had publicly traded equity, could have otherwise limited the deductibility of bonuses paid to certain of our named executive officers.

The Senior Executive Bonus Plan provides that if we are required to restate our financial results due to material noncompliance with financial reporting requirements under applicable securities laws, the Compensation Committee has the discretion to recover incentive compensation from any participants who benefitted from prior actions or decisions that necessitated such financial restatements.

The bonus opportunity under the Senior Executive Bonus Plan is stated as a percentage of base salary and is set using the Compensation Committee’s philosophy to target bonus levels (as a percentage of base salary) consistent with the competitive market for executives in similar positions. For 2012, the bonus opportunity at a 100% of target level payout for our named executive officers was as follows:

Name	Percentage of Salary		Total
Timothy M. Marquez	170%		$1,275,000
Edward J. O’Donnell	170	%(1)	$1,147,500
Timothy A. Ficker	120%		$512,730
Terry L. Anderson	70%		$237,440
Mark A. DePuy	80%		$260,000

(1)                                 Mr. O’Donnell’s bonus opportunity was originally set at 120% of base salary to account for his promotion to COO in 2011.  His bonus opportunity was later increased to 170% of base salary on August 1, 2012 as a result of his promotion to CEO.

Under the Senior Executive Bonus Plan, five performance criteria were selected for 2012, each comprising 20% of the target bonus: (i) average daily net production, (ii) reserve replacement, (iii) finding and development costs, (iv) the ratio of debt to Adjusted EBITDA and (v) lease operating expenses plus general and administrative expenses. For each of the five metrics, the bonus payout targets for 2012 are summarized as follows:

	Minimum Bonus Level Performance	Target Performance	Maximum Bonus Level Performance
Average Daily Net Production (BOE/d)	17,000	18,000	19,000
Reserve Replacement (% increase)	5%	10%	15%
Finding and Development Costs, per BOE	$30.00	$25.00	$15.00
Debt to Adjusted EBITDA(1)	3.9	3.5	3.0
Lease Operating Expenses plus G&A Expenses, per BOE	$21.50	$20.50	$19.00

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

Under the Senior Executive Bonus Plan, actual results for the year are compared to each of the five individual performance criteria in order to determine payout multiples, which can range from 0 to 2. The payout multiples determined for each performance criterion are multiplied by 20% to reflect the weighting assigned to each of the five criteria. The performance criteria were adjusted to give pro forma effect to certain events that occurred during the year, in particular the sales of our Santa Clara Avenue field and our Sacramento Basin assets and the closing of the going private transaction. The weighted multiples are aggregated to determine the appropriate payout percentage achieved for the year. Based on the Company’s performance relative to the 2012 performance criteria as adjusted, the Compensation Committee determined the appropriate payout multiples and payout percentages to be as follows:

Performance Criteria	Payout Multiple Achieved	Payout Percentage Achieved
Average Daily Net Production	0.43	9%
Reserve Replacement	1.23	25%
Finding and Development Costs	—	—%
Debt to Adjusted EBITDA	2.00	40%
Lease Operating Expenses plus G&A Expenses	1.73	35%
Total		109%

Actual 2012 awards paid under the Senior Executive Bonus Plan were as follows:

	2012 Awards under the Senior Executive Bonus Plan
	Target Award (% of Base Salary)	Maximum Adjusted Target Award (% of Base Salary)	Actual Award (% of Base Salary)	Actual Award($)
Timothy M. Marquez	170%	400%	185%	$1,389,750
Edward J. O’Donnell	170%	340%	185%	$1,250,775
Timothy A. Ficker	120%	240%	131%	$558,876
Terry L. Anderson	70%	140%	76%	$258,810
Mark A. DePuy	80%	160%	87%	$283,400

Long-Term Incentive Compensation.  We believe the use of long-term incentive compensation based on the value of our equity (or that of DPC) creates an ownership culture that encourages the long-term performance of our executive officers. As a result of the going private transaction, we made a number of changes to our long-term incentive compensation programs in 2012.

Historic Programs.  Prior to the going private transaction, we sponsored a 2000 Stock Incentive Plan (the “2000 Stock Plan”) and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Stock Plan”). Only non-qualified stock options were granted under the 2000 Stock Plan. Outstanding awards for executive officers under the 2005 Stock Plan included both time-vested and performance-vested restricted stock.

Direct Effect of Going-Private Transaction.  As part of the terms and conditions of the going private transaction, all existing stock options (whether vested or unvested) were extinguished upon the transaction for a cash payment equal to then-

existing “spread” inherent in the option (i.e., the excess, if any, of the merger consideration of $12.50 per share and the option exercise price, multiplied by the number of shares subject to the option).  All shares of restricted stock were converted into the right to receive cash equal to the merger consideration of $12.50 per share at the time such restricted share otherwise vests according to its terms; however, in the case of an award subject to one or more market-based vesting conditions, it is assumed that those conditions are satisfied at the target level (such rights referred to hereafter as “Rights to Receive” or “RTR units”).

Adoption of New Long-Term Incentive Plan.  In November 2012, the Board adopted a new cash-settled long-term incentive plan, known as the Venoco, Inc. 2012 Stock-Based Cash Incentive Plan (the “2012 Plan”).  Under the 2012 Plan, the Company is authorized to issue cash-settled share appreciation rights (“SARs”), cash-settled restricted share units, and other cash-settled awards to our employees, directors and other service providers.  Although the awards are issued and settled by us, the awards are measured based on the value of DPC’s stock, which the Board believed was a more appropriate vehicle for measuring and driving long-term stockholder value creation.

Replacement Grants.  Shortly following the adoption of the 2012 Plan, the Compensation Committee granted to our named executives cash-settled SARs covering a number of shares of DPC stock equal to the number of shares underlying the options, restricted shares and certain other shares that were held by each executive and cashed-out as a result of the going private transaction (the “Replacement Grants”).  Each SAR was issued with a base price equal to the higher of the strike price of the extinguished option or the merger consideration of $12.50 per share, and vests in accordance with the remaining vesting schedule, if any, of the cashed-out award to which it relates.

The following reflects Replacement Grants made under the 2012 Plan to our named executive officers in November 2012 as well as RTR Units held by such individuals as a result of the going private transaction:

Name	SARs	SAR Base Price	RTR Units
Timothy M. Marquez	990,550	$12.50	990,550
Edward J. O’Donnell	85,930	$12.50	72,289
Timothy A. Ficker	325,341	$12.50	204,941
Terry L. Anderson	201,044	$12.50	123,544
Mark A. DePuy	25,000	$12.50	25,000

2012 Long-Term Incentive Grants.  Because the going private transaction was pending in early 2012, we delayed making any new long-term incentive awards until after the transaction was completed.  In November 2012, we resolved to adopt a new long-term incentive grant program pursuant to which we will make annual grants of cash-settled performance-vested restricted share units (the “LTI Grants”) to our named executive officers.  Because we are no longer publicly traded, it is not practical for us to use total shareholder return as the performance metric on which these awards vest.  Instead, the Compensation Committee determined to have such awards vest based on the achievement of the performance measures used to determine the Company’s annual cash bonus payout.  Vesting of the awards is subject to a four-year graded vesting schedule (the “Grant Period”) such that twenty-five percent (25%) of the LTI Grant will be eligible for vesting each calendar year on a cumulative basis (i.e., 25% in the first year, 50% in the second year, 75% in the third year, and 100% in the fourth year).

On each anniversary date of the date of a grant, the officers will vest in and be entitled to receive a cash payment equal to the fair market value of a number of shares of DPC stock equal to the number of restricted share units vesting on such date.  For purposes of the 2012 LTI Grants, the anniversary date is deemed to be April 1. The number of restricted share units vesting on any such date is equal to the product of the Earned Percentage for that year’s grant (defined below) multiplied by the cumulative graded vesting percentage (i.e., 25% on the first anniversary, 50% on the second anniversary, 75% on the third anniversary, and 100% on the fourth anniversary) of such grant, less any amounts previously vested for such grant.  The Earned Percentage for any grant is generally the level of attainment of the performance measures used to determine the annual bonuses for the year in which the grant is made.  For example, if the performance measures used to determine the annual bonuses for the year in which the grant is made are achieved at 75%, then the “Earned Percentage” for each year in the Grant Period would equal 75% and, therefore, 75% of the grant eligible for vesting in each year will have been earned and will be paid to the individual on or shortly following each anniversary date (subject to the individual’s continued employment through that date).  The actual amount payable shall be equal to the number of units vested multiplied by the share price of DPC shares as determined by the most recent independent valuation preceding the vesting date.

If the performance measures used to determine the annual bonuses for a particular year are greater than 100%, and the Earned Percentage for any prior LTI Grant was less than 100%, then the excess of the current year performance over 100% will be “carried back” to increase the prior LTI Grant’s Earned Percentage(s).  The excess will be applied first to the LTI Grants in the earliest year in the Grant Period until the Earned Percentage for that year’s LTI Grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the earliest year will be applied to the LTI Grant for the second earliest year until the Earned Percentage for that year’s grant has been increased to a maximum of 100%; any excess after increasing the Earned Percentage for the LTI Grant for the second earliest year will be applied to the LTI Grant for the most recent prior year until the Earned Percentage for that year’s LTI Grant has been increased to a maximum of 100%.  For example (continuing the first example above), if in Year 2 the performance measures are achieved at 115%, then the excess over 100% (i.e., 15%) will be carried back to increase the Earned Percentage for the prior year’s LTI Grant to 90%.

If the performance measure for a year is attained at a level greater than 100%, and after “carrying back” the excess over 100% to increase the Earned Percentage(s) for prior years’ LTI Grants to 100%, there continues to be excess, then an amount equal to 50% of the remaining excess will be applied to the current year’s LTI Grant and may yield an Earned Percentage for the current year’s grant of up to 120%. For example (continuing the example above), if in Year 2 the performance measure is attained at 175%, then the excess of the Year 2 performance over 100% will be carried back to increase the Earned Percentage for the first year’s LTI Grant to 100%, and one-half of the remaining excess of 50% will be applied to increase the Earned Percentage for the current year’s grant up to a maximum of 120%.

We made the following 2012 LTI Grants to our named executive officers (# of units):

Name	2012
Timothy M. Marquez	350,324
Edward J. O’Donnell	32,796
Timothy A. Ficker	66,305
Terry L. Anderson	44,708
Mark A. DePuy	—

The amount of the 2012 LTI Grants was based on broad based survey information which was evaluated against our peer group practices with respect to similar awards, after giving consideration to the number of long-term incentive awards already granted to each of our executives. The number of units awarded to each executive was initially determined in February 2012 based on the average price of our common stock calculated for the 2011 calendar year. Because our stock price, prior to the going private transaction, had experienced a relatively high level of volatility in recent years, the number of shares granted has varied from year to year. The number of units granted in 2012 related to performance in 2011, and was determined in reference to our average stock price in 2011 of $13.27.

The Compensation Committee determined that the Company achieved its 2012 annual performance metrics at a level of 109% of target.  Accordingly, the Earned Percentage for the 2012 LTI Grants is 104.5%. The tranche of the 2012 LTI Grant that was eligible to vest in 2012 (i.e. 25% of the 2012 LTI Grants) vested at 104.5% and will be paid on April 30, 2013.  For purposes of determining the amount payable per unit, the Compensation Committee had DPC’s stock independently valued as of December 31, 2012 and based on such determination will pay out $8.33 per unit.

We will make the following payouts to our named executive officers in 2013 as a result of the initial vesting of the 2012 LTI Grants:

Name	$
Timothy M. Marquez	761,955
Edward J. O’Donnell	71,331
Timothy A. Ficker	144,213
Terry L. Anderson	97,240
Mark A. DePuy	—

Deferral of Restricted Stock Conversion Payout Amounts.  In early 2013, the Company and each of the named executive officers entered into deferral agreements pursuant to which certain amounts payable in regards to RTR units would not be paid as and when vesting occurred as required by the merger agreement, but would instead be paid in early 2014.  The deferral agreements were entered into to ease short-term Company cash flow concerns, and as a result, provide that each executive shall be entitled to receive on the ultimate payment date an additional amount equal to 25% of the amount deferred.

Employee Stock Ownership Plan.  On December 31, 2012, the Company and DPC adopted an employee stock ownership plan, a tax-qualified retirement plan pursuant to which all employees of Venoco (including our executive officers) will generally have the ability to receive contributions that are invested primarily in DPC stock.

Perquisites and Other Compensation

We have provided, and intend to continue to maintain, relatively modest executive benefits and perquisites for our executive officers. However, the Compensation Committee in its discretion may revise, amend or add to our executive officers’ benefits and perquisites if it deems such action advisable.

Tax and Accounting Implications

Deductibility of Executive Compensation.  As part of its role, the Compensation Committee historically reviewed and considered the deductibility of executive compensation under Section 162(m) of the Code, which, prior to the going private transaction, made it such that we could not deduct compensation of more than $1.0 million in any tax year that was paid to certain individuals unless certain requirements were satisfied. Effective as of the going private transaction, Section 162(m) should no longer apply to us.

Accounting for Stock-Based Compensation.  We account for stock-based payments in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

Employment and Other Agreements

We have employment agreements with each of our executive officers pursuant to which the executive officer will receive benefits if his employment is terminated

(other than for misconduct) by our company, by the executive officer’s death or disability or in certain circumstances following a change in control. These arrangements reinforce and encourage our executive officers’ continued attention and dedication to their duties without the distraction arising from the possibility of a change in control of our company and are intended to facilitate a smooth transition in the event of a change in control of our company. In addition, these arrangements provide our executive officers with severance to help ease their financial transition from our company. The details and amounts of these benefits are described in “—Executive Officer Compensation in 2012—Potential Payments Upon Termination or Change in Control.”

Per the employment agreement entered into in connection with Mr. O’Donnell’s appointment as COO, we agreed to purchase his residence in Santa Barbara County, California in order to facilitate his relocation from California to Denver, Colorado. In February 2012, we purchased Mr. O’Donnell’s residence for the appraised value of $1,600,000 and we reimbursed him $135,275 for the capital loss he incurred on the sale. We also paid $9,245 in expenses related to the relocation of Mr. O’Donnell’s residence from California to Colorado.

Risk Considerations

The Compensation Committee and management have reviewed our compensation policies and practices and believe they encourage prudent business decisions and do not create or encourage excessive risks or risk taking that is reasonably likely to result in a material adverse impact on the Company.

Consideration of Shareholder Advisory Vote on Executive Compensation

At its 2011 annual meeting of shareholders, the Company held its first shareholder advisory vote on executive compensation. Over 99% of shares voted supported the advisory resolution to approve the compensation of the Company’s named executive officers and over 75% of shares voted to have advisory votes every three years, therefore, the resolutions were approved. Although the votes were non-binding, the Company, the Board and the Compensation Committee all pay close attention to the shareholders’ views regarding the Company’s executive compensation policies and decisions. The Compensation Committee reviewed the results of the vote and considered the high approval rate as an indication that our shareholders generally support the Company’s executive compensation philosophy, program and decisions.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of the Company, and, based on such review and discussion, have recommended to the Board inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Compensation Committee:

Joel L. Reed, Chairman
Richard S. Walker

Executive Officer Compensation in 2012

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and our other executive officers other than the principal executive officer and principal financial officer who were serving as executive officers as of December 31, 2012 (the “named executive officers”).

			Bonus
Name and Principal Position	Year	Salary ($)	Discretionary Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(5)	Total ($)
Timothy M. Marquez	2012	$750,000	150,000	$1,389,750	$2,918,199	$29,900	$5,237,849
Executive Chairman	2011	$745,000	—	$1,279,000	$4,679,448	$28,802	$6,732,250
	2010	$670,000	—	$609,700	$5,569,123	$28,117	$6,876,940
Edward J. O’Donnell	2012	$520,433	67,500	$1,250,775	$273,191	$44,397	$2,156,296
CEO	2011	$320,000	$7,240	$277,760	$418,613	$61,557	$1,085,170
	2010	$275,000	—	$125,125	$410,279	$57,865	$868,269
Timothy A. Ficker	2012	$427,275	$158,129	$558,876	$552,321	$43,904	$1,704,505
CFO	2011	$405,000	$13,900	$251,100	$874,169	$42,260	$1,586,429
	2010	$365,000	—	$118,625	$1,005,679	$44,438	$1,533,742
Terry L. Anderson	2012	$339,200	$141,904	$258,810	$372,418	$31,644	$1,143,976
General Counsel and	2011	$320,000	$13,600	$198,400	$591,403	$31,580	$1,154,983
Secretary	2010	$285,000	—	$92,625	$680,391	$31,048	$1,089,064
Mark A. DePuy	2012	$325,000	—	$283,400	$—	$28,236	$636,636
Vice President-Business	2011	$14,792	—	—	$173,000	$100,260	$288,052
Development and Acquisitions(4)

(1)                                 Amounts shown represent annual incentive bonus awards under the Senior Executive Bonus Plan, which are discussed in “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses.” Amounts for 2012 reflect cash compensation earned in 2012 but not paid until 2013.

(2)                                 Amounts shown (i) reflect the awards described in “—Compensation Discussion and Analysis — Elements of Compensation — Long Term Incentive Compensation — 2012 Long Term Incentive Grants” and (ii) do not reflect the Replacement Grants, which are discussed in “—Compensation Discussion and Analysis — Elements of Compensation — Long Term Incentive Compensation — Replacement Grants.” Amounts shown do not reflect compensation actually received by our executive officers or the actual value that may be recognized by the executive officers with respect to these awards in the future. Instead, the amounts shown are the grant date fair values determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements included in the Original Filing.

(3)                                 The number of restricted share units granted in 2012, which related to performance in 2011, was determined in reference to our average stock price during 2011 of $13.27. The number of restricted shares granted in 2011, which related to performance in 2010, was determined in reference to our average stock price during 2010 of $15.93. The number of restricted shares granted in 2010 was determined in reference to our average stock price in 2009 of $7.92. The amounts presented above are based on the grant date fair value, which was $8.33 for restricted share units granted in 2012, $17.83 for restricted shares granted in 2011, and $10.55 for restricted shares granted in 2010.

(4)                                 Mr. DePuy’s employment commenced effective December 15, 2011.

(5)                                 The amounts for 2012 entitled “All Other Compensation” are detailed in the following table:

Name	Qualified Retirement Plan Employer Match ($)	Premium Towards Health Insurance Plans ($)	Premium Towards Life Insurance Plans ($)	Secured Parking Fees ($)	Health Club Dues ($)	Other ($)
Timothy M. Marquez	$—	$22,838	$659	$3,240	$3,163	—	(a)
Edward J. O’Donnell	$14,750	$22,838	$659	$2,050	$—	4,100
Timothy A. Ficker	$14,750	$22,838	$659	$3,240	$2,417	—
Terry L. Anderson	$14,750	$15,030	$659	$—	$—	1,205
Mark A. DePuy	$—	$20,086	$659	$3,240	$2,632	1,619

(a)         In addition, we currently provide office space we are not using in our Denver, Colorado office to Mr. Marquez’s wife and four other persons. Mrs. Marquez, on a volunteer basis, assisted with the coordination of our charitable giving programs for 2012. Other activities conducted by those persons in that office space include performing services for other charitable institutions and conducting personal business for Mr. and Mrs. Marquez. Because such office space would otherwise be vacant, we believe that the aggregate incremental cost to our company is de minimis.

Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards under the Senior Executive Bonus Plan and the 2012 Plan to our named executive officers during 2012 and possible future payouts pursuant to those awards.

									Grant
									Date
									Fair
								All	Value
								Other	of
		Estimated Possible Payouts			Estimated Possible Payouts			Stock	Stock
		Under Non-Equity Incentive			Under Incentive			Awards:	and
		Plan Awards(1)			Plan Awards(2)			Number	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Shares	Awards ($)
Timothy M. Marquez	11/13/2012	—	$1,275,000	$2,550,000	—	350,324	420,389	—	$2,918,199
Edward J. O’Donnell	11/13/2012	—	$1,147,500	$2,295,000	—	32,796	39,355	—	$273,191
Timothy A. Ficker	11/13/2012	—	$512,730	$1,025,460	—	66,305	79,566	—	$552,321
Terry L. Anderson	11/13/2012	—	$237,440	$474,880	—	44,708	53,650	—	$372,418
Mark A. DePuy	11/13/2012	—	$260,000	$520,000	—	—	—	—	$—

(1)                                 Non-equity incentive awards consist of annual bonuses payable under the Senior Executive Bonus Plan. Amounts reported in the table represent estimates at the beginning of 2012 expected to be paid under performance guidelines established by the Compensation Committee. See “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Bonuses” for a discussion of payment criteria and actual awards paid.

(2)                                 Amounts shown reflect the awards described in “—Compensation Discussion and Analysis — Elements of Compensation — Long Term Incentive Compensation — 2012 Long Term Incentive Grants.”  The awards are subject to vesting requirements as described in that section.  Amounts shown do not reflect the Replacement Grants, which are discussed in “—Compensation Discussion and Analysis — Elements of Compensation — Long Term Incentive Compensation — Replacement Grants.”

Outstanding Equity Awards

The following table summarizes the holdings of all equity-based awards held by our named executive officers as of December 31, 2012, including the Replacement Grants. Each equity–based grant is shown separately for each named executive officer.

	Option Awards(1)				Stock Awards(2)
Name	Number of Units Underlying Options (#) Exercisable	Number of Units Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested($)
Timothy M. Marquez	596,132	131,970	$12.50	11/13/2022	1,340,874	$15,300,074
	131,224	131,224	$12.50	11/13/2022	—	—
Edward J. O’Donnell	11,739	11,739	$12.50	11/13/2022	105,085	$1,176,804
	47,730	9,722	$12.50	11/13/2022	—	—
	5,000	—	$12.50	3/26/2019	—	—
Timothy A. Ficker	24,514	24,514	$12.50	11/13/2022	271,246	$3,114,084
	122,482	53,831	$12.50	11/13/2022	—	—
	100,000	—	$14.97	3/19/2017	—	—
Terry L. Anderson	16,585	16,584	$12.50	11/13/2022	168,252	$1,916,718
	74,252	16,123	$12.50	11/13/2022	—	—
	77,500	—	$12.50	3/1/2015	—	—
Mark A. DePuy	6,250	18,750	$12.50	12/15/2021	18,750	$234,375

(1) Option awards include SARs granted under the 2012 Plan.

(2) Stock awards include RTR units at $12.50 per unit and 2012 LTI Grants in the form of, restricted share units. The restricted stock units are cash settled at the fair value of DPC shares.  Each of the named executive officers has agreed to defer a portion of certain related amounts due in 2013 as described in “—Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Compensation — Deferral of Restricted Stock Conversion Payout Amounts.”

Option Exercises and Stock Vested

The following table sets forth option exercises and cash outs that occurred during 2012 as well as restricted shares of our common stock held by our named executive officers that vested during fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Units Exercised	Value Realized on Exercise(1)	Number of Units Vested	Value Realized on Vesting(2)
Timothy M. Marquez	—	$—	—	$—
Edward J. O’Donnell	5,000	$9,150	—	$—
Timothy A. Ficker	—	$—	—	$—
Terry L. Anderson	77,500	$503,750	—	$—
Mark A. DePuy	—	$—	6,250	$78,125

(1)         Amounts include the cashout of existing stock options (all of which were vested) upon closing of the going private transaction for a cash payment equal to the then-existing “spread” inherent in the option (i.e., the excess, if any, of the merger consideration of $12.50 per share and the option exercise price, multiplied by the number of shares subject to the option).

(2)         Amounts reflect RTR units that were vested and paid in 2012 at a value equal to $12.50 per RTR unit.

Pension Benefits

We do not have any tax-qualified defined benefit plans or supplemental executive retirement plans that provide for payments or other benefits to our executive officers in connection with their retirement.

Non-Qualified Defined Contribution and Other Deferred Compensation Plans

We did not in 2012 have any non-qualified defined contribution plan or other deferred compensation plans that provide for payments or other benefits to our executive officers.

Potential Payments Upon Termination or Change in Control/Golden Parachute Compensation

The table below reflects estimated amounts of compensation payable by us to each of our named executive officers upon their termination of employment with us. The amounts shown assume that such termination was effective as of December 31, 2012 (except with respect to Mr. Anderson as noted below), and thus include amounts earned through such time and are estimates of the amounts which would be paid out to our executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such executive officer’s termination.  Mr. Anderson’s employment agreement expired pursuant to its terms in 2012 but was reinstated on substantially the same terms in April 2013.  The table below shows amounts for Mr. Anderson as if his employment agreement had been in effect on December 31, 2012.

Regardless of the manner in which an executive officer terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•                  non-equity incentive compensation earned during the fiscal year, to the extent vested;

•                  long-term incentive awards, to the extent vested (if an executive officer is terminated for misconduct, SARs, whether vested or unvested, are generally cancelled at the date of termination);

•                  amounts contributed and vested under our qualified retirement plans; and

•                  unused vacation pay.

If we terminate an executive officer’s employment for a reason other than change in control, death, disability or such executive officer’s misconduct, then we will pay him a lump sum in cash equal to two times the sum of (i) his base compensation and (ii) an amount equal to the greater of a specified dollar amount or the highest incentive award paid or payable during the three years preceding his termination of employment.

However, if we terminate an executive officer’s employment for a reason relating to a change in control of our company, his death or disability, or if he terminates employment for good reason in conjunction with a change in control, then such executive officer will receive:

•                  a cash lump-sum payment equal to three times the sum of:

•                  the executive officer’s base salary;

•                  an amount equal to the highest incentive award paid or payable to the executive officer under our incentive compensation plans during the current year and the three years prior to termination; and

•                  an amount equal to the maximum contribution allowed under our qualified retirement plan; and

•                  life, disability, accident and group health insurance benefits for the 36-month period following the executive officer’s termination, except that such premiums charged to the executive officer cannot exceed the premiums he paid while an active employee of our company, and if any benefit is taxable to him, we will make him whole on a net after-tax basis; and

•                  the opportunity to cancel all of his outstanding share-based awards then held by him for a lump sum in cash equal to the sum of the value of all such awards, calculated as though all required goals had been achieved.

A “change in control” of the Company is generally deemed to occur under the employment agreements if (i) any person or group other than Timothy Marquez (or a member of his family) becomes a beneficial owner of more than 50% of our voting stock, (ii) our stockholders approve a plan to liquidate us or to sell all or substantially all of our assets or (iii) Mr. Marquez (together with members of his family) is no longer the largest beneficial owner of our voting securities and is no longer our CEO or Chairman. The completion of the going private transaction was not deemed a change in control for purposes of the employment agreements.

Name	Event	Cash Severance Payment ($)	Cashout of Stock-Based Awards/Accelerated Vesting ($)(1)	Continuation of Medical/Welfare Benefits (present value) ($)	Total ($)
Timothy M. Marquez	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$4,279,500	$9,091,950	70,713	$13,442,163
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$6,470,250	$15,300,074	70,713	$21,841,037
Edward J. O’Donnell	Voluntary Termination and Termination For Misconduct:	$—	$—	—	$—
	Involuntary Termination Not For Misconduct:	$3,885,550	$635,350	70,713	$4,591,613
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$5,828,325	$1,176,803	70,713	$7,075,841
Timothy A. Ficker	Voluntary Termination and Termination For Misconduct:	$—	$—	—	$—
	Involuntary Termination Not For Misconduct:	$2,062,190	$1,582,450	70,713	$3,715,353
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$3,093,285	$3,114,083	70,713	$6,278,081
Terry L. Anderson	Voluntary Termination and Termination For Misconduct:	$—	$—	$—	$—
	Involuntary Termination Not For Misconduct:	$1,355,900	$1,135,463	40,970	$2,532,333
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$2,033,850	$1,544,300	40,970	$3,619,120
Mark A. DePuy	Voluntary Termination and Termination For Misconduct:	$—	$—	—	$—
	Involuntary Termination Not For Misconduct:	$1,250,800	$—	54,204	$1,305,004
	Involuntary or Good Reason Termination (Change-in-Control)(2), Disability, or Death:	$1,876,200	$156,188	54,204	$2,086,592

(1)                                 Under the applicable employment agreements with our executive officers, each has a right in certain instances relating to termination of employment to require us to cancel all his outstanding stock based awards in exchange for a lump sum amount of cash equal to the “spread” inherent in each option/SAR and the value of each equity grant, calculated as though all required goals had been achieved. The amounts shown also reflect where applicable the assumed value of awards vested following an involuntary termination not for misconduct. All SARs held by Messrs. O’Donnell and Ficker are fully vested at December 31, 2012, and therefore the events of termination as described above would not provide any additional benefit that the relevant executive does not already possess. As such, the value of these SARs is not presented in the table above.

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

Director Compensation

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board. Cash payments to our directors for service during 2012 and 2013 are summarized in the following table.

	2012	2013
Annual Retainer	$45,000	$55,000
Board Meeting Fees	$2,000	$1,500
Committee Meeting Fees	$1,500	$1,000
Lead Director	$10,000	$10,000
Audit Committee Chair	$15,000	$17,500
Audit Committee Members	$5,000	$5,000
Compensation Committee Chair	$12,000	$15,000
Compensation Committee Members	$2,500	$4,000
Special Committee Chair (per month)	$20,000	$—
Special Committee Members (per month)	$10,000	$—

In some circumstances committee members may be compensated for time directly spent on committee matters other than attendance at meetings, in amounts not to exceed $3,000 per quarter. During 2012, both non-employee directors were members of the special committee formed to consider the going private transaction (the “Special Committee”). Directors who are our employees receive no compensation for their services as director.

Director Summary Compensation Table

The following table summarizes the compensation earned by our non-employee directors during 2012.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Total ($)
Joel L. Reed	196,625	191,863	388,488
Richard Walker	299,500	109,513	409,013
Bill Scoggins	162,125	109,513	271,638
Donna Lucas	164,125	109,513	273,638
John C McFarland	190,375	191,863	382,238
Mark A. Snell	175,750	109,513	285,263

(1)                                 Mr. Marquez is not included in this table because he is an employee and therefore receives no compensation for his services as a director. The compensation received by Mr. Marquez as an employee is shown in “—Executive Officer Compensation in 2012—Summary Compensation Table.”

(2)                                 Included in “Fees Earned or Paid in Cash” are amounts earned in 2012 related to the directors’ service on the Special Committee. Mr. Walker served as chair of the Special Committee and earned $180,000 in 2012 and all other non-employee directors earned $90,000 in 2012 for their services on the Special Committee.

Compensation Committee Interlocks and Insider Participation

We had no compensation committee interlocks with any entity in 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2012, all of the Company’s share based awards are settled solely in cash.

Security Ownership of Certain Beneficial Owners and Management

Our sole stockholder of record is DPC.  Mr. Marquez has informed us that he is the CEO, President and sole director of DPC, and that he and his wife Bernadette Marquez own, through a family trust (the “Marquez Trust”), approximately  95% of the outstanding shares of DPC. A foundation controlled by Mr. and  Mrs. Marquez (the “Marquez Foundation”) owns an additional 5% of such common stock.  Accordingly, because Mr. and Mrs. Marquez control DPC, they may be deemed to beneficially own all of our outstanding common stock under applicable SEC rules. The business address of Mr. and Mrs. Marquez is c/o Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado 80202-1370.  DPC has pledged all of our outstanding common stock pursuant to debt agreements it entered into in connection with the financing of the going private transaction.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Board has determined that, other than Mr. Marquez, each member of the Board is independent under the Categorical Standards. See “Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence and Categorical Standards.”

Transactions with Related Persons

Policy Regarding Related Person Transactions

The Audit Committee has adopted a written policy regarding the review and approval of transactions between us and any “related person.” Under the policy, related persons include our directors and executive officers, holders of five percent or more of our common stock, immediate family members of any of those persons and any entities in which any of the foregoing persons hold a significant interest. The policy applies to any “related person transaction,” which is generally defined as any transaction involving us and a related person where the amount involved exceeds $20,000, subject to some exceptions, including for (i) transactions in which the interest of the related person arises solely from his or her ownership of our common stock and all stockholders participate in the transaction on a pro rata basis and (ii) compensation-related transactions that are approved or recommended by the Compensation Committee.

The policy provides that when a related person transaction is proposed, the Audit Committee will consider all material information relating to the transaction and the related person’s relationship with us, and will approve the transaction only if it is in, or not inconsistent with, the best interests of us and our stockholders to do so. In circumstances where it is not practicable or desirable to wait until the next Audit Committee meeting, the Chairman of the committee may review the transaction, applying the same standard. In the event our CEO, CFO or General Counsel becomes aware of a related person transaction that was not previously approved or ratified under the policy, the Audit Committee (or the Chairman) will review the transactions and evaluate all available options, including ratification, amendment, termination or rescission of the transaction. Except as otherwise indicated, each of the transactions described in “—Related Transactions” were reviewed and approved pursuant to the policy.

Related Transactions

Going Private Transaction.   The Special Committee, consisting of all independent members then on the Board, was formed in August 2011 in connection with the going private transaction to consider Mr. Marquez’s proposal with respect to the transaction and third party alternatives. In January 2012, the Company entered into a definitive merger agreement with Mr. Marquez and certain of his affiliates pursuant to which he would acquire all shares of the Company of which he was not the beneficial owner for $12.50 per share in cash. In June 2012, the Company’s shareholders (including a majority of the unaffiliated shareholders) approved the merger and the merger closed in October 2012.  The Special Committee, rather than the Audit Committee, reviewed and approved this transaction.

Office Building Lease.    We previously leased an office building from 6267 Carpinteria Avenue, LLC, an entity owned by the Marquez Trust, for a term through 2019. In addition to rent payments, we are also responsible for reimbursing 6267 Carpinteria Avenue, LLC for certain building operating expenses. We paid approximately $1.2 million to 6267 Carpinteria Avenue, LLC in rent payments pursuant to the lease in 2012. The Audit Committee reviewed and approved the 2012 payments pursuant to the policy.  In March 2013, the building was sold to an independent third party and the lease terms were modified at closing under similar terms through 2023.

Aircraft Lease Agreement.    In 2011, we entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred approximately $1.2 million of costs related to the agreement in 2012 and we incurred approximately $0.2 million of costs related to the agreement during the first quarter of 2013.

Registration Rights Agreement.    We entered into a registration rights agreement with the Marquez Trust in August 2006. Pursuant to the agreement, the trust has the right to demand that we register for resale some or all of its shares under the Securities Act of 1933, and will have the right to include some or all of its shares in registration statements we file, in each case subject to certain customary conditions. The trust had the right to cause us to effect up to three registrations on Form S-1 and an unlimited number of registrations on Form S-3. In May 2007, we amended the agreement to permit the Marquez Foundation to include shares of our common stock in the registration statement on Form S-3 that was declared effective by the SEC in June 2007. Neither the Marquez Trust nor the Marquez Foundation exercised any registration rights under the agreement in 2012. The agreement was initially entered into prior to the adoption of our related person transaction policy, but the amendment was reviewed and approved pursuant to the policy.

Item 14.    Principal Accounting Fees and Services

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed for the indicated services performed by Ernst & Young LLP for the 2011 and 2012 fiscal years.

	2011	2012
Audit fees(1)	$649,800	$596,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	139,610
Total	$649,800	$735,610

(1) Audit fees include fees for the year-end audit and related quarterly reviews, issuance of comfort letters and consents.

Audit Committee Pre-Approval Policy

The charter of the Audit Committee includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and permissible non-audit services, subject to any exception under Section 10A of the Exchange Act and the rules promulgated thereunder. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full committee at its next scheduled meeting. All of the services described in “Fees Paid to Principal Accountants” were approved by the Audit Committee pursuant to its pre-approval policies as in effect as of the relevant times.

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

VENOCO, INC.

By:	/s/ EDWARD J. O’DONNELL
Name:	Edward J. O’Donnell
Title:	Chief Executive Officer
Date:	April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. O’DONNELL	Chief Executive Officer	April 30, 2013
Edward J. O’Donnell	(Principal Executive Officer)

/s/ TIMOTHY A. FICKER	Chief Financial Officer	April 30, 2013
Timothy A. Ficker	(Principal Financial Officer)

/s/ DOUGLAS J. GRIGGS	Chief Accounting Officer	April 30, 2013
Douglas J. Griggs	(Principal Accounting Officer)

/s/ TIMOTHY M. MARQUEZ		April 30, 2013
Timothy M. Marquez	Director

/s/ JOEL L. REED		April 30, 2013
Joel L. Reed	Director

/s/ RICHARD S. WALKER		April 30, 2013
Richard S. Walker	Director