Form 10-Q
period 2013-03-31
Venoco, Inc.
filed 2013-05-14
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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

        On October 3, 2012, the issuer completed a going private transaction as a result of which its common stock is currently held by a single stockholder and was deregistered under the Securities Exchange Act of 1934.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, and our future compliance with covenants under our debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and our Annual Report on Form 10-K for the year ended December 31, 2012 and such things as:

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
  our ability to replace our reserves;

  •
  risks arising out of our hedging transactions;

  •
  our inability to access oil and natural gas markets due to operational impediments;

  •
  uninsured or underinsured losses in, or operational problems affecting, our operations;

  •
  inaccuracy in reserve estimates and expected production rates;

  •
  risks associated with litigation, arbitration or other legal proceedings that we are involved in, including the costs of participating in those proceedings and the risk of adverse outcomes;

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended March 31, 2013

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares)

	December 31, 2012	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$643
Accounts receivable	108,356	32,031
Inventories	5,101	5,396
Other current assets	4,448	3,771
Commodity derivatives	153	349

Total current assets	171,876	42,190

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,927,259	1,930,283
Unproved	16,165	15,958
Accumulated depletion	(1,311,898)	(1,322,715)

Net oil and gas properties	631,526	623,526
Other property and equipment, net of accumulated depreciation and amortization of $15,176 and $15,931 at December 31, 2012 and March 31, 2013, respectively	17,076	17,121

Net property, plant and equipment	648,602	640,647

OTHER ASSETS:
Commodity derivatives	—	560
Deferred loan costs	21,569	15,654
Other	4,034	5,251

Total other assets	25,603	21,465

TOTAL ASSETS	$846,081	$704,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104,494	$—
Accounts payable and accrued liabilities	57,315	40,532
Interest payable	27,862	14,145
Commodity derivatives	20,607	13,696
Share-based compensation	10,424	14,349

Total current liabilities	220,702	82,722

LONG-TERM DEBT	849,190	862,931
COMMODITY DERIVATIVES	20,287	15,186
ASSET RETIREMENT OBLIGATIONS	41,119	37,609
SHARE-BASED COMPENSATION	10,441	5,764

Total liabilities	1,141,739	1,004,212

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 29,936,378 shares issued and outstanding at December 31, 2012 and March 31, 2013)	299	299
Additional paid-in capital	124,358	124,349
Retained earnings (accumulated deficit)	(420,315)	(424,558)

Total stockholders' equity	(295,658)	(299,910)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,081	$704,302

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2013
REVENUES:
Oil and natural gas sales	$83,388	$85,959
Other	1,975	1,304

Total revenues	85,363	87,263
EXPENSES:
Lease operating expense	24,450	18,531
Property and production taxes	1,615	1,127
Transportation expense	4,412	38
Depletion, depreciation and amortization	22,254	11,572
Accretion of asset retirement obligations	1,391	656
General and administrative, net of amounts capitalized	12,361	14,975

Total expenses	66,483	46,899

Income from operations	18,880	40,364
FINANCING COSTS AND OTHER:
Interest expense, net	15,711	18,854
Amortization of deferred loan costs	569	1,113
Loss on extinguishment of debt	—	21,297
Commodity derivative losses (gains), net	30,538	3,343

Total financing costs and other	46,818	44,607

Income (loss) before income taxes	(27,938)	(4,243)
Income tax provision (benefit)	—	—

Net income (loss)	$(27,938)	$(4,243)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$124,358	$(420,315)	$(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Net income (loss)	—	—	—	(4,243)	(4,243)

BALANCE AT MARCH 31, 2013	29,936	$299	$124,349	$(424,558)	$(299,910)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,938)	$(4,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	22,254	11,572
Accretion of asset retirement obligations	1,391	656
Share-based compensation	1,540	—
Amortization of deferred loan costs	569	1,113
Loss on extinguishment of debt	—	21,297
Amortization of bond discounts and other	183	360
Unrealized commodity derivative (gains) losses and amortization of premiums	71,634	(11,274)
Changes in operating assets and liabilities:
Accounts receivable	207	(825)
Inventories	511	(295)
Other current assets	329	609
Other assets	(1,938)	(1,217)
Accounts payable and accrued liabilities	(14,154)	(22,274)
Share-based compensation liabilities	—	(752)
Net premiums paid on derivative contracts	—	(1,494)

Net cash provided by (used in) operating activities	54,588	(6,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(69,184)	(28,574)
Acquisitions of oil and natural gas properties	(54)	(26)
Expenditures for drilling equipment	(496)	(1,498)
Expenditures for other property and equipment	—	(133)
Proceeds from sale of oil and natural gas properties	—	91,372

Net cash provided by (used in) investing activities	(69,734)	61,141

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	80,000	250,000
Principal payments on long-term debt	(73,000)	(347,000)
Premium paid to pay down debt	—	(9,450)
Payments for deferred loan costs	(67)	(1,090)
Proceeds from stock incentive plans and other	71	—
Going private share repurchase costs	—	(9)

Net cash provided by (used in) financing activities	7,004	(107,549)

Net (decrease) increase in cash and cash equivalents	(8,142)	(53,175)
Cash and cash equivalents, beginning of period	8,165	53,818

Cash and cash equivalents, end of period	$23	$643

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$31,201	$32,211
Cash paid (received) for income taxes	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(8,361)	$(8,227)

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

        Recent Events    On March 28, 2013, the Company entered into an amendment to its revolving credit agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base increased from $175 million to $270 million. The Company borrowed an additional $107 million under the facility and used those funds to repay all amounts outstanding under its second lien term loan facility. Details regarding each of the agreements are provided in the long-term debt footnote.

        Liquidity    The Company was in compliance with all debt covenants at March 31, 2013. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants that step down over time has increased debt-related risks. These include risks that the Company may default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. The Company recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. The Company believes that it will be in compliance with its amended debt covenants in the next four quarters. However, the Company currently projects that the margin by which it will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow as of September 30, 2013 and December 31, 2013. Due to various operational risks and commodity pricing risks, there can be no assurances that the Company will remain in compliance with this covenant or other covenants in its debt agreements.

        In addition, the Company's sole stockholder, Denver Parent Corporation ("DPC") incurred $60 million of indebtedness in connection with the completion of the going private transaction. That indebtedness is secured by a pledge of all of the common stock of Venoco. If a default occurred and the lenders foreclosed on that stock, a change of control of Venoco would likely occur. Such a change of control could constitute an event of default under our revolving credit facility, and could obligate us to make an offer to purchase the Company's senior notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In that circumstance, the Company may not be able to obtain sufficient funds to satisfy its obligations under the revolving credit agreement and the notes indentures in a timely manner or at all. DPC recently amended its debt agreement to include more favorable financial covenant requirements in future periods which are generally similar to, but less restrictive than, those contained in the Company's revolving credit facility.

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

that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2012 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

        The Company has net operating loss carryovers as of December 31, 2012 of $394.5 million for federal income tax purposes as a result of losses incurred before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led the Company to provide a full valuation allowance against its net deferred tax assets at December 31, 2012 and March 31, 2013 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

        Recently Issued Accounting Standards    In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued to facilitate comparison between U.S. GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing U.S. GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations, other than enhanced disclosures regarding its derivative instruments.

        In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have a significant impact on the Company's consolidated financial statements.

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, as of March 31, 2013, all but $9.9 million had been released. The balance of funds were released by May 1, 2013 upon receipt of all consents. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on its second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Revolving credit agreement due March 2016	$—	$218,000
Second lien term loan due June 2017 (face value $315,000)	308,960	—
11.50% senior notes due October 2017 (face value $150,000)	144,724	144,931
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	953,684	862,931
Less: current portion of long-term debt	(104,494)	—

Long-term debt, net of current portion	$849,190	$862,931

        Revolving Credit Facility.    In March 2013, the Company entered into an amendment to the fifth amended and restated credit agreement which maintained the maximum size of its revolving credit facility at $500 million and the maturity date of the facility at March 31, 2016. With the amendment, the borrowing base, which is subject to redetermination twice each year, and may be redetermined at other times at the Company's request or at the request of the lenders, was increased from $175 million to $270 million. Also, certain financial covenants were changed. The availability under the facility is limited to the commitments of the participating lenders, which total $268 million. The Company borrowed an additional $107 million under the facility contemporaneously with entering into the amendment, and used those funds to repay all amounts outstanding under the second lien term loan. The credit facility is secured by a first priority lien on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of the Company's subsidiaries, and is unconditionally guaranteed by each of the Company's subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures the Company's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that the Company's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict the Company's ability to incur indebtedness and financial covenants that require the Company to maintain specified ratios of current assets to current liabilities, debt to EBITDA, secured debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures the Company can incur related to the onshore Monterey project when the debt to EBITDA ratio exceeds 3.75 to 1.00.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of May 13, 2013, the Company had $214.0 million outstanding on the facility and had available borrowing capacity of $50.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

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

        The Company was in compliance with all debt covenants at March 31, 2013.

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        Commodity Derivative Agreements.    The Company utilizes swap and collar agreements and option contracts to hedge the effect of price changes on a portion of its future oil production. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future revenues from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions. The Company may use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At March 31, 2013, the balance of unamortized net derivative premiums paid was $11.5 million, of which $3.0 million, $4.8 million and $3.7 million will be amortized in 2013, 2014 and 2015, respectively.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations during the three months ended as follows (in thousands):

	March 31,
	2012	2013
Realized commodity derivative losses (gains)	$(41,096)	$14,617
Amortization of commodity derivative premiums	7,795	949
Unrealized commodity derivative losses (gains) for changes in fair value	63,839	(12,223)

Commodity derivative losses (gains), net	$30,538	$3,343

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company settled all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. In February 2013, the Company settled 25%, or 975 barrels per day, of oil basis swaps and incurred a realized loss of $2.1 million. The total amount paid to settle derivative contracts in the first quarter of 2013 was $5.9 million. In the first quarter of 2012, the Company unwound certain of its then existing oil and natural gas derivative contracts realizing gains of $41.2 million.

        As of March 31, 2013, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index' Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
April 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        The Company has also entered into certain oil basis swaps. The swaps fix the differential between the WTI crude price index and Brent. Historically, the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to the Company have tracked

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

more closely with Brent prices than to WTI. The Company's basis swaps as of March 31, 2013 are presented below:

	Oil Basis Swaps (NYMEX WTI)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)
Basis Swaps:
April 1 - December 31, 2013	Brent Crude	2,925	$5.88

        In April 2013, the Company settled the remainder of the oil basis swaps paying $3.6 million.

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 are summarized below. The net fair value of the Company's derivatives changed by $12.7 million from a net liability of $40.7 million at December 31, 2012 to a net liability of $28.0 million at March 31, 2013, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2013. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as hedging instruments. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2012	March 31, 2013
Current Assets—Commodity derivatives:
Oil derivative contracts	$153	$349
Other Assets—Commodity derivatives:
Oil derivative contracts	—	560
Current Liabilities—Commodity derivatives:
Oil derivative contracts	(19,817)	(13,696)
Gas derivative contracts	(790)	—

	(20,607)	(13,696)

Commodity derivatives:
Oil derivative contracts	(17,482)	(15,186)
Gas derivative contracts	(2,805)	—

	(20,287)	(15,186)

Net derivative asset (liability)	$(40,741)	$(27,973)

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

        The following table summarizes the activities for the Company's asset retirement obligations for the three months ended March 31, 2012 and 2013 (in thousands):

	March 31,
	2012	2013
Asset retirement obligations at beginning of period	$92,508	$43,319
Revisions of estimated liabilities	(273)	(332)
Liabilities incurred or acquired	461	—
Liabilities settled or disposed	—	(3,834)
Accretion expense	1,391	656

Asset retirement obligations at end of period	94,087	39,809
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(2,200)

Long-term asset retirement obligations	$93,587	$37,609

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $3.8 million during the first quarter of 2013 primarily relate to the Sacramento Basin asset sale.

        The Company retained asset retirement obligations of $3.3 million at March 31, 2013 for certain properties included in the Sacramento Basin asset sale for which title transfer was then pending the receipt of necessary consents.

6. CAPITAL STOCK

        On October 3, 2012, Timothy Marquez, Venoco's former CEO and currently its Executive Chairman, completed a transaction whereby he, through an affiliate, acquired all of the outstanding stock of the Company he did not beneficially own for $12.50 per share. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by DPC, an entity owned and controlled by Mr. Marquez and his affiliates. In connection with the going private transaction, all of the 29,936,378 shares of Venoco stock outstanding following the merger are pledged as security for debt of DPC, which was incurred in connection with the going private transaction. At closing, all then-outstanding shares of common stock, other than shares owned and controlled by Mr. Marquez and

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. CAPITAL STOCK (Continued)

his affiliates, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

7. SHARE-BASED PAYMENTS

        In connection with the going private transaction, all of the Company's equity based awards, which consisted of restricted share awards and stock option awards, were converted into cash settlement awards as follows:

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

  •
  All previously granted stock option awards, which had a maximum life of ten years, were fully vested at December 31, 2011. Holders of in-the-money options were paid the difference between $12.50 per share and the original exercise price and replacement share appreciation rights (SARs) were granted to these holders with an exercise price of $12.50 per share. Holders of options with an original exercise price greater than $12.50 were cancelled and replacement SARs were granted at the original exercise price. These SAR awards are 100% vested on the grant date and retain the original option award termination date.

        After the going private transaction, the Company granted the following cash settlement or liability awards to officers, directors and certain employees of the Company:

  •
  Restricted share unit awards (RSUs) that generally vest over a four year service period beginning April 1, 2013. At each vesting date, holders of the RSUs are paid the fair value of DPC common stock. The estimated fair value of the award is recognized as expense over the requisite service period and fair values are remeasured for unvested awards at each reporting date until the date of settlement.

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

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

common stock granted to each participant is based on the total amount of the discretionary contribution to the participant each year, divided by the fair market value of DPC common stock on the valuation date as determined by an independent appraiser. ESOP restricted share units generally vest over a four year period beginning with the participant's hire date or the date of the adoption of the ESOP, whichever is later. The value of participants' accounts is determined based on an appraisal, performed at least annually, of the fair market value of DPC common stock. Participants may begin making withdrawals from their accounts upon separation from the Company or upon reaching normal retirement age as determined by the Internal Revenue Code.

        The following summarizes the Company's cash settlement awards granted during the three months ended March 31, 2013:

	Rights to Receive	Weighted Average Grant-Date Fair Value	Restricted Share Units	Weighted Average Grant-Date Fair Value	Share Appreciation Rights	Weighted Average Grant-Date Fair Value	Employee Stock Ownership Plan	Weighted Average Grant-Date Fair Value
Outstanding, start of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21	—	$—
Granted	—	$—	170,599	$8.33	604,215	$4.06	214,555	$8.33
Vested or exercised	(681,051)	$12.50	—	$—	—	$—	—	$—
Cancelled	(31,463)	$12.50	—	$8.33	(83,494)	$2.24	—	$—

Outstanding, end of period	1,409,323		1,162,014		3,831,641		214,555

Exercisable, end of period					1,105,589
Aggregate intrinsic value of SARs exercisable					$—

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

        The following assumptions were used during the first quarter of 2013 to compute the grant date fair value of SARs:

March 31, 2013
Expected lives	1.0 - 6.5 years
Risk free interest rates	0.14% - 1.16%
Estimated volatilities	45% - 60%
Dividend yield	0.0%

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The Company calculated the expected life of units granted using the "simplified method" set forth in Staff Accounting Bulletin 107 (average of vesting period and term of the option). For deep out-of-the-money SARs where the derived service period is materially longer than the explicit service period, the requisite service period is based on the derived service period. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of other public companies with characteristics similar to the Company for the past seven years.

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

        The composition of the share-based compensation liability at March 31, 2013 is as follows (in thousands):

	March 31, 2013
	Current Liability	Long Term Liability	Total Liability
Rights to receive	$11,459	$—	$11,459
Restricted share units	2,890	—	2,890
Share appreciation rights	—	5,640	5,640
ESOP	—	124	124

Total share-based compensation liability	$14,349	$5,764	$20,113

        At the Company's request, certain officers and directors have agreed to delay receipt of payment until January 2014 for a portion of their RTR awards that were due to be paid in early 2013.

        The Company recognized total share-based compensation costs during the three months ended is as follows (in thousands):

	March 31,
	2012	2013
General and administrative expense	$2,220	$7,645
Oil and natural gas production expense	320	634

Total share-based compensation costs	2,540	8,279
Less: share-based compensation costs capitalized	(1,000)	(1,830)

Share-based compensation expense, net	$1,540	$6,449

        As of March 31, 2013, there was $30.0 million of total unrecognized compensation cost, which is expected to be amortized over a period of 3.75 years.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of March 31, 2013
Assets (Liabilities):
Commodity derivative contracts	$—	$909	$—	$909
Commodity derivative contracts	—	(28,882)	—	(28,882)
Share-based compensation	—	—	(8,654)	(8,654)

        The Company's commodity derivative instruments consist primarily of swaps, collars and option contracts for oil. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. FAIR VALUE MEASUREMENTS (Continued)

fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk. The Company utilizes the relevant counterparty valuations to assess the reasonableness of the calculated fair values.

        Share-based compensation.    The Company's current share-based compensation liability includes a liability for restricted share unit awards (RSUs), share appreciation rights (SARs) and employee stock ownership plan unit awards (ESOP). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for these cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. Inputs for determining the fair market value of this instrument are unobservable and are therefore classified as Level 3 inputs. The Company utilizes various valuation methods for determining the fair market value of this instrument including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. The Company's estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to the Company's operations and reserve characteristics. While some inputs to the Company's calculation of fair value of DPC shares are from published sources, others, such as reserve values, the discount rate and expected future cash flows, are derived from the Company's own calculations and estimates. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

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

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy for the three months ended March 31, 2012 and 2013 (in thousands):

	March 31, 2012	March 31, 2013
Fair value liability, beginning of period	$—	$(3,091)
Transfers (in) out of Level 3(1)	—	(4,012)
Change in fair value of Level 3	—	(1,551)

Fair value liability, end of period	$—	$(8,654)

(1)
The transfer in of Level 3 liability during the first quarter of 2013 is due to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees.

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

	December 31, 2012		March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement	$—	$—	$218,000	$218,000
Second lien term loan	308,960	322,088	—	—
11.50% senior notes	144,724	155,625	144,931	160,875
8.875% senior notes	500,000	468,625	500,000	493,750

9. CONTINGENCIES

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

        Denbury Arbitration—In January 2013 the Company and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury Resources, Inc. ("Denbury") through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES (Continued)

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of March 31, 2013. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT DECEMBER 31, 2012 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$—	$—	$—	$53,818
Accounts receivable	109,308	99	(1,051)	—	108,356
Inventories	5,101	—	—	—	5,101
Other current assets	4,448	—	—	—	4,448
Commodity derivatives	153	—	—	—	153

TOTAL CURRENT ASSETS	172,828	99	(1,051)	—	171,876

PROPERTY, PLANT & EQUIPMENT, NET	812,723	(184,155)	20,034	—	648,602
INVESTMENTS IN AFFILIATES	541,141	—	—	(541,141)	—
OTHER	25,543	60	—	—	25,603

TOTAL ASSETS	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,315	$—	$—	$—	$57,315
Interest payable	27,862	—	—	—	27,862
Current portion of long-term debt	104,494	—	—	—	104,494
Commodity derivatives	20,607	—	—	—	20,607
Share-based compensation	10,424	—	—	—	10,424

TOTAL CURRENT LIABILITIES:	220,702	—	—	—	220,702

LONG-TERM DEBT	849,190	—	—	—	849,190
COMMODITY DERIVATIVES	20,287	—	—	—	20,287
ASSET RETIREMENT OBLIGATIONS	39,003	1,407	709	—	41,119
SHARE-BASED COMPENSATION	10,441	—	—	—	10,441
INTERCOMPANY PAYABLES (RECEIVABLES)	708,270	(653,163)	(55,107)	—	—

TOTAL LIABILITIES	1,847,893	(651,756)	(54,398)	—	1,141,739

TOTAL STOCKHOLDERS' EQUITY	(295,658)	467,760	73,381	(541,141)	(295,658)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,552,235	$(183,996)	$18,983	$(541,141)	$846,081

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT MARCH 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$643	$—	$—	$—	$643
Accounts receivable	33,131	104	(1,204)	—	32,031
Inventories	5,396	—	—	—	5,396
Other current assets	3,771	—	—	—	3,771
Commodity derivatives	349	—	—	—	349

TOTAL CURRENT ASSETS	43,290	104	(1,204)	—	42,190

PROPERTY, PLANT & EQUIPMENT, NET	804,990	(184,177)	19,834	—	640,647
COMMODITY DERIVATIVES	560	—	—	—	560
INVESTMENTS IN AFFILIATES	544,797	—	—	(544,797)	—
OTHER	20,845	60	—	—	20,905

TOTAL ASSETS	$1,414,482	$(184,013)	$18,630	$(544,797)	$704,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,532	$—	$—	$—	$40,532
Interest payable	14,145	—	—	—	14,145
Commodity derivatives	13,696	—	—	—	13,696
Share-based compensation	14,349	—	—	—	14,349

TOTAL CURRENT LIABILITIES:	82,722	—	—	—	82,722

LONG-TERM DEBT	862,931	—	—	—	862,931
COMMODITY DERIVATIVES	15,186	—	—	—	15,186
ASSET RETIREMENT OBLIGATIONS	35,454	1,436	719	—	37,609
SHARE-BASED COMPENSATION	5,764	—	—	—	5,764
INTERCOMPANY PAYABLES (RECEIVABLES)	712,335	(653,450)	(58,885)	—	—

TOTAL LIABILITIES	1,714,392	(652,014)	(58,166)	—	1,004,212

TOTAL STOCKHOLDERS' EQUITY	(299,910)	468,001	76,796	(544,797)	(299,910)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,414,482	$(184,013)	$18,630	$(544,797)	$704,302

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$83,015	$373	$—	$—	$83,388
Other	1,485	13	2,228	(1,751)	1,975

Total revenues	84,500	386	2,228	(1,751)	85,363

EXPENSES:
Lease operating expenses	24,057	20	373	—	24,450
Property and production taxes	1,615	—	—	—	1,615
Transportation expense	6,076	—	—	(1,664)	4,412
Depletion, depreciation and amortization	22,083	26	145	—	22,254
Accretion of asset retirement obligations	1,348	34	9	—	1,391
General and administrative, net of amounts capitalized	12,323	—	125	(87)	12,361

Total expenses	67,502	80	652	(1,751)	66,483

Income (loss) from operations	16,998	306	1,576	—	18,880

FINANCING COSTS AND OTHER:
Interest expense, net	16,664	—	(953)	—	15,711
Amortization of deferred loan costs	569	—	—	—	569
Commodity derivative losses (gains), net	30,538	—	—	—	30,538

Total financing costs and other	47,771	—	(953)	—	46,818

Equity in subsidiary income	1,758	—	—	(1,758)	—

Income (loss) before income taxes	(29,015)	306	2,529	(1,758)	(27,938)
Income tax provision (benefit)	(1,077)	116	961	—	—

Net income (loss)	$(27,938)	$190	$1,568	$(1,758)	$(27,938)

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$85,649	$310	$—	$—	$85,959
Other	709	—	3,271	(2,676)	1,304

Total revenues	86,358	310	3,271	(2,676)	87,263

EXPENSES:
Lease operating expense	17,887	12	632	—	18,531
Property and production taxes	1,127	—	—	—	1,127
Transportation expense	2,618	3	—	(2,583)	38
Depletion, depreciation and amortization	11,339	26	207	—	11,572
Accretion of asset retirement obligations	618	28	10	—	656
General and administrative, net of amounts capitalized	14,931	—	137	(93)	14,975

Total expenses	48,520	69	986	(2,676)	46,899

Income from operations	37,838	241	2,285	—	40,364

FINANCING COSTS AND OTHER:
Interest expense, net	19,982	—	(1,128)	—	18,854
Amortization of deferred loan costs	1,113	—	—	—	1,113
Loss on extinguishment of debt	21,297	—	—	—	21,297
Commodity derivative losses (gains), net	3,343	—	—	—	3,343

Total financing costs and other	45,735	—	(1,128)	—	44,607

Equity in subsidiary income	2,267	—	—	(2,267)	—

Income (loss) before income taxes	(5,630)	241	3,413	(2,267)	(4,243)
Income tax provision (benefit)	(1,387)	90	1,297	—	—

Net income (loss)	$(4,243)	$151	$2,116	$(2,267)	$(4,243)

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(12,320)	$330	$5,223	$—	$(6,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(28,586)	5	7	—	(28,574)
Acqusitions of oil and natural gas properties	(26)	—	—	—	(26)
Expenditures for property and equipment and other	(1,631)	—	—	—	(1,631)
Proceeds from sale of oil and natural gas properties	91,372	—	—	—	91,372

Net cash provided by (used in) investing activities	61,129	5	7	—	61,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	5,565	(335)	(5,230)	—	—
Proceeds from long-term debt	250,000	—	—	—	250,000
Principal payments on long-term debt	(347,000)	—	—	—	(347,000)
Premium paid to paydown debt	(9,450)	—	—	—	(9,450)
Payments for deferred loan costs	(1,090)	—	—	—	(1,090)
Going private share repurchase costs	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities	(101,984)	(335)	(5,230)	—	(107,549)

Net increase (decrease) in cash and cash equivalents	(53,175)	—	—	—	(53,175)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$643	$—	$—	$—	$643

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as with the financial statements and related notes and the other information appearing elsewhere in this report. As used in this report, unless the context otherwise indicates, references to "we," "our," "ours," and "us" refer to Venoco, Inc. and its subsidiaries collectively.

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

        Sacramento Basin Asset Sale.    In December 2012, we completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, $72.8 million was received two days after closing and $17.9 million was received in the first quarter of 2013. The remaining $9.9 million has been released subsequent to March 31, 2013. We applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on the second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44,900 MBOE as of December 31, 2011. Production from those assets averaged 8,939 BOE/d in 2012, 100% of which was natural gas.

        Amended and Restated Revolving Credit Agreement and Second Lien Repayment.    In March 2013, we entered into an amendment to the revolving credit agreement that increased the borrowing base under the facility to $270 million. We then borrowed an additional $107 million under the facility and used those funds to repay the remaining amounts outstanding under the second lien term loan ($100 million) and a prepayment penalty of $3.0 million. The amendment also changed certain financial covenants included in the revolving credit agreement, as described in "—Liquidity and Capital Resources—Capital Resources and Requirements."

Capital Expenditures

        In the first quarter of 2013 our development, exploitation and exploration capital expenditures were $21 million, with approximately $18 million incurred for Southern California legacy projects and $3 million for onshore Monterey projects. We reduced our overall capital expenditures, and increased our focus on development relative to exploration drilling, following the completion of the going private transaction. Our 2013 development, exploitation and exploration capital expenditure budget is $91 million, of which approximately $78 million is expected to be devoted to our legacy Southern California assets and approximately $13 million to onshore Monterey shale activities. The expected reduction in capital expenditures in 2013 is a result of our focus on deleveraging following the completion of the going private transaction.

        The aggregate levels of capital expenditures for the remainder of 2013, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting issues, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2013 capital spending program.

Southern California—Exploitation and Development

        At the South Ellwood field, we completed one PUD well during the first quarter of 2013, the 3242-4 redrill well (the 3242-4 RD well). The 3242-4RD well was spud in the third quarter of 2012 and was not initially successful. However, during the first quarter of 2013, we successfully completed the 3242-4RD well to an in-fill location at the South Ellwood field and, over the last 30 days, it has produced at an average rate of approximately 1,400 gross BOE per day. During the remainder of 2013, we plan to complete drilling of the 3242-19 probable well, which was spud in the third quarter of 2012 but was suspended to facilitate the drilling of the 3242-4RD well, drill one to two additional wells and replace the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place up to three additional gross wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations in January 2012.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. In the first quarter of 2013, we did not have any drilling activity at the field. However, for the remainder of 2013, we plan to drill four proved undeveloped locations and one probable location. The field has not been fully delineated offshore or fully developed onshore.

        In the Sockeye field, there are no significant development projects planned for 2013.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Our onshore Monterey shale acreage position currently totals approximately 67,000 gross and 52,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through March 31, 2013, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project. Based on the data we have gathered and the results we have seen to date at the Sevier field, however, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field. The 2013 capital expenditure budget contemplates drilling one horizontal well in the Sevier field and continued improvements to our existing production facilities in the field. We incurred approximately $3 million in capital expenditures related to onshore Monterey development in the first quarter of 2013.

Other Acquisitions and Divestitures

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, we sold all of our producing acreage in the Sacramento Basin and San Joaquin Valley areas (not including any acreage in the Sevier field) to an unrelated third party for $250 million. See "—Recent Events—Sacramento Basin Asset Sale."

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

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of May 13, 2013, we had hedge contract floors covering 6,700 barrels of oil per day for 2013. We settled all of our natural gas contracts in January 2013 as a result of the Sacramento Basin asset sale. We have also secured hedge contracts for portions of our 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into new sales contracts based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and 2012 and have more closely tracked with the Inter-Continental Exchange Brent crude price index ("Brent"). Additionally, effective February 2012, we entered into a new sales contract related to oil produced from our South Ellwood field with terms more favorable than the previous contract because, as of January 31, 2012, we were able to deliver our oil through a common carrier pipeline rather than via barge. As a result of these contracts, our average realized price for oil in the first quarter of 2013 was approximately $6.56 per barrel higher than the average WTI price and approximately $11.78 per barrel below the average Brent price for the same period. Effective May 1,

2013, we entered into a new sales contract related to oil produced at our South Ellwood field with terms similar to the previous sales contract.

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

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $19.36 per BOE for the first quarter of 2013 were higher than our full year 2012 results of $14.48 per BOE. We expect that the continuing shift in our focus to oil development will result in an increase in our LOE per BOE in 2013 relative to 2012.

        Property and Production Taxes.    Property and production taxes of $1.18 per BOE for the first quarter of 2013 were slightly lower than our full year 2012 results of $1.53 per BOE. We expect our 2013 property and production taxes to be higher on a per BOE basis than they were in 2012. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        Transportation Expenses.    Transportation expenses were $0.04 per BOE for the first quarter of 2013 compared to $0.81 per BOE for the full year 2012. The decrease was due to the elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012. We expect that our transportation expenses will decrease in 2013 compared to 2012 as a result of the use of the onshore pipeline for the full year.

        General and Administrative Expenses.    General and administrative expenses were $15.65 per BOE (excluding non-cash share-based compensation charges of $6.08 per BOE) for the first quarter of 2013 compared to $6.13 per BOE for the full year 2012 (excluding non-cash share-based compensation charges of $1.58 per BOE and costs of $1.76 per BOE related to the going private transaction). Excluding non-cash share-based compensation charges and going private-related charges we expect our 2013 G&A costs to be slightly less than 2012, and, on a per BOE basis, to increase in 2013 compared to 2012 due to our lower expected production in 2013. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation costs for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely be higher in 2013 and will likely fluctuate more than when these awards were equity based.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first quarter of 2013 was $12.09 per BOE compared to $13.68 per BOE for the full year 2012. We expect our 2013 DD&A to decrease on a per BOE basis compared to our 2012 results.

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

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2012 and March 31, 2013 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

        Our expectations with respect to future production rates, expenses and the other matters discussed above are subject to a number of uncertainties, including those discussed and referenced in "Risk Factors." For example, with respect to future production rates, uncertainties include those associated with third party services, limitations on capital expenditures resulting from the terms of our debt agreements, the availability of drilling rigs, oil prices, events resulting in unexpected downtime, permitting issues and drilling success rates, including our ability to identify productive intervals and the drilling and completion techniques necessary to achieve commercial production in the onshore Monterey shale on a broader scale.

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

	Three Months Ended March 31,
	2012	2013
Production Volume(1):
Oil (MBbls)	641	811
Natural gas (MMcf)	5,668	873
MBOE(2)	1,586	957
Daily Average Production Volume:
Oil (Bbls/d)	7,044	9,011
Natural gas (Mcf/d)	62,286	9,700
BOE/d(2)	17,425	10,628
Oil Price per Bbl Produced (in dollars):
Realized price	$98.66	$99.71
Realized commodity derivative gain (loss)(3)	(5.75)	(10.79)

Net realized price	$92.91	$88.92

Natural Gas Price per Mcf (in dollars):
Realized price	$2.76	$3.71
Realized commodity derivative gain (loss)	0.63	—

Net realized price	$3.39	$3.71

Expense per BOE:
Lease operating expenses	$15.42	$19.36
Property and production taxes	1.02	1.18
Transportation expenses	2.78	0.04
Depreciation, depletion and amortization	14.03	12.09
General and administrative expense, net(4)	7.79	15.65
Interest expense	9.91	19.70

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

(3)
The realized commodity derivative gain (loss) excludes losses of $2.1 million from the early settlement of oil hedges in the first quarter of 2013.

(4)
Net of amounts capitalized.

Comparison of Quarter Ended March 31, 2013 to Quarter Ended March 31, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $2.6 million (3%) to $86.0 million in the first quarter of 2013 compared to $83.4 million in the first quarter of 2012. The increase was due to higher oil production, partially offset by lower natural gas production, as described below.

        Oil sales increased by $15.0 million (22%) in the first quarter of 2013 to $82.7 million compared to $67.7 million in the first quarter of 2012. Oil production increased by 27%, with production of 811 MBbls in the first quarter of 2013 compared to 641 MBbls in the first quarter of 2012. The increase is primarily due to higher production at our South Ellwood and West Montalvo fields, resulting from successful drilling activity. Our average realized price for oil increased $1.05 per Bbl (1%) from $98.66 per Bbl in the first quarter of 2012 to $99.71 per Bbl for the first quarter of 2013. Our new sales contracts, which are tied to Southern California indices and became effective April 1, 2012, contributed to the higher average sales prices.

        Natural gas sales decreased $12.4 million (79%) in the first quarter of 2013 to $3.2 million compared to $15.6 million in the first quarter of 2012. Natural gas production decreased by 85% in the first quarter of 2013, with production of 873 MMcf compared to 5,668 MMcf in the first quarter of 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $0.95 per Mcf (34%) from $2.76 per Mcf in the first quarter of 2012 to $3.71 per Mcf in the first quarter of 2013.

        Other Revenues.    Other revenues decreased $0.7 million (34%) in the first quarter of 2013 to $1.3 million compared to $2.0 million in the first quarter of 2012. During the first quarter of 2012, we received revenues related to sub-charter activity of the double-hulled barge used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in the first quarter of 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $6.0 million (24%) in the first quarter of 2013 to $18.5 million compared to $24.5 million in the first quarter of 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding Sacramento Basin assets sold, LOE decreased $1.9 million (9%) in the first quarter of 2013 to $18.5 million compared to $20.4 million in the first quarter of 2012. In the first quarter of 2012 we incurred higher non-recurring repairs at our South Ellwood field than in the first quarter of 2013. On a per unit basis, LOE increased by $3.94 per BOE from $15.42 in the first quarter of 2012 to $19.36 in the first quarter of 2013. Excluding Sacramento Basin assets sold, on a per unit basis, LOE decreased by $10.85 per BOE from $30.21 in the first quarter of 2012 to $19.36 in the first quarter of 2013.

        Property and Production Taxes.    Property and production taxes decreased $0.5 million (30%) in the first quarter of 2013 to $1.1 million compared to $1.6 million in the first quarter of 2012. The decrease is primarily the result of the sale of Sacramento Basin assets. On a per BOE basis, property and production taxes increased $0.16 per BOE to $1.18 in the first quarter of 2013 from $1.02 in the first quarter of 2012.

        Transportation Expenses.    Transportation expenses decreased $4.4 million (99%) to $38,000 in the first quarter of 2013 compared to $4.4 million in the first quarter of 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $10.7 million (48%) to $11.6 million in the first quarter of 2013 compared to $22.3 million in the first quarter of 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding Sacramento Basin assets sold, DD&A increased $1.6 million (16%) to $11.6 million in the first quarter of 2013 compared to $10.0 million in the first quarter of 2012. This increase is primarily due to higher production at our

South Ellwood and West Montalvo fields, resulting from successful drilling activity. DD&A expense on a per unit basis decreased $1.94 per BOE to $12.09 per BOE for the first quarter of 2013 compared to $14.03 per BOE for the first quarter of 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $0.7 million (53%) to $0.7 million in the first quarter of 2013 compared to $1.4 million in the first quarter of 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2013
General and administrative costs	$14,818	$13,623
Share-based compensation costs	2,220	7,645
Going private related costs (none capitalized)	2,628	—
General and administrative costs capitalized	(7,305)	(6,293)

General and administrative expense, net of amounts capitalized	$12,361	$14,975

        G&A expenses increased $2.6 million (21%) to $15.0 million in the first quarter of 2013 compared to $12.4 million in the first quarter of 2012. The increase is primarily due to higher share-based compensation expense of $5.8 million (net of amount capitalized) charged to G&A in the first quarter of 2013 compared to $1.2 million (net of amount capitalized) in the first quarter of 2012. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely be higher in 2013 and will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense increased to $13.14 per BOE in the first quarter of 2013 from $5.37 per BOE in the first quarter of 2012.

        Interest Expense, Net.    Interest expense, net of interest income, increased $3.2 million (20%) to $18.9 million in the first quarter of 2013 compared to $15.7 million in the first quarter of 2012. The increase was primarily the result of the issuance of the $315 million second lien term loan in connection with the going private transaction.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs increased $0.5 million (96%) to $1.1 million in the first quarter of 2013 compared to $0.6 million in the first quarter of 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $21.3 million in the first quarter of 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of our second lien term loan.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2013
Realized commodity derivative losses (gains)	$(41,096)	$14,617
Amortization of commodity derivative premiums	7,795	949
Unrealized commodity derivative losses (gains) for changes in fair value	63,839	(12,223)

Commodity derivative losses (gains), net	$30,538	$3,343

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the first quarter of 2013 reflect the settlement of contracts at prices above the relevant strike prices. In addition, in the first quarter of 2013, we unwound all outstanding natural gas derivative contracts as a result of the sale of our Sacramento Basin assets for $3.8 million, and partially unwound certain oil basis swaps for $2.1 million, realizing total losses of $5.9 million. The realized commodity gains in the first quarter of 2012 reflect the settlement of contracts below the relevant strike prices. In addition, in the first quarter of 2012 we unwound certain natural gas derivative contracts and realized a gain of $41.2 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended March 31, 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    Net loss for the first quarter of 2013 was $4.2 million compared to net loss of $27.9 million for the same period in 2012. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Cash (used in) provided by operating activities	$54,588	$(6,767)
Cash (used in) provided by investing activities	(69,734)	61,141
Cash (used in) provided by financing activities	7,004	(107,549)

        Net cash used in operating activities was $6.8 million in the first quarter of 2013 compared to net cash provided by operating activities of $54.6 million in the 2012 period. Cash flows used in operating activities in the first quarter of 2013 as compared to the 2012 period were impacted by increased cash flows from higher oil production offset by cash outflows of $14.6 million for realized commodity derivative losses (including realized losses of $3.8 million for the early settlement of our natural gas contracts after the sale of our Sacramento Basin assets), higher interest expense of $3.2 million, and greater share-based compensation expense of $6.4 million for cash settled awards. Cash flows from operating activities in the first three months of 2012 were positively impacted by the realized gain of $41.2 million from the early settlement of natural gas derivative contracts.

        Net cash provided by investing activities was $61.1 million in the first quarter of 2013 compared to net cash used in investing activities of $69.7 million in the 2012 period. The primary investing activities in the first quarter of 2013 were sales proceeds of $91.4 million received as a result of the Sacramento Basin asset sale, partially offset by $28.6 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first three months of 2012 were $69.2 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash used in financing activities was $107.5 million in the first quarter of 2013 compared to net cash provided by financing activities of $7.0 million during the 2012 period. The primary financing activities in the first quarter of 2013 were (i) repayment of $315.0 million on our second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208.0 million and additional borrowings on our revolving credit facility of $107.0 million, and (ii) net borrowings of $218.0 million on our revolving credit facility. The primary financing activities in the first three months of 2012 were $7.0 million in net borrowings under our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2013 exploration, exploitation and development capital expenditures budget is currently $91 million and through the first three months of 2013, we have incurred $21 million. We expect to fund these expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. Uncertainties relating to our capital resources and requirements include the possibility that one or more of the counterparties to our hedging arrangements may fail to perform under the contracts, the effects of changes in commodity prices and differentials, results from our drilling and other development activities, and the possibility that we will pursue one or more significant acquisitions that would require additional debt or equity financing. As described below, the terms of our debt agreements contain certain financial covenants, including financial covenants that limit certain capital expenditures in some circumstances. The amount and nature of our future capital expenditures will be affected by these covenants. We are pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, asset sales, joint ventures or other transactions. There can be no assurance that any such transaction can be completed in the time frame we expect or at all. In addition, our sole stockholder incurred $60 million of indebtedness in connection with the going private transaction, and is required to make periodic interest payments on such indebtedness. These payments may be made in the form of additional indebtedness or in cash. If our stockholder causes us to make cash dividends to allow it to make its interest payments in cash, our need for capital would be increased; however, our debt agreements limit our ability to pay cash dividends.

        Revolving Credit Facility.    In October 2012, we entered into a fifth amended and restated credit agreement governing our revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict our ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if our debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. In March 2013, we entered into an amendment to the revolving credit agreement pursuant to which, among other things, the maximum ratio of debt to EBITDA was changed to 5.75 to 1.00 through September 30, 2013, stepping down over time to 4.00 to 1.00 by September 30, 2014. As amended, the agreement also requires that our ratio of secured debt (as defined) to EBITDA not exceed 2.00 to 1.00 if the ratio of total debt to EBITDA exceeds 3.75 to 1.00. In addition, the amendment increased the borrowing base under the facility from $175 million to $270 million. We borrowed an additional $107 million under the facility contemporaneously with entering into the amendment, and used those funds to repay all amounts outstanding under the second lien term loan facility. As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that step down over time, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to drilling results that are less favorable than anticipated, lower realized commodity prices, operational problems or other factors, or if our borrowing needs are greater than we expect. See also Note 1 to the accompanying financial statements. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders of $268.0 million and our borrowing base which, as discussed above, is currently established at $270.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of May 13, 2013, we had $214.0 million outstanding under the facility at an average interest rate of 3.05% and $50.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

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

        Because we must dedicate a substantial portion of our cash flow from operations to the payment of amounts due under our debt agreements, that portion of our cash flow is not available for other purposes. Our ability to make scheduled interest payments on our indebtedness, maintain compliance with the covenants in our debt agreements and pursue our capital expenditure plan will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions, commodity prices and a variety of other factors. If our cash flow and other capital resources are insufficient to fund our debt service obligations and our capital expenditure budget while also allowing us to maintain compliance with our debt agreements, we may be forced to reduce or delay scheduled capital projects, sell material assets or operations and/or seek additional capital. Needed capital may not be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness and certain other means is limited by covenants in our debt agreements. In addition, pursuant to mandatory prepayment provisions in our debt agreements, our ability to respond to a shortfall in our expected liquidity by selling assets or incurring additional indebtedness would be limited by provisions in the agreements that require us to use some or all of the proceeds of such transactions to reduce amounts outstanding under the agreements in some circumstances. If we are unable to obtain funds when needed and on acceptable terms, we may not be able to complete acquisitions that may be favorable to us, meet our debt obligations or finance the capital expenditures necessary to replace our reserves. The additional indebtedness we incurred in connection with the going private transaction has increased the debt-related risks we face, including the risks that we may default on our obligations under our debt agreements, that our ability to replace our reserves and maintain our production may be adversely affected by capital constraints and the financial covenants under our debt agreements and that we may be more vulnerable to adverse changes in commodity prices and other economic conditions.

Off-Balance Sheet Arrangements

        At March 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    In January 2013, in connection with the Sacramento Basin asset sale, we settled all of our natural gas derivative contracts and natural gas basis swaps, paying $3.8 million. Also in January 2013, we settled 25% of our NYMEX/Brent basis swaps paying $2.1 million. As of March 31, 2013, we had entered into various swap, collar and option agreements related to our oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual Brent price.

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
April 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        We had also entered into certain oil basis swaps. The basis swaps fix the differential between the NYMEX WTI crude price index and the Brent crude price index. Historically the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. More recently, however, the relationship between WTI and Brent has diverged, favoring Brent crude. The Southern California indexes most relevant to us have tracked more closely with Brent prices than with WTI. The oil basis swaps we have entered into attempt to fix the current premium Southern California indexes are realizing relative to WTI. Our oil basis swaps as of March 31, 2013 are presented below:

	Oil Basis Swaps (NYMEX WTI)
	Floating Index	Weighted Avg. Bbls/Day	Weighted Avg. Basis Differential to NYMEX WTI (per Bbl)
Basis Swaps:
April 1 - December 31, 2013	Brent Crude	2,925	$5.88

        In April 2013, we settled all oil basis swaps, paying $3.6 million.

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of March 31, 2013 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	700	$90.00/$122.70	Apr 1, 13 - Dec 31, 13
Swap	Bank of Nova Scotia	Brent	675	$106.50	Apr 1, 13 - Dec 31, 13
Swap	Citibank N.A.	Brent	675	$106.53	Apr 1, 13 - Dec 31, 13
Put	Bank of America	Brent	750	90.00	Apr 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	1,852.5	$6.05	Apr 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	750	$5.80	Apr 1, 13 - Dec 31, 13
Basis Swap	Citibank N.A.	NYMEX/Brent	322.5	$5.10	Apr 1, 13 - Dec 31, 13
Collar	Key Bank	Brent	225	$90.00/$97.00	Apr 1, 13 - Dec 31, 14
Collar	Key Bank	Brent	200	$90.00/$93.75	Jan 1, 14 - Dec 31, 14
Put	Citibank N.A.	Brent	575	$90.00	Jan 1, 14 - Dec 31, 14
Collar	Credit Suisse	Brent	1,000	$90.00/$98.00	Apr 1, 13 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Apr 1, 13 - Dec 31, 15
Collar	Bank of Nova Scotia	Brent	1,675	$90.00/$98.15	Jan 1, 13 - Dec 31, 15

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of March 31, 2013, the fair value of our commodity derivatives was a net liability of $28.0 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.2 million on our variable rate borrowings of $218.0 million as of March 31, 2013.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of March 31, 2013.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Edward O'Donnell, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Form of Payment Agreement, effective as of January 31, 2013, by and between Venoco, Inc. and certain of its executive officers.
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2013

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
Name: Edward J. O'Donnell
Title: Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
Name: Timothy A. Ficker
Title: Chief Financial Officer