Form 10-Q
period 2013-06-30
Venoco, Inc.
filed 2013-08-02
CIK 1313024

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

  •
  risks relating to the concentration of our properties in a limited number of areas in California;

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

VENOCO, INC.
Form 10-Q for the Quarterly Period Ended June 30, 2013

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares)

	December 31, 2012	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$3,516
Accounts receivable	108,356	26,694
Inventories	5,101	5,344
Other current assets	4,448	2,833
Commodity derivatives	153	2,128

Total current assets	171,876	40,515

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,927,259	1,935,596
Unproved	16,165	15,653
Accumulated depletion	(1,311,898)	(1,334,369)

Net oil and gas properties	631,526	616,880
Other property and equipment, net of accumulated depreciation and amortization of $15,176 and $15,302 at December 31, 2012 and June 30, 2013, respectively	17,076	16,832

Net property, plant and equipment	648,602	633,712

OTHER ASSETS:
Commodity derivatives	—	478
Deferred loan costs	21,569	14,810
Other	4,034	5,689

Total other assets	25,603	20,977

TOTAL ASSETS	$846,081	$695,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104,494	$—
Accounts payable and accrued liabilities	57,315	40,677
Interest payable	27,862	21,326
Commodity derivatives	20,607	2,359
Share-based compensation	10,424	15,305

Total current liabilities	220,702	79,667

LONG-TERM DEBT	849,190	828,145
COMMODITY DERIVATIVES	20,287	3,137
ASSET RETIREMENT OBLIGATIONS	41,119	34,626
SHARE-BASED COMPENSATION	10,441	8,298

Total liabilities	1,141,739	953,873

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized; 29,936,378 shares issued and outstanding at December 31, 2012 and June 30, 2013)	299	299
Additional paid-in capital	124,358	124,349
Retained earnings (accumulated deficit)	(420,315)	(383,317)

Total stockholders' equity	(295,658)	(258,669)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,081	$695,204

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
REVENUES:
Oil and natural gas sales	$80,936	$81,449	$164,324	$167,408
Other	1,563	910	3,538	2,214

Total revenues	82,499	82,359	167,862	169,622
EXPENSES:
Lease operating expense	20,093	17,914	44,543	36,445
Property and production taxes	5,302	1,407	6,917	2,534
Transportation expense	257	45	4,669	83
Depletion, depreciation and amortization	21,213	12,406	43,467	23,978
Accretion of asset retirement obligations	1,450	615	2,841	1,271
General and administrative, net of amounts capitalized	9,869	10,375	22,230	25,350

Total expenses	58,184	42,762	124,667	89,661

Income from operations	24,315	39,597	43,195	79,961
FINANCING COSTS AND OTHER:
Interest expense, net	15,880	17,401	31,591	36,255
Amortization of deferred loan costs	585	906	1,154	2,019
Loss on extinguishment of debt	—	—	—	21,297
Commodity derivative losses (gains), net	(6,696)	(19,951)	23,842	(16,608)

Total financing costs and other	9,769	(1,644)	56,587	42,963

Income (loss) before income taxes	14,546	41,241	(13,392)	36,998
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$14,546	$41,241	$(13,392)	$36,998

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$124,358	$(420,315)	$(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Net income (loss)	—	—	—	36,998	36,998

BALANCE AT JUNE 30, 2013	29,936	$299	$124,349	$(383,317)	$(258,669)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,392)	$36,998
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	43,467	23,978
Accretion of asset retirement obligations	2,841	1,271
Share-based compensation	2,748	—
Amortization of deferred loan costs	1,154	2,019
Loss on extinguishment of debt	—	21,297
Amortization of bond discounts and other	371	574
Unrealized commodity derivative (gains) losses and amortization of premiums	71,724	(36,357)
Changes in operating assets and liabilities:
Accounts receivable	1,775	8,845
Inventories	596	(243)
Other current assets	1,608	1,502
Other assets	(2,308)	(1,655)
Accounts payable and accrued liabilities	333	(19,978)
Share-based compensation liabilities	—	2,738
Net premiums paid on derivative contracts	(10,986)	(1,494)

Net cash provided by (used in) operating activities	99,931	39,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(132,039)	(45,516)
Acquisitions of oil and natural gas properties	(235)	(40)
Expenditures for drilling equipment	—	(1,644)
Expenditures for other property and equipment	(1,211)	(363)
Proceeds from sale of oil and natural gas properties	23,368	100,332

Net cash provided by (used in) investing activities	(110,117)	52,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	140,000	294,900
Principal payments on long-term debt	(138,000)	(426,900)
Premium paid to pay down debt	—	(9,450)
Payments for deferred loan costs	(93)	(1,107)
Proceeds from stock incentive plans and other	133	—
Going private share repurchase costs	—	(9)

Net cash provided by (used in) financing activities	2,040	(142,566)

Net (decrease) increase in cash and cash equivalents	(8,146)	(50,302)
Cash and cash equivalents, beginning of period	8,165	53,818

Cash and cash equivalents, end of period	$19	$3,516

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$31,764	$42,217
Cash paid (received) for income taxes	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$(1,659)	$(3,197)

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

        Liquidity    The Company was in compliance with all debt covenants at June 30, 2013. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants that step down over time has increased debt-related risks. These include risks that the Company may default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. The Company recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. The Company believes that it will be in compliance with its amended debt covenants in the next four quarters. However, the Company currently projects that the margin by which it will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow as of September 30, 2013 and December 31, 2013. Due to various operational risks and commodity pricing risks, there can be no assurances that the Company will remain in compliance with this covenant or other covenants in its debt agreements.

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

        The Company has net operating loss carryovers as of December 31, 2012 of $394.5 million for federal income tax purposes as a result of losses incurred before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led the Company to provide a full valuation allowance against its net deferred tax assets at December 31, 2012 and June 30, 2013 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. All of the $100.6 million placed into escrow has been released to the Company as of June 30, 2013. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on its second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Revolving credit agreement due March 2016	$—	$183,000
Second lien term loan due June 2017 (face value $315,000)	308,960	—
11.50% senior notes due October 2017 (face value $150,000)	144,724	145,145
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000

Total long-term debt	953,684	828,145
Less: current portion of long-term debt	(104,494)	—

Long-term debt, net of current portion	$849,190	$828,145

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of August 1, 2013, the Company had $173.0 million outstanding on the facility and had available borrowing capacity of $91.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

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

        The Company was in compliance with all debt covenants at June 30, 2013.

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At June 30, 2013, the balance of unamortized net derivative premiums paid was $10.5 million, of which $2.0 million, $4.8 million and $3.7 million will be amortized in 2013, 2014 and 2015, respectively.

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Realized commodity derivative losses (gains)	$(6,786)	$5,132	$(47,882)	$19,749
Amortization of commodity derivative premiums	2,224	1,018	10,019	1,967
Unrealized commodity derivative losses (gains) for changes in fair value	(2,134)	(26,101)	61,705	(38,324)

Commodity derivative losses (gains), net	$(6,696)	$(19,951)	$23,842	$(16,608)

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company settled all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. Also in January 2013, the Company settled 25%, or 975 barrels per day, of oil basis swaps, incurring a realized loss of $2.1 million. In April 2013, the Company settled the remaining 75%, or 2,925 barrels per day, of the oil basis swaps and incurred a realized loss of $3.6 million. The total amount paid to settle derivative contracts was $9.5 million in the first six months of 2013. During the second quarter of 2012, the Company unwound certain of its then existing oil and natural gas derivative contracts and received $11.0 million. When combined with the amounts received in the first quarter of 2012 of $41.2 million, the Company received a total of $52.2 million from the termination of derivative contracts during the first six months of 2012.

        As of June 30, 2013, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
July 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        Prior to their settlement as discussed above, the Company had entered into certain oil basis swaps in order to fix the differential between the WTI crude price index and Brent. Historically, the two price

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

indexes had demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the Southern California indexes most relevant to the Company have in recent periods tracked more closely with Brent prices than with WTI.

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 are summarized below. The net fair value of the Company's derivatives changed by $37.8 million from a net liability of $40.7 million at December 31, 2012 to a net liability of $2.9 million at June 30, 2013, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2013. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2012	June 30, 2013
Current Assets—Commodity derivatives:
Oil derivative contracts	$153	$2,128
Other Assets—Commodity derivatives:
Oil derivative contracts	—	478
Current Liabilities—Commodity derivatives:
Oil derivative contracts	(19,817)	(2,359)
Gas derivative contracts	(790)	—

	(20,607)	(2,359)

Commodity derivatives:
Oil derivative contracts	(17,482)	(3,137)
Gas derivative contracts	(2,805)	—

	(20,287)	(3,137)

Net derivative asset (liability)	$(40,741)	$(2,890)

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

        The following table summarizes the activities for the Company's asset retirement obligations for the six months ended June 30, 2012 and 2013 (in thousands):

	Six Months Ended June 30,
	2012	2013
Asset retirement obligations at beginning of period	$92,508	$43,319
Revisions of estimated liabilities	(25)	(332)
Liabilities incurred or acquired	904	119
Liabilities settled or disposed	(3,160)	(7,551)
Accretion expense	2,841	1,271

Asset retirement obligations at end of period	93,068	36,826
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(500)	(2,200)

Long-term asset retirement obligations	$92,568	$34,626

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $7.6 million during the first six months of 2013 primarily relate to the Sacramento Basin asset sale.

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

        After the going private transaction, the Company granted the following cash settlement or liability awards to officers, directors and certain employees of the Company:

  •
  Restricted share unit awards (RSUs) that generally vest over a four year service period beginning April 1, 2013. At each vesting date, holders of the RSUs are paid the fair value of DPC common stock. The estimated fair value of the award is recognized as expense over the requisite service period and fair values are remeasured for unvested awards at each reporting date until the date of settlement. Certain grants of RSUs to officers and directors vest based on achievement of performance measurements used to determine the Company's annual cash bonus payout and related expense is recognized using graded vesting resulting in more accelerated expense recognition than expense recognized using straight line vesting over the service period.

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

        The Company adopted an Employee Stock Ownership Plan ("ESOP") effective December 31, 2012 for eligible employees who are actively employed on the last day of the plan year. For each plan year, beginning in 2013, the Company will make discretionary contributions of restricted share units in DPC common stock to the ESOP based on a portion of the participant's eligible compensation, subject to certain Internal Revenue Code limitations. The number of ESOP restricted share units in DPC common stock granted to each participant is based on the total amount of the discretionary

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

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

        The following summarizes the Company's cash settlement awards granted during the six months ended June 30, 2013:

	Rights to Receive	Weighted Average Grant-Date Fair Value	Restricted Share Units	Weighted Average Grant-Date Fair Value	Share Appreciation Rights	Weighted Average Grant-Date Fair Value	Employee Stock Ownership Plan	Weighted Average Grant-Date Fair Value
Outstanding, start of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21	—	$—
Granted	—	$—	187,300	$8.33	1,478,507	$6.52	214,552	$8.33
Vested or exercised	(774,693)	$12.50	(241,419)	$—	—	$—	—	$—
Cancelled and other	(81,845)	$12.50	(138,014)	$8.33	(374,744)	$3.51	(9,395)	$8.33

Outstanding, end of period	1,265,299		799,282		4,414,683		205,157

Exercisable, end of period					805,641
Aggregate intrinsic value of SARs exercisable					$—

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

        The following assumptions were used during the second quarter of 2013 to compute the grant date fair value of SARs:

June 30, 2013
Expected lives	1.0 - 7.0 years
Risk free interest rates	0.15% - 1.96%
Estimated volatilities	45% - 60%
Dividend yield	0.0%

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

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

based on the historical volatility of public companies with characteristics similar to the Company for the past seven years.

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

        The composition of the share-based compensation liability at June 30, 2013 is as follows (in thousands):

	June 30, 2013
	Current Liability	Long Term Liability	Total Liability
Rights to receive	$13,210	$—	$13,210
Restricted share units	1,682	1,345	3,027
Share appreciation rights	413	6,708	7,121
ESOP	—	245	245

Total share-based compensation liability	$15,305	$8,298	$23,603

        At the Company's request, certain officers and directors have agreed to delay receipt of payment until January 2014 for a portion of their RTR awards that were due to be paid in early 2013.

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
General and administrative expense	$1,840	$4,940	$4,060	$12,585
Oil and natural gas production expense	190	549	510	1,183

Total share-based compensation costs	2,030	5,489	4,570	13,768
Less: share-based compensation costs capitalized	(822)	(1,141)	(1,822)	(2,971)

Share-based compensation expense, net	$1,208	$4,348	$2,748	$10,797

        As of June 30, 2013, there was $31.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.5 years.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2013 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of June 30, 2013
Assets (Liabilities):
Commodity derivative contracts	$—	$2,606	$—	$2,606
Commodity derivative contracts	—	(5,496)	—	(5,496)
Share-based compensation	—	—	(10,393)	(10,393)

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

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded units, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Six Months Ended June 30,
	2012	2013
Fair value liability, beginning of period	$—	$(3,091)
Transfers into Level 3(1)	—	(8,632)
Transfers out of Level 3(2)	—	3,248
Change in fair value of Level 3	—	(1,918)

Fair value liability, end of period	$—	$(10,393)

(1)
The transfers into Level 3 liability during the first half of 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first half of 2013 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

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

	December 31, 2012		June 30, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement	$—	$—	$183,000	$183,000
Second lien term loan	308,960	322,088	—	—
11.50% senior notes	144,724	155,625	145,145	157,500
8.875% senior notes	500,000	468,625	500,000	489,375

9. CONTINGENCIES

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills (the "City") and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to date (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 the Company entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against the defendants have been dismissed with prejudice.

        The City and its insurance companies have made claims for indemnity against the Company and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which the Company and the other defendants are disputing. The Company believes that these claims for indemnity are without merit. Based on information known to the Company, the Company does not believe that it is probable that the indemnity claims will result in a material judgment against the Company. Therefore, no liability has been accrued.

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

        The Company is in discussions with the SLC to settle the matter. The proposed settlement would (i) affirm that the Company's methodology for computing royalties on production from the South Ellwood field based on actual sales prices is correct and (ii) settle all claims by the SLC for royalty under payments and claims by the Company for royalty over payments through February 2013. Under the proposed settlement neither party would pay the other party. A settlement agreement has not been signed. It is possible that the final terms could vary or that a final settlement is not reached.

        Delaware Litigation—In August 2011 Timothy Marquez, the then-Chairman and CEO of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, four lawsuits were filed in the Delaware Court of Chancery in 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, the Company entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which the Company, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, four additional suits were filed in Delaware and three suits were filed in federal court in Colorado naming as defendants the Company and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in late 2014.

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

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its 11.50% and 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of June 30, 2013. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934.

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,516	$—	$—	$—	$3,516
Accounts receivable	27,982	95	(1,383)	—	26,694
Inventories	5,344	—	—	—	5,344
Other current assets	2,833	—	—	—	2,833
Commodity derivatives	2,128	—	—	—	2,128

TOTAL CURRENT ASSETS	41,803	95	(1,383)	—	40,515

PROPERTY, PLANT & EQUIPMENT, NET	798,251	(184,203)	19,664	—	633,712
COMMODITY DERIVATIVES	478	—	—	—	478
INVESTMENTS IN AFFILIATES	548,746	—	—	(548,746)	—
OTHER	20,439	60	—	—	20,499

TOTAL ASSETS	$1,409,717	$(184,048)	$18,281	$(548,746)	$695,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,677	$—	$—	$—	$40,677
Interest payable	21,326	—	—	—	21,326
Commodity derivatives	2,359	—	—	—	2,359
Share-based compensation	15,305	—	—	—	15,305

TOTAL CURRENT LIABILITIES:	79,667	—	—	—	79,667

LONG-TERM DEBT	828,145	—	—	—	828,145
COMMODITY DERIVATIVES	3,137	—	—	—	3,137
ASSET RETIREMENT OBLIGATIONS	32,432	1,465	729	—	34,626
SHARE-BASED COMPENSATION	8,298	—	—	—	8,298
INTERCOMPANY PAYABLES (RECEIVABLES)	716,707	(653,715)	(62,992)	—	—

TOTAL LIABILITIES	1,668,386	(652,250)	(62,263)	—	953,873

TOTAL STOCKHOLDERS' EQUITY	(258,669)	468,202	80,544	(548,746)	(258,669)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,409,717	$(184,048)	$18,281	$(548,746)	$695,204

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$81,158	$291	$—	$—	$81,449
Other	315	—	3,497	(2,902)	910

Total revenues	81,473	291	3,497	(2,902)	82,359

EXPENSES:
Lease operating expense	17,369	15	530	—	17,914
Property and production taxes	1,364	15	28	—	1,407
Transportation expense	2,852	3	—	(2,810)	45
Depletion, depreciation and amortization	12,168	26	212	—	12,406
Accretion of asset retirement obligations	575	30	10	—	615
General and administrative, net of amounts capitalized	10,333	1	133	(92)	10,375

Total expenses	44,661	90	913	(2,902)	42,762

Income from operations	36,812	201	2,584	—	39,597

FINANCING COSTS AND OTHER:
Interest expense, net	18,567	—	(1,166)	—	17,401
Amortization of deferred loan costs	906	—	—	—	906
Commodity derivative losses (gains), net	(19,951)	—	—	—	(19,951)

Total financing costs and other	(478)	—	(1,166)	—	(1,644)

Equity in subsidiary income	2,448	—	—	(2,448)	—

Income (loss) before income taxes	39,738	201	3,750	(2,448)	41,241
Income tax provision (benefit)	(1,503)	78	1,425	—	—

Net income (loss)	$41,241	$123	$2,325	$(2,448)	$41,241

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$166,807	$601	$—	$—	$167,408
Other	1,024	—	6,768	(5,578)	2,214

Total revenues	167,831	601	6,768	(5,578)	169,622

EXPENSES:
Lease operating expense	35,256	27	1,162	—	36,445
Property and production taxes	2,491	15	28	—	2,534
Transportation expense	5,470	6	—	(5,393)	83
Depletion, depreciation and amortization	23,507	52	419	—	23,978
Accretion of asset retirement obligations	1,193	58	20	—	1,271
General and administrative, net of amounts capitalized	25,264	1	270	(185)	25,350

Total expenses	93,181	159	1,899	(5,578)	89,661

Income from operations	74,650	442	4,869	—	79,961

FINANCING COSTS AND OTHER:
Interest expense, net	38,549	—	(2,294)	—	36,255
Amortization of deferred loan costs	2,019	—	—	—	2,019
Loss on extinguishment of debt	21,297	—	—	—	21,297
Commodity derivative losses (gains), net	(16,608)	—	—	—	(16,608)

Total financing costs and other	45,257	—	(2,294)	—	42,963

Equity in subsidiary income	4,715	—	—	(4,715)	—

Income (loss) before income taxes	34,108	442	7,163	(4,715)	36,998
Income tax provision (benefit)	(2,890)	168	2,722	—	—

Net income (loss)	$36,998	$274	$4,441	$(4,715)	$36,998

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

VENOCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$29,529	$593	$9,373	$—	$39,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(45,563)	5	42	—	(45,516)
Acquisitions of oil and natural gas properties	(40)	—	—	—	(40)
Expenditures for property and equipment and other	(2,007)	—	—	—	(2,007)
Proceeds from sale of oil and natural gas properties	100,332	—	—	—	100,332

Net cash provided by (used in) investing activities	52,722	5	42	—	52,769
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	10,013	(598)	(9,415)	—	—
Proceeds from long-term debt	294,900	—	—	—	294,900
Principal payments on long-term debt	(426,900)	—	—	—	(426,900)
Premium paid to paydown debt	(1,107)	—	—	—	(1,107)
Payments for deferred loan costs	(9,450)	—	—	—	(9,450)
Going private share repurchase costs	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities	(132,553)	(598)	(9,415)	—	(142,566)

Net increase (decrease) in cash and cash equivalents	(50,302)	—	—	—	(50,302)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$3,516	$—	$—	$—	$3,516

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

        Sacramento Basin Asset Sale.    In December 2012, we completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, $72.8 million was received two days after closing and $17.9 million was received in the first quarter of 2013. The remaining $9.9 million was released as of June 30, 2013. We applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on the second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44,900 MBOE as of December 31, 2011. Production from those assets averaged 8,939 BOE/d in 2012, 100% of which was natural gas.

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

Capital Expenditures

        In the first six months of 2013 our development, exploitation and exploration capital expenditures were $43 million, with approximately $39 million incurred for Southern California legacy projects and $4 million for onshore Monterey projects. We reduced our overall capital expenditures, and increased our focus on development relative to exploration drilling, following the completion of the going private transaction. Our 2013 development, exploitation and exploration capital expenditure budget is $91 million, of which approximately $78 million is expected to be devoted to our legacy Southern California assets and approximately $13 million to onshore Monterey shale activities. The expected reduction in capital expenditures in 2013 is a result of our focus on deleveraging following the completion of the going private transaction.

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

Southern California—Exploitation and Development

        In the first quarter of 2013, we successfully completed the 3242-4 RD well to an in-fill location at the South Ellwood field. In 2013, we have also drilled two additional wells in the field, the 3242-15 well and the 3242-19 well. The 3242-15 well, which was drilled to an in-fill location near the 3242-4RD well and our 3242-12 well, was recently completed and is in the dewatering phase, but has produced at a maximum 24 hour rate of over 1,000 BOE/d. In June 2013, the 3242-4RD well produced at an average gross rate of approximately 900 BOE/d, and the 3242-12 well produced at an average gross rate of approximately 2,500 BOE/d. The 3242-19 well, which was drilled to a probable location in a different part of the field, is in the process of being completed and we expect to initiate testing the well beginning in mid-August. During the remainder of 2013, we plan to replace the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place up to three additional gross wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations in January 2012.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. We spud one well at the West Montalvo field during the second quarter and we expect to complete this well in the third quarter. For the remainder of 2013, we plan to spud three additional wells in the field. The field has not been fully delineated offshore or fully developed onshore.

        In the Sockeye field, there are no significant development projects planned for 2013.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Our onshore

Monterey shale acreage position currently totals approximately 61,000 gross and 46,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through June 30, 2013, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project. Based on the data we have gathered and the results we have seen to date at the Sevier field, however, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field. The 2013 capital expenditure budget contemplates drilling one horizontal well in the Sevier field and continued improvements to our existing production facilities in the field.

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

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of August 1, 2013, we had hedge contract floors covering 6,700 barrels of oil per day for 2013. We settled all of our natural gas contracts in January 2013 as a result of the Sacramento Basin asset sale. We have also secured hedge contracts for portions of our 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into several new sales contracts in early 2012 and early 2013 based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and 2012 and have more closely tracked with the Inter Continental Exchange Brent crude price index ("Brent").

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

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $19.67 per BOE for the first six months of 2013 were higher than our full year 2012 results of $14.48 per BOE. We expect that the continuing shift in our focus to oil development will result in an increase in our LOE per BOE in 2013 relative to 2012.

        Property and Production Taxes.    Property and production taxes of $1.37 per BOE for the first six months of 2013 were slightly lower than our full year 2012 results of $1.53 per BOE. We expect our 2013 property and production taxes to be higher on a per BOE basis than they were in 2012. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        Transportation Expenses.    Transportation expenses were $0.04 per BOE for the first six months of 2013 compared to $0.81 per BOE for the full year 2012. The decrease was due to the elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012. We expect that our transportation expenses will decrease in 2013 compared to 2012 as a result of the use of the onshore pipeline for the full year.

        General and Administrative Expenses.    General and administrative expenses were $11.78 per BOE (excluding non-cash share-based compensation charges of $1.90 per BOE) for the first six months of 2013 compared to $6.13 per BOE for the full year 2012 (excluding non-cash share-based compensation charges of $1.58 per BOE and costs of $1.76 per BOE related to the going private transaction and one-time Sacramento Basin exit and disposal costs). Excluding share-based compensation charges and going private-related charges we expect our 2013 G&A costs to be slightly less than 2012, and, on a per BOE basis, to increase in 2013 compared to 2012 due to our lower expected production in 2013. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation costs for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely be higher in 2013 and will likely fluctuate more than when these awards were equity based.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first six months of 2013 was $12.94 per BOE compared to $13.68 per BOE for the full year 2012. We expect our 2013 DD&A to decrease on a per BOE basis compared to our 2012 results.

        Unrealized Derivative Gains and Losses.    Unrealized derivative gains and losses result from mark-to-market valuations of derivative positions that are not accounted for as cash flow hedges and are reflected as unrealized commodity derivative gains or losses in our income statement. Payments actually due to or from counterparties in the future on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant unrealized gains and losses in recent periods and may continue to incur these types of gains and losses in the future.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2012 and June 30, 2013 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Production Volume(1):
Oil (MBbls)	692	852	1,333	1,663
Natural gas (MMcf)	5,174	267	10,842	1,140
MBOE(2)	1,554	897	3,140	1,853
Daily Average Production Volume:
Oil (Bbls/d)	7,604	9,363	7,324	9,188
Natural gas (Mcf/d)	56,857	2,934	59,571	6,298
BOE/d(2)	17,080	9,852	17,253	10,238
Oil Price per Bbl Produced (in dollars):
Realized price	$100.38	$93.46	$99.55	$96.51
Realized commodity derivative gain (loss)	(9.56)	(1.78)	(7.73)	(6.17)

Net realized price	$90.82	$91.68	$91.82	$90.34

Natural Gas Price per Mcf (in dollars):
Realized price	$2.38	$4.58	$2.58	$3.91
Realized commodity derivative gain (loss)	0.47	—	0.55	—

Net realized price	$2.85	$4.58	$3.13	$3.91

Expense per BOE:
Lease operating expenses	$12.93	$19.97	$14.19	$19.67
Property and production taxes	3.41	1.57	2.20	1.37
Transportation expenses	0.17	0.05	1.49	0.04
Depreciation, depletion and amortization	13.65	13.83	13.84	12.94
General and administrative expense, net(3)	6.35	11.57	7.08	13.68
Interest expense	10.22	19.40	10.06	19.57

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended June 30, 2013 to Quarter Ended June 30, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $0.5 million (1%) to $81.4 million in the second quarter of 2013 compared to $80.9 million in the second quarter of 2012. The increase was due to higher oil production, partially offset by lower natural gas production, as described below.

        Oil sales increased by $11.6 million (17%) in the second quarter of 2013 to $80.2 million compared to $68.6 million in the second quarter of 2012. Oil production increased by 23%, with production of 852 MBbls in the second quarter of 2013 compared to 692 MBbls in the second quarter of 2012. The increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. Our average realized price for oil decreased $6.92 per Bbl (7%) from $100.38 per Bbl in the second quarter of 2012 to $93.46 per Bbl for the second quarter of 2013.

        Natural gas sales decreased $11.1 million (90%) in the second quarter of 2013 to $1.2 million compared to $12.3 million in the second quarter of 2012. Natural gas production decreased by 95% in the second quarter of 2013, with production of 267 MMcf compared to 5,174 MMcf in the second quarter of 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $2.20 per Mcf (92%) from $2.38 per Mcf in the second quarter of 2012 to $4.58 per Mcf in the second quarter of 2013.

        Other Revenues.    Other revenues decreased $0.7 million (42%) in the second quarter of 2013 to $0.9 million compared to $1.6 million in the second quarter of 2012. During the second quarter of 2012, we received revenues related to sub-charter activity of the barge used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in the second quarter of 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $2.2 million (11%) in the second quarter of 2013 to $17.9 million compared to $20.1 million in the second quarter of 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding the Sacramento Basin assets included in the sale, LOE increased $1.5 million (9%) in the second quarter of 2013 to $17.9 million compared to $16.4 million in the second quarter of 2012. In the second quarter of 2013 we incurred higher non-recurring repairs at our West Montalvo field than in the second quarter of 2012. On a per unit basis, LOE increased by $7.04 per BOE from $12.93 in the second quarter of 2012 to $19.97 in the second quarter of 2013. Excluding the Sacramento Basin assets sold, on a per unit basis, LOE decreased by $2.75 per BOE from $22.73 in the second quarter of 2012 to $19.98 in the second quarter of 2013.

        Property and Production Taxes.    Property and production taxes decreased $3.9 million (73%) in the second quarter of 2013 to $1.4 million compared to $5.3 million in the second quarter of 2012. The decrease is primarily the result of higher supplemental taxes in the 2012 period in connection with additional reserves from new wells. On a per BOE basis, property and production taxes decreased $1.84 per BOE to $1.57 in the second quarter of 2013 from $3.41 in the second quarter of 2012.

        Transportation Expenses.    Transportation expenses decreased $0.2 million (82%) to $45,000 in the second quarter of 2013 compared to $0.3 million in the second quarter of 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the second quarter of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $8.8 million (42%) to $12.4 million in the second quarter of 2013 compared to $21.2 million in the second quarter of 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding the Sacramento Basin assets sold, DD&A increased $3.8 million (44%) to $12.4 million in the second quarter of 2013 compared to $8.6 million in the second quarter of 2012. This increase is primarily due to higher production at our South Ellwood and West Montalvo fields, resulting from successful drilling activity. DD&A expense on a per unit basis increased $0.18 per BOE to $13.83 per BOE for the second quarter of 2013 compared to $13.65 per BOE for the second quarter of 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $0.9 million (58%) to $0.6 million in the second quarter of 2013 compared to $1.5 million in the second quarter of 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2012	2013
General and administrative costs	$13,579	$11,175
Share-based compensation costs	1,840	4,940
Going private related costs (none capitalized)	852	—
General and administrative costs capitalized	(6,402)	(5,740)

General and administrative expense, net of amounts capitalized	$9,869	$10,375

        G&A expenses increased $0.5 million (5%) to $10.4 million in the second quarter of 2013 compared to $9.9 million in the second quarter of 2012. The increase is primarily due to higher share-based compensation expense of $3.8 million (net of amount capitalized) charged to G&A in the second quarter of 2013 compared to $1.0 million (net of amount capitalized) in the second quarter of 2012, partially offset by lower employee related G&A in the second quarter of 2013 due to the Sacramento Basin asset sale. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely be higher in 2013 and will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense increased to $10.32 per BOE in the second quarter of 2013 from $5.15 per BOE in the second quarter of 2012.

        Interest Expense, Net.    Interest expense, net of interest income, increased $1.5 million (10%) to $17.4 million in the second quarter of 2013 compared to $15.9 million in the second quarter of 2012. The increase was primarily the result of increased borrowings on the revolving credit facility in the second quarter of 2013.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs increased $0.3 million (55%) to $0.9 million in the second quarter of 2013 compared to $0.6 million in the second quarter of 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2012	2013
Realized commodity derivative losses (gains)	$(6,786)	$5,132
Amortization of commodity derivative premiums	2,224	1,018
Unrealized commodity derivative losses (gains) for changes in fair value	(2,134)	(26,101)

Commodity derivative losses (gains), net	$(6,696)	$(19,951)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the second quarter of 2013 reflect the settlement of contracts at prices above the relevant strike prices. In addition, in the second quarter of 2013, we settled all of our basis swaps, realizing total losses of $3.6 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended June 30, 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    Net income for the second quarter of 2013 was $41.2 million compared to net income of $14.5 million for the same period in 2012. The change between periods is the result of the items discussed above.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales increased $3.1 million (2%) to $167.4 million in the first half of 2013 compared to $164.3 million in the first half of 2012. The increase was due to higher oil production, partially offset by lower natural gas production, as described below.

        Oil sales increased by $26.6 million (20%) in the first half of 2013 to $162.9 million compared to $136.3 million in the first half of 2012. Oil production increased by 25%, with production of 1,663 MBbls in the first half of 2013 compared to 1,333 MBbls in the first half of 2012. The increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. Our average realized price for oil decreased $3.04 per Bbl (3%) from $99.55 per Bbl in the first half of 2012 to $96.51 per Bbl for the first half of 2013.

        Natural gas sales decreased $23.5 million (84%) in the first half of 2013 to $4.5 million compared to $28.0 million in the first half of 2012. Natural gas production decreased by 89% in the first half of 2013, with production of 1,140 MMcf compared to 10,842 MMcf in the first half of 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $1.33 per Mcf (52%) from $2.58 per Mcf in the first half of 2012 to $3.91 per Mcf in the first half of 2013.

        Other Revenues.    Other revenues decreased $1.3 million (37%) in the first half of 2013 to $2.2 million compared to $3.5 million in the first half of 2012. During the first half of 2012, we received revenues related to sub-charter activity of the barge used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in the first half of 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $8.1 million (18%) in the first half of 2013 to $36.4 million compared to $44.5 million in the first half of 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding the Sacramento Basin assets included in the sale, LOE decreased $1.0 million (3%) in the first half of 2013 to $35.9 million compared to $36.9 million in the first half of 2012, due primarily to non-recurring repair costs incurred at our South Ellwood field in the first half of 2012. On a per unit basis, LOE increased by $5.48 per BOE from $14.19 in the first half of 2012 to $19.67 in the first half of 2013. Excluding Sacramento Basin assets sold, on a per unit basis, LOE decreased by $0.96 per BOE from $26.31 in the first half of 2012 to $20.50 in the first half of 2013.

        Property and Production Taxes.    Property and production taxes decreased $4.4 million (63%) in the first half of 2013 to $2.5 million compared to $6.9 million in the first half of 2012. The decrease is primarily the result of higher supplemental taxes in the 2012 period in connection with additional reserves from new wells. On a per BOE basis, property and production taxes decreased $0.83 per BOE to $1.37 in the first half of 2013 from $2.20 in the first half of 2012.

        Transportation Expenses.    Transportation expenses decreased $4.6 million (98%) to $83,000 in the first half of 2013 compared to $4.7 million in the first half of 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first half of 2012.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $19.5 million (45%) to $24.0 million in the first half of 2013 compared to $43.5 million in the first half of 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding the Sacramento Basin assets sold, DD&A increased $5.5 million (30%) to $24.0 million in the first half of 2013 compared to $18.5 million in the first half of 2012. This increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. DD&A expense on a per unit basis decreased $0.90 per BOE to $12.94 per BOE for the first half of 2013 compared to $13.84 per BOE for the first half of 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $1.5 million (55%) to $1.3 million in the first half of 2013 compared to $2.8 million in the first half of 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of general and administrative expense incurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2013
General and administrative costs	$28,397	$24,798
Share-based compensation costs	4,060	12,585
Going private related costs (none capitalized)	3,480	—
General and administrative costs capitalized	(13,707)	(12,033)

General and administrative expense, net of amounts capitalized	$22,230	$25,350

        G&A expenses increased $3.2 million (14%) to $25.4 million in the first half of 2013 compared to $22.2 million in the first half of 2012. The increase is primarily due to higher share-based compensation expense of $9.6 million (net of amount capitalized) charged to G&A in the first half of 2013 compared to $2.2 million (net of amount capitalized) in the first half of 2012, partially offset by lower employee related G&A in the first half of 2013 due to the Sacramento Basin asset sale. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely be higher in 2013 and will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense increased to $11.78 per BOE in the first half of 2013 from $5.26 per BOE in the first half of 2012.

        Interest Expense, Net.    Interest expense, net of interest income, increased $4.6 million (15%) to $36.2 million in the first half of 2013 compared to $31.6 million in the first half of 2012. The increase was primarily the result of the issuance of the $315 million second lien term loan in connection with the going private transaction.

        Amortization of Deferred Loan Costs.    Amortization of deferred loan costs increased $0.8 million (75%) to $2.0 million in the first half of 2013 compared to $1.2 million in the first half of 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $21.3 million in the first half of 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of our second lien term loan.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2013
Realized commodity derivative losses (gains)	$(47,882)	$19,749
Amortization of commodity derivative premiums	10,019	1,967
Unrealized commodity derivative losses (gains) for changes in fair value	61,705	(38,324)

Commodity derivative losses (gains), net	$23,842	$(16,608)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the first half of 2013 reflect the settlement of contracts at prices above the relevant strike prices. In addition, in the first half of 2013, we unwound all outstanding natural gas derivative contracts for $3.8 million as a result of the Sacramento Basin asset sale, and unwound all of our oil basis swaps for $5.7 million, realizing total losses of $9.5 million. The realized commodity gains in the first half of 2012 reflect the settlement of contracts below the relevant strike prices. In addition, in the first quarter of 2012 we unwound certain natural gas derivative contracts and realized a gain of $41.2 million. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded in the six month periods ended June 30, 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    Net income for the first half of 2013 was $37.0 million compared to net loss of $13.4 million for the same period in 2012. The change between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash generated from our operations and amounts available under our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Cash (used in) provided by operating activities	$99,931	$39,495
Cash (used in) provided by investing activities	(110,117)	52,769
Cash (used in) provided by financing activities	2,040	(142,566)

        Net cash provided by operating activities was $39.5 million in the first half of 2013 compared to net cash provided by operating activities of $99.9 million in the 2012 period. Cash flows used in operating activities in the first half of 2013 as compared to the 2012 period were impacted by increased cash flows from higher oil production offset by cash outflows of $19.7 million for realized commodity derivative losses, higher interest expense of $4.7 million, and greater share-based compensation expense of $10.8 million for cash settled awards. Cash flows from operating activities in the first half of 2012 were favorably impacted by a realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts.

        Net cash provided by investing activities was $52.8 million in the first half of 2013 compared to net cash used in investing activities of $110.1 million in the 2012 period. The primary investing activities in the first half of 2013 were sales proceeds of $101 million received as a result of the Sacramento Basin asset sale, partially offset by $46 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first half of 2012 were $132 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by $23 million in net cash proceeds received from the sale of our Santa Clara Avenue field in the second quarter of 2012.

        Net cash used in financing activities was $142.6 million in the first half of 2013 compared to net cash provided by financing activities of $2.0 million during the 2012 period. The primary financing activities in the first half of 2013 were (i) repayment of $315 million on our second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on our revolving credit facility of $107 million and (ii) net additional borrowings of $76 million on our revolving credit facility. The primary financing activities in the first half of 2012 were $2 million in net borrowings under our revolving credit facility.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2013 exploration, exploitation and development capital expenditures budget is currently $91 million and through the first half of 2013, we have incurred $43 million. We expect to fund these expenditures primarily with cash flow from operations, supplemented with borrowings under our revolving credit facility. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. We are pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, debt refinancings, asset sales, joint ventures or other transactions. There can be no assurance that any such transaction can be completed in the time frame we expect or at all.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders of $268.0 million and our borrowing base which, as discussed above, is currently established at $270.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of August 1, 2013, we had $173.0 million outstanding under the facility at an average interest rate of 3.25% and $91.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

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

        11.50% Senior Notes.    In October 2009, we issued $150.0 million of 11.50% senior unsecured notes due in October 2017 at a price of 95.03% of par. The notes pay interest semi-annually in arrears on April 1 and October 1 of each year. We may redeem the notes prior to October 1, 2013 at a "make-whole price" defined in the indenture. Beginning October 1, 2013, we may redeem the notes at a redemption price equal to 105.75% of the principal amount and declining to 100% by October 1, 2016. The indenture governing the notes contains operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness or create liens on our assets.

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

Off-Balance Sheet Arrangements

        At June 30, 2013, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    In January 2013, in connection with the Sacramento Basin asset sale, we settled all of our natural gas derivative contracts and natural gas basis swaps, paying $3.8 million. Also in January 2013, we settled 25% of our NYMEX/Brent basis swaps, paying $2.1 million. In April 2013, we settled the remaining 75% of our NYMEX/Brent basis swaps, paying $3.6 million. As of June 30, 2013, we had entered into various swap, collar and option agreements related to our oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual Brent price.

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
July 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        From time to time we have also entered into certain oil basis swaps. The swaps fix the differential between the WTI crude price index and Brent. Historically, the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which we sell a significant percentage of our oil. However, the Southern California indexes most relevant to us have in recent periods tracked more closely with Brent prices than with WTI. In April 2013, we settled all of our oil basis swaps, paying $3.6 million.

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of June 30, 2013 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	700	$90.00/$122.70	Jul 1, 13 - Dec 31, 13
Swap	Bank of Nova Scotia	Brent	675	$106.50	Jul 1, 13 - Dec 31, 13
Swap	Citibank N.A.	Brent	675	$106.53	Jul 1, 13 - Dec 31, 13
Put	Bank of America	Brent	750	90.00	Jul 1, 13 - Dec 31, 13
Collar	Key Bank	Brent	225	$90.00/$97.00	Jul 1, 13 - Dec 31, 14
Collar	Key Bank	Brent	200	$90.00/$93.75	Jan 1, 14 - Dec 31, 14
Put	Citibank N.A.	Brent	575	$90.00	Jan 1, 14 - Dec 31, 14
Collar	Credit Suisse	Brent	1,000	$90.00/$98.00	Jul 1, 13 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Jul 1, 13 - Dec 31, 15
Collar	Bank of Nova Scotia	Brent	1,675	$90.00/$98.15	Jul 1, 13 - Dec 31, 15

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

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of June 30, 2013, the fair value of our commodity derivatives was a net liability of $2.9 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under our revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $1.8 million on our variable rate borrowings of $183.0 million as of June 30, 2013.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of June 30, 2013.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Edward O'Donnell, our Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation, those officers believe that:

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

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2013

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
	Name:	Edward J. O'Donnell
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer