Form 10-Q
period 2013-09-30
Venoco, Inc.; DENVER PARENT Corp
filed 2013-11-13
CIK 1313024, 1588242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:
Venoco, Inc. 333-123711
Denver Parent Corporation 333-191602

Venoco, Inc.
Denver Parent Corporation

Delaware Delaware (State or other jurisdiction of incorporation or organization)	77-0323555 44-0821005 (I.R.S. Employer Identification Number)
370 17th Street, Suite 3900 Denver, Colorado (Address of principal executive offices)	80202-1370 (Zip Code)

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

Venoco, Inc.	YES ☐	NO ☒
Denver Parent Corporation	YES ☐	NO ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Venoco, Inc.	YES ☒	NO ☐
Denver Parent Corporation	YES ☒	NO ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Venoco, Inc.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Denver Parent Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Venoco, Inc.	YES ☐	NO ☒
Denver Parent Corporation	YES ☐	NO ☒

          As of November 12, 2013, there were 30,150,933 shares of common stock Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity, and our future compliance with covenants under our debt agreements. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report and in the Venoco, Inc. Annual Report on Form 10-K for the year ended December 31, 2012. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and the Venoco, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 and such things as:

  •
  changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks relating to the concentration of our properties in a limited number of areas in California;

  •
  risks related to our indebtedness, and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

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

Explanatory Note

        This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in Part I, Item 1, "Financial Statements."

        We operate DPC and Venoco as one business, with one management team. Management believes combining the Quarterly Reports on Form 10-Q of DPC and Venoco provides the following benefits:

  •
  Enhances investors' understanding of DPC and Venoco by enabling investors to view the business as a whole, the same manner management views and operates the business;

  •
  Provides a more readable presentation of required disclosures with less duplication, since a substantial portion of the disclosures apply to both DPC and Venoco; and

  •
  Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

        All of Venoco's net assets are owned by DPC and all of DPC's operations are conducted by Venoco.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended September 30, 2013

PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and the Three and Nine Months Ended September 30, 2013	3
	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2013	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and the Nine Months Ended September 30, 2013	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
Signatures		55

PART I—FINANCIAL INFORMATION

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except shares)

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$16	$54,318	$17,240
Accounts receivable	108,356	26,171	108,356	25,828
Inventories	5,101	5,380	5,101	5,380
Other current assets	4,448	5,322	4,519	5,338
Commodity derivatives	153	1,346	153	1,346

Total current assets	171,876	38,235	172,447	55,132

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,927,259	1,966,138	1,927,259	1,966,138
Unproved	16,165	14,256	16,165	14,256
Accumulated depletion	(1,311,898)	(1,346,311)	(1,311,898)	(1,346,311)

Net oil and gas properties	631,526	634,083	631,526	634,083
Other property and equipment, net of accumulated depreciation and amortization of $15,176 and $15,464 at December 31, 2012 and September 30, 2013, respectively	17,076	16,566	17,076	16,566

Net property, plant and equipment	648,602	650,649	648,602	650,649

OTHER ASSETS:
Commodity derivatives	—	445	—	445
Deferred loan costs	21,569	12,521	24,820	17,772
Other	4,034	5,749	4,034	5,817

Total other assets	25,603	18,715	28,854	24,034

TOTAL ASSETS	$846,081	$707,599	$849,903	$729,815

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104,494	$—	$104,494	$—
Accounts payable and accrued liabilities	57,315	41,494	57,315	41,584
Interest payable	27,862	6,319	27,862	10,170
Commodity derivatives	20,607	7,002	20,607	7,002
Share-based compensation	10,424	15,123	10,424	15,123

Total current liabilities	220,702	69,938	220,702	73,879

LONG-TERM DEBT	849,190	708,521	909,190	956,770
COMMODITY DERIVATIVES	20,287	7,589	20,287	7,589
ASSET RETIREMENT OBLIGATIONS	41,119	35,307	41,119	35,307
SHARE-BASED COMPENSATION	10,441	5,239	10,441	5,239

Total liabilities	1,141,739	826,594	1,201,739	1,078,784

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2012 and September 30, 2013; 29,936,378 and 30,150,933 DPC shares issued and outstanding at December 31, 2012 and September 30, 2013)	299	299	299	301
Additional paid-in capital	124,358	282,734	68,421	71,518
Retained earnings (accumulated deficit)	(420,315)	(402,028)	(420,556)	(420,788)

Total stockholders' equity	(295,658)	(118,995)	(351,836)	(348,969)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,081	$707,599	$849,903	$729,815

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
REVENUES:
Oil and natural gas sales	$95,377	$79,696	$259,701	$247,104
Other	1,321	1,249	4,859	3,463

Total revenues	96,698	80,945	264,560	250,567
EXPENSES:
Lease operating expense	22,899	18,274	67,442	54,719
Property and production taxes	1,671	(472)	8,588	2,062
Transportation expense	482	50	5,151	133
Depletion, depreciation and amortization	22,240	12,551	65,707	36,529
Accretion of asset retirement obligations	1,457	595	4,298	1,866
General and administrative, net of amounts capitalized	11,822	5,358	34,052	30,708

Total expenses	60,571	36,356	185,238	126,017

Income from operations	36,127	44,589	79,322	124,550
FINANCING COSTS AND OTHER:
Interest expense, net	16,498	15,674	48,089	51,929
Amortization of deferred loan costs	597	868	1,751	2,887
Loss on extinguishment of debt	—	16,787	—	38,084
Commodity derivative losses (gains), net	49,089	14,171	72,931	(2,437)

Total financing costs and other	66,184	47,500	122,771	90,463

Income (loss) before income taxes	(30,057)	(2,911)	(43,449)	34,087
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$(30,057)	$(2,911)	$(43,449)	$34,087

See notes to condensed consolidated financial statements.

DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
REVENUES:
Oil and natural gas sales	$95,377	$79,696	$259,701	$247,104
Other	1,321	1,249	4,859	3,463

Total revenues	96,698	80,945	264,560	250,567
EXPENSES:
Lease operating expense	22,899	18,274	67,442	54,719
Property and production taxes	1,671	(472)	8,588	2,062
Transportation expense	482	50	5,151	133
Depletion, depreciation and amortization	22,240	12,551	65,707	36,529
Accretion of asset retirement obligations	1,457	595	4,298	1,866
General and administrative, net of amounts capitalized	11,822	5,389	34,052	30,869

Total expenses	60,571	36,387	185,238	126,178

Income from operations	36,127	44,558	79,322	124,389
FINANCING COSTS AND OTHER:
Interest expense, net	16,498	21,111	48,089	65,329
Amortization of deferred loan costs	597	1,150	1,751	3,722
Loss on extinguishment of debt	—	36,710	—	58,007
Commodity derivative losses (gains), net	49,089	14,171	72,931	(2,437)

Total financing costs and other	66,184	73,142	122,771	124,621

Income (loss) before income taxes	(30,057)	(28,584)	(43,449)	(232)
Income tax provision (benefit)	—	—	—	—

Net income (loss)	$(30,057)	$(28,584)	$(43,449)	$(232)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$124,358	$(420,315)	$(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
DPC capital contribution to Venoco	—	—	158,385	—	158,385
Dividend to DPC	—	—	—	(15,800)	(15,800)
Net income (loss)	—	—	—	34,087	34,087

BALANCE AT SEPTEMBER 30, 2013	29,936	$299	$282,734	$(402,028)	$(118,995)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2012	29,936	$299	$68,421	$(420,556)	$(351,836)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Capital contribution	—	—	3,108	—	3,108
Issuance of shares to ESOP	215	2	(2)	—	—
Net income (loss)	—	—	—	(232)	(232)

BALANCE AT SEPTEMBER 30, 2013	30,151	$301	$71,518	$(420,788)	$(348,969)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,449)	$34,087	$(43,449)	$(232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	65,707	36,529	65,707	36,529
Accretion of asset retirement obligations	4,298	1,866	4,298	1,866
Share-based compensation	4,245	—	4,245	—
Interest paid-in-kind	—	—	—	5,005
Amortization of deferred loan costs	1,751	2,887	1,751	3,722
Loss on extinguishment of debt	—	38,084	—	58,007
Amortization of bond discounts and other	566	698	566	822
Unrealized commodity derivative (gains) losses and amortization of premiums	113,216	(26,447)	113,216	(26,447)
Changes in operating assets and liabilities:
Accounts receivable	(3,800)	9,368	(3,800)	9,711
Inventories	1,438	(279)	1,438	(279)
Other current assets	(909)	(1,027)	(909)	(1,037)
Other assets	(2,616)	(1,715)	(2,616)	(1,783)
Accounts payable and accrued liabilities	4,860	(30,190)	4,860	(26,249)
Share-based compensation liabilities	—	(503)	—	(503)
Net premiums paid on derivative contracts	(10,987)	(1,494)	(10,987)	(1,494)

Net cash provided by (used in) operating activities	134,320	61,864	134,320	57,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(176,734)	(78,628)	(176,734)	(78,628)
Acquisitions of oil and natural gas properties	(175)	(45)	(175)	(45)
Expenditures for other property and equipment	(2,399)	(2,243)	(2,399)	(2,243)
Proceeds from sale of oil and natural gas properties	23,342	100,305	23,342	100,305

Net cash provided by (used in) investing activities	(155,966)	19,389	(155,966)	19,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	200,000	399,900	200,000	648,025
Principal payments on long-term debt	(168,000)	(656,379)	(168,000)	(721,384)
Premium paid to pay down debt	—	(19,905)	—	(36,626)
Payments for deferred loan costs	(444)	(1,247)	(444)	(7,219)
Proceeds from stock incentive plans and other	133	—	133	—
Going private share repurchase costs	—	(9)	—	(9)
DPC capital contribution to Venoco	—	158,385	—	3,108
Dividend to DPC	—	(15,800)	—	—

Net cash provided by (used in) financing activities	31,689	(135,055)	31,689	(114,105)

Net (decrease) increase in cash and cash equivalents	10,043	(53,802)	10,043	(37,078)
Cash and cash equivalents, beginning of period	8,165	53,818	8,165	54,318

Cash and cash equivalents, end of period	$18,208	$16	$18,208	17,240

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$54,529	$72,775	$54,529	$77,195
Cash paid (received) for income taxes	$—	$—	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$865	$(7,174)	$865	$(7,174)

See notes to condensed consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations    Denver Parent Corporation ("DPC"), a Delaware corporation, was formed in January, 2012 for the purpose of acquiring all of the outstanding common stock of Venoco, Inc. (see below) and has no other operations. Venoco, Inc. ("Venoco"), a Delaware corporation, is a wholly-owned subsidiary of DPC and is engaged in the acquisition, exploration and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

        Basis of Presentation    This Quarterly Report on Form 10-Q is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this quarterly report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

        The unaudited condensed consolidated financial statements include the accounts of DPC and its subsidiaries, and Venoco and its subsidiaries. All such subsidiaries are wholly owned. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. All such adjustments are considered to be of a normal recurring nature. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements. Venoco's Annual Report on Form 10-K for the year ended December 31, 2012 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Liquidity    The Company was in compliance with all debt covenants at September 30, 2013. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility, which step down over time, has increased debt-related risks. These include risks that the Company may default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. Venoco recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. However, we currently project that the margin by which Venoco will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow after September 30, 2013. Due to various operational risks and commodity pricing risks, there can be no assurances that Venoco will remain in compliance with this covenant or other covenants in its debt agreements.

        Income Taxes    The company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income or loss, except for discrete items. Income taxes for discrete items are computed and recorded in the period in which the specific transaction occurs.

        Venoco has net operating loss carryovers as of December 31, 2012 of $398.4 million for federal income tax purposes as a result of losses incurred before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led the Company to provide a full valuation allowance against its net deferred tax assets at December 31, 2012 and September 30, 2013 since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. Future events or new evidence which may lead the Company to conclude that it is more likely than not that its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from the Company's development efforts at its Southern California legacy properties; consistent, meaningful production and proved reserves from the Company's onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. All of the $100.6 million placed into escrow was released to the Company as of June 30, 2013. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on its second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013
Revolving credit agreement due March 2016	$—	$208,000	$—	$208,000
Second lien term loan due June 2017 (face value $315,000)	308,960	—	308,960	—
11.50% senior notes due October 2017 (face value $150,000)	144,724	521	144,724	521
8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
Secured notes due October 2015	—	—	60,000	—
12.25% / 13.00% senior PIK toggle notes due 2018	—	—	—	248,249

Total long-term debt	953,684	708,521	1,013,684	956,770
Less: current portion of long-term debt	(104,494)	—	(104,494)	—

Long-term debt, net of current portion	$849,190	$708,521	$909,190	$956,770

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of September 30, 2013.

        Venoco Revolving Credit Facility.    In March 2013, Venoco entered into an amendment to the fifth amended and restated credit agreement which maintained the maximum size of its revolving credit facility at $500 million and the maturity date of the facility at March 31, 2016. The borrowing base, which is subject to redetermination twice each year, and may be redetermined at other times at Venoco's request or at the request of the lenders, is currently $270 million. The availability under the facility is limited to the commitments of the participating lenders, which total $268 million. The credit facility is secured by a first priority lien on substantially all of Venoco's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of those subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures Venoco's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational covenants that restrict Venoco's ability to incur

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

indebtedness and financial covenants that require Venoco to maintain specified ratios of current assets to current liabilities, debt to EBITDA, secured debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures Venoco can incur related to the onshore Monterey project when the debt to EBITDA ratio exceeds 3.75 to 1.00.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of November 12, 2013, Venoco had $213.0 million outstanding on the facility and had available borrowing capacity of $51.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        On August 20, 2013, Venoco entered into an amendment to the revolving credit facility to increase its ability to pay dividends to DPC. The amendment generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. In September 2013, Venoco paid a cash dividend of $15.8 million to DPC.

        Venoco 8.875% Senior Notes.    In February 2011, Venoco issued $500 million in 8.875% senior notes due in February 2019 at par. The notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes will be payable in cash. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). Cash interest on the notes will accrue at the rate of 12.25% per annum. PIK interest on the notes will accrue at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        The following summarizes the terms of the agreements governing the Company's debt that (i) was outstanding as of December 31, 2012 but (ii) all or substantially all of which had been repaid as of September 30, 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        Venoco Second Lien Term Loan Facility.    Venoco entered into a $315.0 million senior secured second lien term loan facility in October 2012 (the "second lien term loan facility"), which was issued at 98% of the principal amount of the facility. Venoco repaid $214.7 million of the outstanding principal amount under the facility, and $6.4 million in prepayment penalties, in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. In March 2013, it used $107 million of additional borrowings under the revolving credit facility to repay all remaining amounts outstanding under the facility and $3.0 million in prepayment penalties. Loans made under the second lien term loan facility were designated, at the Company's option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans bore interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) 6.00%. Loans designated as LIBO Rate Loans bore interest at LIBOR plus 7.00%. Per the second lien term loan agreement, LIBOR was to be not less than 1.50%.

        The agreement governing the second lien term loan facility contained customary representations, warranties, events of default, covenants and indemnities. The facility was secured by second priority liens on substantially all of the Company's oil and natural gas properties and other assets, including the equity interests in all of Venoco's subsidiaries, and was unconditionally guaranteed by each of Venoco's subsidiaries other than Ellwood Pipeline, Inc.

        As noted above, Venoco repaid a portion of amounts outstanding under the second lien term loan facility in the first quarter of 2013 with proceeds from the Sacramento Basin asset sale. The current portion of long-term debt of $104.5 million at December 31, 2012 reflects the principal amounts that Venoco was required to repay on the facility from the sale proceeds that Venoco received on December 31, 2012 and January 2, 2013, less the portion that Venoco repaid with additional borrowings on the revolving credit facility.

        Venoco 11.50% Senior Notes.    In October 2009, Venoco issued $150 million of 11.50% senior notes due October 2017 at a price of 95.03% of par. The notes paid interest semi-annually in arrears on April 1 and October 1 of each year. The 11.50% notes were senior unsecured obligations and contained covenants that, among other things, limited Venoco's ability to make investments, incur additional debt, issue preferred stock, pay dividends, repurchase its stock, create liens or sell assets.

        In August 2013, Venoco commenced a tender offer to purchase for cash any and all of the $150 million outstanding principal amount of the 11.50% senior notes. In connection with the tender offer, Venoco also solicited consents from the holders of the notes to the amendment of the indenture governing those notes to eliminate substantially all of the restrictive covenants in the indenture, among other changes. Holders of approximately 99% of the principal amount of the notes tendered their notes and provided the related consents. Venoco redeemed the remaining notes in October 2013 pursuant to the terms of the indenture. The aggregate cost to Venoco of purchasing the notes in the tender offer, making the related consent payments and redeeming the remaining notes was approximately $160 million. Venoco funded the majority of this amount with a capital contribution from DPC of approximately $158 million. DPC funded the capital contribution with a portion of the proceeds of the offering of its 12.25% / 13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. LONG-TERM DEBT (Continued)

        DPC Secured Notes.    In October 2012, DPC incurred $60 million of indebtedness in the form of notes issued in a private placement pursuant to a note purchase agreement. DPC's obligations under the notes were secured by substantially all of its assets, which consisted principally of all of the common stock of Venoco.

        Interest on the notes was payable in cash, in additional notes or in a combination of additional notes and cash. If paid entirely in cash, the interest rate was 18% per annum; if paid entirely in kind, the interest rate was 33% per annum. If paid in a combination of cash and additional notes, the interest rate varied between those amounts based on the proportion of cash paid.

        The notes were due to mature on October 5, 2015. Pursuant to the terms of the notes, DPC redeemed the notes in August 2013 with proceeds of the issuance of its 12.25% / 13.00% senior PIK toggle notes. The aggregate cost of redeeming the notes was approximately $16.7 million.

        The Company was in compliance with all debt covenants at September 30, 2013.

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

        The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company's derivative contracts are with multiple counterparties to minimize exposure to any individual counterparty. The Company generally has netting arrangements with the counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to the Company's derivative contracts are also lenders, or affiliates of lenders, under Venoco's revolving credit facility. Collateral under the revolving credit facility supports Venoco's collateral obligations under the derivative contracts. Therefore, the Company is not required to post additional collateral when the Company is in a derivative liability position. Venoco's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At September 30, 2013, the balance of unamortized net derivative premiums

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

paid was $9.5 million, of which $1.0 million, $4.8 million and $3.7 million will be amortized in 2013, 2014 and 2015, respectively.

        The components of commodity derivative losses (gains) in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Realized commodity derivative losses (gains)	$7,597	$4,261	$(40,285)	$24,010
Amortization of commodity derivative premiums	1,203	1,017	11,222	2,984
Unrealized commodity derivative losses (gains) for changes in fair value	40,289	8,893	101,994	(29,431)

Commodity derivative losses (gains), net	$49,089	$14,171	$72,931	$(2,437)

        In January 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company settled all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. Also in January 2013, the Company settled 25%, or 975 barrels per day, of oil basis swaps, incurring a realized loss of $2.1 million. In April 2013, the Company settled the remaining 75%, or 2,925 barrels per day, of the oil basis swaps and incurred a realized loss of $3.6 million. The total amount paid to settle derivative contracts was $9.5 million in the first nine months of 2013. During the first nine months of 2012, the Company unwound certain of its then existing oil and natural gas derivative contracts and received $52.2 million.

        As of September 30, 2013, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
October 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Swaps	1,000	$106.00
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 are summarized below. The net fair value of the Company's derivatives changed by $27.9 million from a net liability of $40.7 million at December 31, 2012 to a net liability of $12.8 million at September 30, 2013, primarily due to (i) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (ii) settlement of commodity derivative positions during the current period and (iii) changes to the Company's commodity derivative portfolio in 2013. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented.

	December 31, 2012	September 30, 2013
Current Assets—Commodity derivatives:
Oil derivative contracts	$153	$1,346
Other Assets—Commodity derivatives:
Oil derivative contracts	—	445
Current Liabilities—Commodity derivatives:
Oil derivative contracts	(19,817)	(7,002)
Gas derivative contracts	(790)	—

	(20,607)	(7,002)

Commodity derivatives:
Oil derivative contracts	(17,482)	(7,589)
Gas derivative contracts	(2,805)	—

	(20,287)	(7,589)

Net derivative asset (liability)	$(40,741)	$(12,800)

5. ASSET RETIREMENT OBLIGATIONS

        The Company's asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in properties (including removal of certain onshore and offshore facilities) at the end of their productive lives in accordance

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

        The following table summarizes the activities for the Company's asset retirement obligations for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine Months Ended September 30,
	2012	2013
Asset retirement obligations at beginning of period	$92,508	$43,319
Revisions of estimated liabilities	(59)	(360)
Liabilities incurred or acquired	1,060	233
Liabilities settled or disposed	(3,664)	(7,551)
Accretion expense	4,298	1,866

Asset retirement obligations at end of period	94,143	37,507
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(1,000)	(2,200)

Long-term asset retirement obligations	$93,143	$35,307

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $7.6 million during the first nine months of 2013 primarily relate to the Sacramento Basin asset sale.

6. CAPITAL STOCK

        On October 3, 2012, Timothy Marquez, Venoco's former CEO and currently its Executive Chairman, completed a transaction whereby he, through an affiliate, acquired all of the outstanding stock of Venoco he did not beneficially own for $12.50 per share. As a result, Venoco's common stock is no longer publicly traded and the Company is wholly owned by DPC, an entity owned and controlled by Mr. Marquez and his affiliates. At closing, all then-outstanding shares of common stock, other than shares owned and controlled by Mr. Marquez and his affiliates, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

        During the third quarter, DPC issued 214,555 shares to its Employee Stock Ownership Plan ("ESOP"). As of September 30, 2013, there were 30,150,933 shares of common stock of DPC and 29,936,378 shares of common stock of Venoco outstanding.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

        The following summarizes the Company's cash settlement awards granted during the nine months ended September 30, 2013:

	Rights to Receive	Weighted Average Grant-Date Fair Value	Restricted Share Units	Weighted Average Grant-Date Fair Value	Share Appreciation Rights	Weighted Average Grant-Date Fair Value	Employee Stock Ownership Plan	Weighted Average Grant-Date Fair Value
Outstanding, start of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21	—	$—
Granted	—	$—	189,300	$8.33	1,478,507	$2.69	214,552	$8.33
Vested or exercised	(777,130)	$12.50	(241,419)	$8.33	—	$—	—	$—
Cancelled and other	(89,789)	$12.50	(150,997)	$8.33	(417,759)	$3.69	(14,758)	$8.33

Outstanding, end of period	1,254,918		788,299		4,371,668		199,794

Exercisable, end of period					762,626
Aggregate intrinsic value of SARs exercisable					$—

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The following assumptions were used to compute the grant date fair value of SARs at:

	December 31, 2012	September 30, 2013
Expected lives	1.0 - 6.5 years	1.0 - 7.0 years
Risk free interest rates	0.16% - 1.07%	0.10% - 2.02%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

        The Company calculated the expected life of units granted using the "simplified method" set forth in Staff Accounting Bulletin 107 (average of vesting period and term of the option). For deep out-of-the-money SARs where the derived service period is materially longer than the explicit service period, the requisite service period is based on the derived service period. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of public companies with characteristics similar to the Company for the past seven years.

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

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2012			September 30, 2013
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$9,719	$8,055	$17,774	$14,501	$—	$14,501
Restricted share units	705	—	705	622	1,344	1,966
Share appreciation rights	—	2,386	2,386	—	3,702	3,702
ESOP	—	—	—	—	193	193

Total share-based compensation liability	$10,424	$10,441	$20,865	$15,123	$5,239	$20,362

        At the Company's request, certain officers and directors have agreed to delay receipt of payment until January 2014 for a portion of their RTR awards that were due to be paid in early 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
General and administrative expense	$1,790	$(2,890)	$5,850	$9,695
Oil and natural gas production expense	160	(321)	670	862

Total share-based compensation costs	1,950	(3,211)	6,520	10,557
Less: share-based compensation costs capitalized	(453)	708	(2,275)	(2,263)

Share-based compensation expense, net	$1,497	$(2,503)	$4,245	$8,294

        As of September 30, 2013, there was $15.8 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.25 years.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. FAIR VALUE MEASUREMENTS (Continued)

table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2013 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of September 30, 2013
Assets (Liabilities):
Commodity derivative contracts	$—	$1,791	$—	$1,791
Commodity derivative contracts	—	(14,591)	—	(14,591)
Share-based compensation	—	—	(5,861)	(5,861)

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

        The grant date fair value of each SAR is estimated using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. FAIR VALUE MEASUREMENTS (Continued)

value estimate, it is management's opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Nine Months Ended September 30,
	2012	2013
Fair value liability, beginning of period	$—	$(3,091)
Transfers into Level 3(1)	—	(10,296)
Transfers out of Level 3(2)	—	3,367
Change in fair value of Level 3	—	4,159

Fair value liability, end of period	$—	$(5,861)

(1)
The transfers into Level 3 liability during the first nine months of 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during the first nine months of 2013 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

        Fair Value of Financial Instruments.    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, derivatives (discussed above) and long-term debt. The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short-term maturities. The carrying amount of Venoco's revolving credit facility approximated fair value because the interest rate of the facility is variable. The fair value of the second lien term loan facility, senior notes, secured notes and senior PIK toggle notes listed in the tables below were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2012		September 30, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$—	$—	$208,000	$208,000
Second lien term loan	308,960	322,088	—	—
11.50% senior notes	144,724	155,625	521	551
8.875% senior notes	500,000	468,625	500,000	508,000
Denver Parent Corporation:
Secured notes	60,000	60,000	—	—
12.25% / 13.00% senior PIK toggle notes	—	—	248,249	253,725

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against the Company, certain other energy companies, the City of Beverly Hills (the "City") and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to 2005 (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 the Company entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against it were dismissed with prejudice.

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

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (the "SLC") filed suit against the Company alleging that the Company underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The principal issues in dispute are (i) the oil price on which royalties should be calculated and (ii) whether the Company is entitled to consider the cost of transporting oil from the South Ellwood field to the point of sale in calculating the market price of oil at the wellhead.

        In August 2013 Venoco and the SLC entered into a definitive settlement agreement pursuant to which (i) the SLC agreed with the Company's methodology for calculating royalties on oil and gas production from the South Ellwood field and (ii) the parties agreed that all royalty payments made through February 2013 were correct. The litigation between the parties has been dismissed with prejudice without liability to the Company.

        Delaware Litigation—In August 2011 Timothy Marquez, the then-Chairman and CEO of the Company, submitted a nonbinding proposal to the board of directors of the Company to acquire all of the shares of the Company he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, three lawsuits were filed in the Delaware Court of Chancery in September 2011 against the Company and each of its directors by shareholders alleging that the Company and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, the Company entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which the Company, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware (three in January and two in February) and three suits were

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. CONTINGENCIES (Continued)

filed in federal court in Colorado (two in January and one in February) naming as defendants the Company and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. The Company has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in late 2014.

        Denbury Arbitration—In January 2013 the Company and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury Resources, Inc. ("Denbury") through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. The Company believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. The arbitration hearing was completed in August 2013. A decision by the arbitration panel is expected in late 2013. An adverse determination in the arbitration proceeding could reduce the amount of proved reserves from this reversionary interest and delay the timing for cash flows from those reserves.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

10. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of the Company other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, Venoco's obligations under its 8.875% senior notes (and, until October 2013, under its 11.50% senior notes). Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of September 30, 2013. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC's 12.25%/13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
AT SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16	$—	$—	$—	$16
Accounts receivable	25,081	97	993	—	26,171
Inventories	5,380	—	—	—	5,380
Prepaid expenses and other current assets	5,322	—	—	—	5,322
Commodity derivatives	1,346	—	—	—	1,346

TOTAL CURRENT ASSETS	37,145	97	993	—	38,235

PROPERTY, PLANT & EQUIPMENT, NET	815,588	(184,229)	19,290	—	650,649
COMMODITY DERIVATIVES	445	—	—	—	445
INVESTMENTS IN AFFILIATES	555,255	—	—	(555,255)	—
OTHER	18,210	60	—	—	18,270

TOTAL ASSETS	1,426,643	(184,072)	20,283	(555,255)	707,599

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	41,494	—	—	—	41,494
Interest payable	6,319	—	—	—	6,319
Commodity and interest derivatives	7,002	—	—	—	7,002
Share-based compensation	15,123	—	—	—	15,123

TOTAL CURRENT LIABILITIES:	69,938	—	—	—	69,938

LONG-TERM DEBT	708,521	—	—	—	708,521
COMMODITY AND INTEREST DERIVATIVES	7,589	—	—	—	7,589
ASSET RETIREMENT OBLIGATIONS	33,073	1,495	739	—	35,307
SHARE-BASED COMPENSATION	5,239	—	—	—	5,239
INTERCOMPANY PAYABLES (RECEIVABLES)	721,242	(653,998)	(67,280)	36	—

TOTAL LIABILITIES	1,545,602	(652,503)	(66,541)	36	826,594

TOTAL STOCKHOLDERS' EQUITY	(118,959)	468,431	86,824	(555,291)	(118,995)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,426,643	$(184,072)	$20,283	$(555,255)	$707,599

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$79,388	$308	$—	$—	$79,696
Other	117	—	6,320	(5,188)	1,249

Total revenues	79,505	308	6,320	(5,188)	80,945

EXPENSES:
Lease operating expense	17,477	19	778	—	18,274
Production and property taxes	(626)	1	153	—	(472)
Transportation expense	5,142	3	—	(5,095)	50
Depletion, depreciation and amortization	12,355	26	170	—	12,551
Accretion of asset retirement obligations	556	29	10	—	595
General and administrative, net of amounts capitalized	5,326	—	125	(93)	5,358

Total expenses	40,230	78	1,236	(5,188)	36,356

Income (loss) from operations	39,275	230	5,084	—	44,589
FINANCING COSTS AND OTHER:
Interest expense, net	16,869	—	(1,195)	—	15,674
Amortization of deferred loan costs	868	—	—	—	868
Loss on extinguishment of debt	16,787	—	—	—	16,787
Commodity derivative losses (gains), net	14,171	—	—	—	14,171

Total financing costs and other	48,695	—	(1,195)	—	47,500

Equity in subsidiary income	4,036	—	—	(4,036)	—

Income (loss) before income taxes	(5,384)	230	6,279	(4,036)	(2,911)
Income tax provision (benefit)	(2,473)	87	2,386	—	—

Net income (loss)	$(2,911)	$143	$3,893	$(4,036)	$(2,911)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$246,195	$909	$—	$—	$247,104
Other	1,141	—	13,088	(10,766)	3,463

Total revenues	247,336	909	13,088	(10,766)	250,567

EXPENSES:
Lease operating expense	52,733	46	1,940	—	54,719
Property and production taxes	1,865	16	181	—	2,062
Transportation expense	10,612	9	—	(10,488)	133
Depletion, depreciation and amortization	35,862	78	589	—	36,529
Accretion of asset retirement obligations	1,749	87	30	—	1,866
General and administrative, net of amounts capitalized	30,590	1	395	(278)	30,708

Total expenses	133,411	237	3,135	(10,766)	126,017

Income (loss) from operations	113,925	672	9,953	—	124,550
FINANCING COSTS AND OTHER:
Interest expense, net	55,418	—	(3,489)	—	51,929
Amortization of deferred loan costs	2,887	—	—	—	2,887
Loss on extinguishment of debt	38,084	—	—	—	38,084
Commodity derivative losses (gains), net	(2,437)	—	—	—	(2,437)

Total financing costs and other	93,952	—	(3,489)	—	90,463

Equity in subsidiary income	8,751	—	—	(8,751)	—

Income (loss) before income taxes	28,724	672	13,442	(8,751)	34,087
Income tax provision (benefit)	(5,363)	255	5,108	—	—

Net income (loss)	$34,087	$417	$8,334	$(8,751)	$34,087

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$47,531	$877	$13,456	$—	$61,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(78,473)	5	(160)	—	(78,628)
Acqusitions of oil and natural gas properties	(45)	—	—	—	(45)
Expenditures for property and equipment and other	(2,243)	—	—	—	(2,243)
Proceeds from sale of oil and natural gas properties	100,305	—	—	—	100,305

Net cash provided by (used in) investing activities	19,544	5	(160)	—	19,389
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany
borrowings	14,178	(882)	(13,296)	—	—
Proceeds from long-term debt	399,900	—	—	—	399,900
Principal payments on long-term debt	(656,379)	—	—	—	(656,379)
Payments for deferred loan costs	(1,247)	—	—	—	(1,247)
Premium to retire debt	(19,905)	—	—	—	(19,905)
Going private share repurchase costs	(9)	—	—	—	(9)
Dividend paid to Denver Parent Corporation	(15,800)	—	—	—	(15,800)
DPC capital contribution	158,385	—	—	—	158,385

Net cash provided by (used in) financing activities	(120,877)	(882)	(13,296)	—	(135,055)

Net increase (decrease) in cash and cash equivalents	(53,802)	—	—	—	(53,802)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$16	$—	$—	$—	$16

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        This Quarterly Report on Form 10-Q is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. See "Explanatory Note" immediately preceding Part I of this report. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes. DPC recently filed a registration statement on Form S-4 to register the exchange of its privately-issued 12.25% / 13.00% senior PIK toggle notes due 2018 for substantially identical notes registered under the Securities Act of 1933.

        The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Venoco's Annual Report on Form 10-K for the year ended December 31, 2012 as well as with the financial statements and related notes and the other information appearing elsewhere in this report.

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

Recent Events

        Going Private Transaction.    In January 2012, Venoco entered into a merger agreement with Timothy Marquez and certain of his affiliates, including DPC, pursuant to which DPC acquired all of Venoco's common stock not beneficially owned by Mr. Marquez for $12.50 per share in cash in a transaction that was completed in October 2012. We refer to this transaction as the going private transaction. In connection with the closing of the going private transaction, Venoco entered into the fifth amended and restated credit agreement related to its revolving credit facility and a $315 million second lien term loan. We subsequently entered into amendments to the revolving credit agreement and repaid all amounts outstanding under the second lien term loan as discussed below.

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

        Amended Revolving Credit Agreement and Second Lien Repayment.    In March 2013, Venoco entered into an amendment to its revolving credit agreement that increased the borrowing base under the facility to $270 million. Venoco then borrowed an additional $107 million under the facility and used those funds to repay the remaining amounts outstanding under the second lien term loan ($100 million) and a prepayment penalty of $3.0 million. The amendment also changed certain financial covenants included in the revolving credit agreement, as described in "—Liquidity and Capital Resources—Capital Resources and Requirements." In August 2013, Venoco entered into a further amendment to the revolving credit facility to increase its ability to pay dividends to DPC. The amendment generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis.

        DPC Notes Offering and Debt Tender Offer.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. DPC used the proceeds of the offering to redeem its then outstanding senior secured notes for $83.2 million, including $16.7 million of redemption premium and $1.5 million of accrued interest, and to make a capital contribution to Venoco of approximately $158 million. Contemporaneously with the DPC notes offering, Venoco commenced a tender offer to purchase for cash any and all of the $150 million outstanding principal amount of its 11.50% senior notes due 2017. In connection with the tender offer, Venoco also solicited consents from the holders of the 11.50% senior notes to the amendment of the indenture governing those notes to eliminate substantially all of the restrictive covenants in the indenture, among other changes. Holders of approximately 99% of the principal amount of the notes tendered their notes and provided the related consents. Venoco then redeemed the remaining notes in October 2013 pursuant to the terms of the indenture. The aggregate cost to Venoco of purchasing the notes in the tender offer, making the related consent payments and redeeming the remaining notes was approximately $160.2 million. Venoco funded the majority of this amount with the capital contribution from DPC.

        Master Limited Partnership.    Venoco has submitted to the SEC a draft registration statement relating to a master limited partnership, or MLP, that would own a portion of its producing properties in Southern California. Subject to market conditions and other factors, Venoco may elect to effect an initial public offering of MLP units. Venoco currently expects that it would contribute 22% interests in certain of its key properties, which we refer to as the partnership properties, to the MLP contemporaneously with the closing of the public offering in exchange for cash and general and limited partner interests in the MLP. Venoco expects that the MLP would sell a majority of the limited partner interests in the MLP in the offering. At least 75% of the consideration Venoco would receive in the transaction would be in the form of cash. Venoco currently expects that the partnership properties would consist of 22% working interests in certain identified producing wells in the South Ellwood field, a 22% working interest in the Santa Clara Federal unit, a 22% working interest in the West Montalvo field, a 6% working interest in the Dos Cuadras field, and a 22% working interest in the Beverly Hills West field. As of December 31, 2012, the partnership properties had estimated proved reserves of 7.4 MMBOE and represented 14% of Venoco's estimated proved reserves. For the year ended December 31, 2012 and the nine months ended September 30, 2013, production from the partnership properties was 640 MBOE and 535 MBOE, respectively. Venoco would expect to use the cash proceeds of the contribution of assets to the MLP to reduce its outstanding indebtedness. We are unable to predict the amount of cash proceeds Venoco will receive if the transaction is completed. Our expectations regarding the nature and timing of, and the proceeds from, the transaction are subject to numerous risks and uncertainties, and there can be no assurance that the transaction will be completed in the time frame or manner we expect or at all. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy any securities of the MLP.

Capital Expenditures

        In the first nine months of 2013 our development, exploitation and exploration capital expenditures were $72 million, with approximately $67 million incurred for Southern California legacy projects and $5 million for onshore Monterey projects. We reduced our overall capital expenditures, and increased our focus on development relative to exploration drilling, following the completion of the going private transaction. Our 2013 development, exploitation and exploration capital expenditure budget is $91 million, of which approximately $85 million is expected to be devoted to our legacy Southern California assets and approximately $6 million to onshore Monterey shale activities.

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

Southern California—Exploitation and Development

        In 2013, we have drilled three wells in the South Ellwood field. As previously disclosed, the most recent of these wells was successfully completed and put on production in July 2013, but overall production from the field did not increase by the full amount of production attributed to the well during that month, potentially indicating communication between that well and other wells located in the same bottom-hole vicinity. In September 2013, overall production from the field was similar to production shortly before the recent well was drilled, further suggesting the possibility of communication, although certain gas handling capacity issues have adversely affected production levels as well. During a planned shutdown of the field in October 2013, we conducted tests designed to determine whether communication is occurring, and are currently analyzing the data we obtained.

        During the third quarter of 2013, we replaced the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place additional wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities.

        Our subsidiary Ellwood Pipeline, Inc. completed construction of a common carrier pipeline that allows us to transport our oil from the field to refiners without the use of a barge or the marine terminal we previously used. The pipeline commenced operations in January 2012.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. We spud one well at the West Montalvo field during the second quarter of 2013, and during the third quarter, we completed that well and spud an additional well. During the fourth quarter, we plan to complete the well spud in the third quarter and spud two additional wells. The field has not been fully delineated offshore or fully developed onshore.

        In the Sockeye field, there are no significant development projects planned for 2013.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our leasing focused on areas where we believe the Monterey shale will produce light, sweet oil, and where the quality and depth of the Monterey shale is expected to be advantageous. Our onshore Monterey shale acreage position currently totals approximately 59,000 gross and 52,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through September 30, 2013, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project. Based on the data we have gathered and the results we have seen to date at the Sevier field, however, we believe that our testing efforts and delineation drilling in the area will ultimately result in commercial levels of production from the field.

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

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil and natural gas directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our oil and natural gas properties, value of our proved reserves and borrowing capacity under Venoco's revolving credit facility, all of which depend in part upon those prices. The assets included in the Sacramento Basin asset sale included substantially all of our properties that produce predominately natural gas. We therefore expect to have limited exposure to changes in natural gas prices for the foreseeable future.

        We employ a hedging strategy to reduce the variability of the prices we receive for our production and provide a minimum revenue stream. As of November 12, 2013, we had hedge contract floors covering 6,700 barrels of oil per day for 2013. We settled all of our natural gas contracts in January 2013 as a result of the Sacramento Basin asset sale. We have also secured hedge contracts for portions of our 2014 and 2015 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Additionally, the sales contracts under which we have historically sold a significant portion of our oil were based on the NYMEX WTI ("WTI") crude price index and these contracts expired at the end of the first quarter of 2012. To replace the expiring contracts, we entered into several new sales contracts in early 2012 and early 2013 based on certain Southern California crude price indexes, which traded at a premium to WTI throughout 2011 and 2012.

        Expected Production.    Our 2013 capital spending has been allocated approximately 93% to our legacy Southern California fields and 7% to our onshore Monterey shale program. As a result of the increase in capital spending related to our oil producing Southern California assets in 2012 and 2013 and the success of recently drilled South Ellwood wells, we expect production from those assets to increase in 2013. Overall, we expect production to be significantly lower in 2013 than it was in 2012 due primarily to the Sacramento Basin asset sale. On a pro forma basis, excluding production from properties included in the asset sale, we expect production to increase in 2013 compared to 2012.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $20.39 per BOE for the first nine months of 2013 were higher than our full year 2012 results of $14.48 per BOE. We expect that the continuing shift in our focus to oil development will result in an increase in our LOE per BOE in 2013 relative to 2012.

        Property and Production Taxes.    Property and production taxes of $0.77 per BOE for the first nine months of 2013 were lower than our full year 2012 results of $1.53 per BOE. We expect our 2013 property and production taxes to be lower on a per BOE basis than they were in 2012. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        Transportation Expenses.    Transportation expenses were $0.05 per BOE for the first nine months of 2013 compared to $0.81 per BOE for the full year 2012. The decrease was due to the elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline during the first quarter of 2012. We expect that our transportation expenses will decrease in 2013 compared to 2012 as a result of the use of the onshore pipeline for the full year.

        General and Administrative Expenses.    General and administrative expenses were $11.00 per BOE (excluding non-cash share-based compensation charges of $2.77 per BOE) for the first nine months of 2013 compared to $6.13 per BOE for the full year 2012 (excluding non-cash share-based compensation charges of $1.58 per BOE and costs of $1.76 per BOE related to the going private transaction and one-time Sacramento Basin exit and disposal costs). Excluding share-based compensation charges and going private-related charges we expect our 2013 G&A costs to be slightly less than 2012, and, on a per BOE basis, to increase in 2013 compared to 2012 due to our lower expected production in 2013. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation costs for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely fluctuate more than when these awards were equity based.

        DPC incurs only nominal general and administrative expenses.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for the first nine months of 2013 was $13.61 per BOE compared to $13.68 per BOE for the full year 2012. We expect our 2013 DD&A to be similar on a per BOE basis compared to our 2012 results.

        Commodity Derivative Gains and Losses.    We do not account for commodity derivative contracts as cash flow hedges. Commodity derivative gains and losses include settlements of commodity derivative contracts, changes in fair value of open commodity derivative contracts and amortization of derivative premiums. The fair value of the open commodity derivative instruments will continue to change in value until the transactions are settled. Therefore, we expect our net income to reflect the volatility of commodity price forward markets. Our cash flows will only be affected upon settlement of the transactions at the current market prices at that time. Cash settlement of derivative instruments represents the difference between the strike prices in contracts settled during the period and the ultimate settlement prices. Payments actually due to or from counterparties on these derivatives will typically be offset by corresponding changes in prices ultimately received from the sale of our production. We have incurred significant commodity derivative gains and losses in recent periods and may continue to incur these types of gains and losses in the future.

        Income Tax Expense (Benefit).    We incurred losses before income taxes in 2008, 2009 and 2012 as well as taxable losses in each of the tax years from 2007 through 2012. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2012 and September 30, 2013 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated. No pro forma adjustments have been made for the acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. The information set forth below is not necessarily indicative of future results. Except for the items identified below as being specific to Venoco or DPC, all information shown is for both companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Production Volume(1):
Oil (MBbls)	839	786	2,172	2,449
Natural gas (MMcf)	4,846	272	15,688	1,412
MBOE(2)	1,647	831	4,787	2,684
Daily Average Production Volume:
Oil (Bbls/d)	9,120	8,543	7,927	8,971
Natural gas (Mcf/d)	52,674	2,957	57,255	5,172
BOE/d(2)	17,899	9,036	17,470	9,833
Oil Price per Bbl Produced (in dollars):
Realized price	$96.20	$99.16	$98.26	$97.36
Realized commodity derivative gain (loss)	(9.68)	(5.42)	(8.34)	(5.93)

Net realized price	$86.52	$93.74	$89.92	$91.43

Natural Gas Price per Mcf (in dollars):
Realized price	$2.86	$4.19	$2.67	$3.97
Realized commodity derivative gain (loss)	0.11	—	0.40	—

Net realized price	$2.97	$4.19	$3.07	$3.97

Expense per BOE:
Lease operating expenses	$13.90	$21.99	$14.09	$20.39
Property and production taxes	1.01	(0.57)	1.79	0.77
Transportation expenses	0.29	0.06	1.08	0.05
Depreciation, depletion and amortization	13.50	15.10	13.73	13.61
Venoco:
General and administrative expense, net(3)	7.18	6.45	7.11	11.44
Interest expense	10.02	18.86	10.05	19.35
Denver Parent Corporation:
General and administrative expense, net(3)	7.18	6.48	7.11	11.50
Interest expense	10.02	25.40	10.05	24.34

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

(3)
Net of amounts capitalized.

Comparison of Quarter Ended September 30, 2013 to Quarter Ended September 30, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $15.7 million (16%) to $79.7 million in the third quarter of 2013 compared to $95.4 million in the third quarter of 2012. The decrease was due to lower oil and natural gas production, partially offset by higher realized oil prices, as described below.

        Oil sales decreased by $3.0 million (4%) in the third quarter of 2013 to $78.5 million compared to $81.5 million in the third quarter of 2012. Oil production decreased by 6%, with production of 786 MBbls in the third quarter of 2013 compared to 839 MBbls in the third quarter of 2012. The decrease is primarily due to lower production at our West Montalvo field, resulting from downhole repairs and delays in the drilling program. Our average realized price for oil increased $2.96 per Bbl (3%) from $96.20 per Bbl in the third quarter of 2012 to $99.16 per Bbl for the third quarter of 2013.

        Natural gas sales decreased $12.8 million (92%) in the third quarter of 2013 to $1.1 million compared to $13.9 million in the third quarter of 2012. Natural gas production decreased by 94% in the third quarter of 2013, with production of 272 MMcf compared to 4,846 MMcf in the third quarter of 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $1.33 per Mcf (47%) from $2.86 per Mcf in the third quarter of 2012 to $4.19 per Mcf in the third quarter of 2013.

        Other Revenues.    Other revenues remained relatively constant at $1.3 million in the third quarter of 2012 and 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $4.6 million (20%) in the third quarter of 2013 to $18.3 million compared to $22.9 million in the third quarter of 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding the Sacramento Basin assets included in the sale, LOE decreased $0.3 million (2%) in the third quarter of 2013 to $18.3 million compared to $18.6 million in the third quarter of 2012. On a per unit basis, LOE increased by $8.09 per BOE from $13.90 in the third quarter of 2012 to $21.99 in the third quarter of 2013. Excluding the Sacramento Basin assets sold, on a per unit basis, LOE increased by $0.74 per BOE from $21.25 in the third quarter of 2012 to $21.99 in the third quarter of 2013.

        Property and Production Taxes.    Property and production taxes decreased $2.2 million (128%) in the third quarter of 2013 to $(0.5) million compared to $1.7 million in the third quarter of 2012. The decrease is primarily due to revised estimates for supplemental property taxes at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes decreased $1.58 per BOE to $(0.57) in the third quarter of 2013 from $1.01 in the third quarter of 2012.

        Transportation Expenses.    Transportation expenses decreased $0.5 million (90%) to $50,000 in the third quarter of 2013 compared to $0.5 million in the third quarter of 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $9.7 million (44%) to $12.5 million in the third quarter of 2013 compared to $22.2 million in the third quarter of 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding the Sacramento Basin assets sold, DD&A increased $1.9 million (18%) to $12.5 million in the third quarter of 2013 compared to $10.6 million in the third quarter of 2012. This increase is primarily due to a higher depletion rate in the third quarter of 2013 primarily as a result of an increase in future development costs related to additional proved undeveloped locations recorded during the quarter. DD&A expense on a per unit basis increased $1.60 per BOE to $15.10 per BOE for the third quarter of 2013 compared to $13.50 per BOE for the third quarter of 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $0.9 million (59%) to $0.6 million in the third quarter of 2013 compared to $1.5 million in the third quarter of 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	2013
General and administrative costs	$14,779	$10,899
Share-based compensation costs	1,790	(2,890)
Going private related costs (none capitalized)	1,277	—
General and administrative costs capitalized	(6,024)	(2,651)

General and administrative expense, net of amounts capitalized	$11,822	$5,358

        Venoco G&A expenses decreased $6.5 million (55%) to $5.3 million in the third quarter of 2013 compared to $11.8 million in the third quarter of 2012. The decrease is primarily due lower share-based compensation expense of $(2.2) million (net of amount capitalized) charged to G&A in the third quarter of 2013 compared to $1.3 million (net of amount capitalized) in the third quarter of 2012, and lower estimated bonus expenses in 2013. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense decreased to $6.45 per BOE in the third quarter of 2013 from $7.18 per BOE in the third quarter of 2012.

        DPC incurred nominal G&A expenses during the third quarter of 2013 of $31,000.

        Interest Expense.    For Venoco, interest expense decreased $0.8 million (5%) to $15.7 million in the third quarter of 2013 compared to $16.5 million in the third quarter of 2012. The decrease was primarily the result of the repayment of the 11.50% senior notes in the third quarter of 2013. For DPC, interest expense increased $4.6 million (28%) to $21.1 million in the third quarter of 2013 compared to $16.5 million in the third quarter of 2012. The incremental increase of $5.4 million from Venoco's total interest was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes and, prior to their redemption, DPC's senior secured notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs increased $0.3 million (45%) to $0.9 million in the third quarter of 2013 compared to $0.6 million in the third quarter of 2012. For DPC, amortization of deferred loan costs increased $0.6 million (93%) to $1.2 million in the third quarter of 2013 compared to $0.6 million in the third quarter of 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Loss on Extinguishment of Debt.    For Venoco, the loss on extinguishment of debt of $16.8 million in the third quarter of 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of Venoco's 11.50% senior notes. For DPC, the loss on extinguishment of debt of $36.7 million in the third quarter of 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of Venoco's 11.50% senior notes and DPC's secured notes.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2012	2013
Realized commodity derivative losses (gains)	$7,597	$4,261
Amortization of commodity derivative premiums	1,203	1,017
Unrealized commodity derivative losses (gains) for changes in fair value	40,289	8,893

Commodity derivative losses (gains), net	$49,089	$14,171

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the third quarter of 2013 reflect the settlement of contracts at prices above the relevant strike prices. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for the quarters ended September 30, 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, the net loss for the third quarter of 2013 was $2.9 million compared to the net loss of $30.1 million for the same period in 2012. For DPC, the net loss for the third quarter of 2013 was $28.6 million compared to the net loss of $30.1 million for the same period in 2012. The changes between periods is the result of the items discussed above.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $12.6 million (5%) to $247.1 million in the nine months ended September 30, 2013 compared to $259.7 million for the same period in 2012. The decrease was due to lower natural gas production, partially offset by higher oil production, as described below.

        Oil sales increased by $23.6 million (11%) in the nine months ended September 30, 2013 to $241.5 million compared to $217.9 million for the same period in 2012. Oil production increased by 13%, with production of 2,449 MBbls in the first nine months of 2013 compared to 2,172 MBbls in the first nine months of 2012. The increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. Our average realized price for oil decreased $0.90 per Bbl (1%) from $98.26 per Bbl in the first nine months of 2012 to $97.36 per Bbl for the first nine months of 2013.

        Natural gas sales decreased $36.2 million (87%) in the first nine months of 2013 to $5.6 million compared to $41.8 million in the first nine months of 2012. Natural gas production decreased by 91% in the first nine months of 2013, with production of 1,412 MMcf compared to 15,688 MMcf in the first nine months of 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $1.30 per Mcf (49%) from $2.67 per Mcf in the first nine months of 2012 to $3.97 per Mcf in the first nine months of 2013.

        Other Revenues.    Other revenues decreased $1.4 million (29%) in the first nine months of 2013 to $3.5 million compared to $4.9 million in the first nine months of 2012. During the first nine months of 2012, we received revenues related to sub-charter activity of the barge used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in the first nine months of 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased $12.7 million (19%) in the first nine months of 2013 to $54.7 million compared to $67.4 million in the first nine months of 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding the Sacramento Basin assets included in the sale, LOE decreased $0.7 million (1%) in the first nine months of 2013 to $54.7 million compared to $55.4 million in the first nine months of 2012, due primarily to non-recurring repair costs incurred at our South Ellwood field in the first nine months of 2012. On a per unit basis, LOE increased by $6.30 per BOE from $14.09 in the first nine months of 2012 to $20.39 in the first nine months of 2013. Excluding Sacramento Basin assets sold, on a per unit basis, LOE decreased by $3.98 per BOE from $24.37 in the first nine months of 2012 to $20.39 in the first nine months of 2013.

        Property and Production Taxes.    Property and production taxes decreased $6.5 million (76%) in the first nine months of 2013 to $2.1 million compared to $8.6 million in the first nine months of 2012. The decrease is primarily the result of revised estimates for supplemental property taxes at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes decreased $1.02 per BOE to $0.77 in the first nine months of 2013 from $1.79 in the first nine months of 2012.

        Transportation Expenses.    Transportation expenses decreased $5.1 million (97%) to $0.1 million in the first nine months of 2013 compared to $5.2 million in the first nine months of 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation as a result of the completion of the onshore pipeline.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $29.2 million (44%) to $36.5 million in the first nine months of 2013 compared to $65.7 million in the first nine months of 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding the Sacramento Basin assets sold, DD&A increased $7.0 million (23%) to $36.5 million in the first nine months of 2013 compared to $29.5 million in the first nine months of 2012. This increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. DD&A expense on a per unit basis decreased $0.12 per BOE to $13.61 per BOE for the first nine months of 2013 compared to $13.73 per BOE for the first nine months of 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $2.4 million (57%) to $1.9 million in the first nine months of 2013 compared to $4.3 million in the first nine months of 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2013
General and administrative costs	$43,176	$35,697
Share-based compensation costs	5,850	9,695
Going private related costs (none capitalized)	4,757	—
General and administrative costs capitalized	(19,731)	(14,684)

General and administrative expense, net of amounts capitalized	$34,052	$30,708

        Venoco G&A expenses decreased $3.4 million (10%) to $30.7 million in the first nine months of 2013 compared to $34.1 million in the first nine months of 2012. The decrease is primarily due to lower employee related G&A in the first nine months of 2013 due to the Sacramento Basin asset sale, offset by higher share-based compensation expense of $7.4 million (net of amount capitalized) charged to G&A in the first nine months of 2013 compared to $3.6 million (net of amount capitalized) in the first nine months of 2012. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense increased to $11.44 per BOE in the first nine months of 2013 from $7.11 per BOE in the first nine months of 2012.

        DPC incurred nominal G&A expenses in the first nine months of 2013 of $0.2 million.

        Interest Expense.    For Venoco, interest expense increased $3.8 million (8%) to $51.9 million in the first nine months of 2013 compared to $48.1 million in the first nine months of 2012. The increase was primarily the result of the issuance of the $315 million second lien term loan in connection with the going private transaction and additional revolver borrowings incurred to repay the second lien term loan. For DPC, interest expense increased $17.2 million (36%) to $65.3 million in the first nine months of 2013 compared to $48.1 million in the first nine months of 2012. The incremental increase of $13.4 million from Venoco's total interest was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes and, prior to their redemption, DPC's senior secured notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs increased $1.1 million (65%) to $2.9 million in the first nine months of 2013 compared to $1.8 million in the first nine months of 2012. For DPC, amortization of deferred loan costs increased $1.9 million (113%) to $3.7 million in the first nine months of 2013 compared to $1.8 million in the first nine months of 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Loss on Extinguishment of Debt.    For Venoco, the loss on extinguishment of debt of $38.1 million in the first nine months of 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of Venoco's second lien term loan and 11.50% senior notes. For DPC, loss on extinguishment of debt was $58.0 million in the first nine months of 2013. The incremental increase of $19.9 million from Venoco's total loss on extinguishment of debt was due to a write-off of unamortized deferred loan costs and a premium paid for early repayment of DPC's secured notes.

        Commodity Derivative Losses (Gains), Net.    The following table sets forth the components of commodity derivative losses (gains), net in our condensed consolidated statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2013
Realized commodity derivative losses (gains)	$(40,285)	$24,010
Amortization of commodity derivative premiums	11,222	2,984
Unrealized commodity derivative losses (gains) for changes in fair value	101,994	(29,431)

Commodity derivative losses (gains), net	$72,931	$(2,437)

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in the first nine months of 2013 reflect the settlement of contracts at prices above the relevant strike prices. In the first nine months of 2013 we unwound all outstanding natural gas derivative contracts for $3.8 million as a result of the Sacramento Basin asset sale, and unwound all of our oil basis swaps for $5.7 million, realizing total losses of $9.5 million. Additionally, we unwound certain oil and natural gas contracts in the first nine months of 2012 and realized a gain of $52.2 million which is reflected in realized commodity derivative (gains) losses. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Expense (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded in the nine month periods ended September 30, 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes.

        Net Income (Loss).    For Venoco, net income for the first nine months of 2013 was $34.1 million compared to the net loss of $43.4 million for the same period in 2012. For DPC, the net loss for the first nine months of 2013 was $0.2 million compared to the net loss of $43.4 million for the same period in 2012. The changes between periods is the result of the items discussed above.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from our operations and amounts available under its revolving credit facility. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.		Denver Parent Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)
Cash (used in) provided by operating activities	$134,320	$61,864	$134,320	57,638
Cash (used in) provided by investing activities	(155,966)	19,389	(155,966)	19,389
Cash (used in) provided by financing activities	31,689	(135,055)	31,689	(114,105)

        Net cash provided by operating activities for Venoco was $61.9 million in the first nine months of 2013 compared to net cash provided by operating activities of $134.3 million in the 2012 period. Cash flows used in operating activities in the first nine months of 2013 as compared to the 2012 period were impacted by increased cash flows from higher oil production offset by cash outflows of $24.0 million for realized commodity derivative losses, higher interest expense of $3.8 million, and greater share-based compensation expense of $8.3 million for cash settled awards. Cash flows from operating activities in the first nine months of 2012 were favorably impacted by the realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts.

        Net cash provided by operating activities for DPC was $57.6 million in the first nine months of 2013 compared to $61.9 million for Venoco in the same period. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash provided by investing activities for Venoco and DPC was $19.4 million in the first nine months of 2013 compared to net cash used in investing activities of $156.0 million in the 2012 period. The primary investing activities in the first nine months of 2013 were sales proceeds of $101 million received as a result of the Sacramento Basin asset sale, partially offset by $81 million in capital expenditures on oil properties related to our capital expenditure program. The primary investing activities in the first nine months of 2012 were $176.7 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by $23.4 million in net cash proceeds received from the sale of our Santa Clara Avenue field in the second quarter of 2012.

        Net cash used in financing activities for Venoco was $135.1 million in the first nine months of 2013 compared to net cash provided by financing activities of $31.7 million during the 2012 period. The primary financing activities in the first nine months of 2013 were (i) repayment of $315 million on Venoco's second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on its revolving credit facility of $107 million, (ii) repayment of its 11.50% senior notes which was funded by a capital contribution from DPC to Venoco of $158 million, (iii) net additional borrowings of $101 million on its revolving credit facility, (iv) prepayment premiums of $19.9 million incurred for the repayment of the second lien term loan and the 11.50% senior notes and, (v) a dividend of $15.8 million paid to DPC. Venoco's primary financing activities in the first nine months of 2012 were $32 million in net borrowings under its revolving credit facility.

        Net cash used in financing activities for DPC was $114.1 million in the first nine months of 2013. DPC's incremental financing activities compared to Venoco's financing activities for the first nine months of 2013 were the repayment of DPC's secured notes for $81.7 million, including $16.7 million of redemption premium, and new borrowings under the DPC 12.25% / 13.00% senior PIK toggle notes of $248.2 million.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2013 exploration, exploitation and development capital expenditures budget is currently $91 million and through the first nine months of 2013, we have incurred $72 million. We expect to fund these expenditures primarily with cash flow from operations, supplemented with borrowings under Venoco's revolving credit facility. We have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. We are pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, debt refinancings, asset sales, joint ventures or other transactions. There can be no assurance that any such transaction can be completed in the time frame we expect or at all.

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

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% / 13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from Venoco. The principal contractual limits on Venoco's ability to pay dividends or make distributions to DPC are the covenants regarding restricted payments in the indenture governing Venoco's 8.875% senior notes and the agreement governing its revolving credit facility. As of September 30, 2013, Venoco would have been permitted to pay aggregate cash dividends to DPC of approximately $185 million under the indenture governing the 8.875% senior notes, without violating the restricted payment covenant in the indenture. This amount is only an estimate and the actual amount payable by Venoco from time to time pursuant to the indenture, if any, may be substantially different. Under the current terms of the revolving credit agreement, Venoco is permitted to pay dividends in certain circumstances up to a maximum amount of $35 million in a four-quarter period on a rolling basis. The amount of dividends permitted under Venoco's debt agreements will vary over time, in part due to factors such as our operating performance, commodity prices and general economic factors, many of which are outside of our control, and they may vary further as a result of amendments to the agreements that we enter into or the terms of new agreements. Therefore, we cannot assure you that DPC will be able to pay interest on the notes in cash. In September 2013, Venoco paid a dividend of $15.8 million to DPC; DPC expects to use these funds to make the first interest payment on its notes in February 2014.

        The following is a summary of the terms of our significant debt agreements as of September 30, 2013, consisting of Venoco's revolving credit facility, Venoco's 8.875% senior notes and DPC's 12.25% / 13.00% senior PIK toggle notes.

        Revolving Credit Facility.    In October 2012, Venoco entered into a fifth amended and restated credit agreement governing its revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict Venoco's ability to incur indebtedness and require us to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if Venoco's debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. In March 2013, Venoco entered into an amendment to the revolving credit agreement pursuant to which, among other things, the maximum ratio of debt to EBITDA was changed to 5.75 to 1.00 through September 30, 2013, stepping down over time to 4.00 to 1.00 by September 30, 2014. As amended, the agreement also requires that Venoco's ratio of secured debt (as defined) to EBITDA not exceed 2.00 to 1.00 if the ratio of total debt to EBITDA exceeds 3.75 to 1.00. In addition, the amendment increased the borrowing base under the facility from $175 million to $270 million. Venoco borrowed an additional $107 million under the facility contemporaneously with entering into the amendment, and used those funds to repay all amounts outstanding under its second lien term loan facility. As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that step down over time, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to drilling results that are less favorable than anticipated, lower realized commodity prices, operational problems or other factors, or if our borrowing needs are greater than we expect. See also Note 1 to the accompanying financial statements. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        In August 2013, Venoco entered into an amendment to its revolving credit facility to increase its ability to pay dividends to DPC. The amendment generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis.

        Loans under the revolving credit facility designated as "Base Rate Loans" bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced base rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based upon utilization. Loans designated as "LIBO Rate Loans" under the revolving credit facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility.

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders of $268.0 million and the borrowing base which, as discussed above, is currently established at $270.0 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of ten banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of November 12, 2013, we had $213.0 million outstanding under the facility at an average interest rate of 3.63% and $51.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        Venoco 8.875% Senior Notes.    In February 2011, Venoco issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, Venoco repaid in full the outstanding principal balance of $455.3 million on the second lien term loan then in place. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness or create liens on its assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes will be payable in cash. For each interest period thereafter (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). Cash interest on the notes will accrue at the rate of 12.25% per annum. PIK interest on the notes will accrue at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

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

Off-Balance Sheet Arrangements

        At September 30, 2013, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of September 30, 2013, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $1.5 billion.

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

Commodity Derivative Transactions

        Commodity Derivative Agreements.    In January 2013, in connection with the Sacramento Basin asset sale, we settled all of our natural gas derivative contracts and natural gas basis swaps, paying $3.8 million. Also in January 2013, we settled 25% of our NYMEX/Brent basis swaps, paying $2.1 million. In April 2013, we settled the remaining 75% of our NYMEX/Brent basis swaps, paying $3.6 million. As of September 30, 2013, we had entered into various swap, collar and option agreements related to our oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual Brent price.

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
October 1 - December 31, 2013:
Swaps	1,350	$106.52
Collars	4,600	$90.00/$102.47
Puts	750	$90.00
January 1 - December 31, 2014:
Swaps	1,000	$106.00
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

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

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of September 30, 2013 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	700	$90.00/$122.70	Oct 1, 13—Dec 31, 13
Swap	Bank of Nova Scotia	Brent	675	$106.50	Oct 1, 13—Dec 31, 13
Swap	Citibank N.A.	Brent	675	$106.53	Oct 1, 13—Dec 31, 13
Put	Bank of America	Brent	750	90.00	Oct 1, 13—Dec 31, 13
Collar	Key Bank	Brent	225	$90.00/$97.00	Oct 1, 13—Dec 31, 14
Collar	Key Bank	Brent	200	$90.00/$93.75	Jan 1, 14—Dec 31, 14
Put	Citibank N.A.	Brent	575	$90.00	Jan 1, 14—Dec 31, 14
Swap	Bank of America	Brent	1,000	$106.00	Jan 1, 14—Dec 31, 14
Collar	Credit Suisse	Brent	1,000	$90.00/$98.00	Oct 1, 13—Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Oct 1, 13—Dec 31, 15
Collar	Bank of Nova Scotia	Brent	1,675	$90.00/$98.15	Oct 1, 13—Dec 31, 15

        We enter into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under Venoco's revolving credit agreement.

        In addition, the use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We generally have netting arrangements with our counterparties that provide for the offset of payables against receivables from separate derivative arrangements with that counterparty in the event of contract termination. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement. All of the counterparties to our derivative contracts are also lenders, or affiliates of lenders, under Venoco's revolving credit facility. Collateral under the revolving credit facility supports our collateral obligations under our derivative contracts. Therefore, we are not required to post additional collateral when we are in a derivative liability position. Venoco's revolving credit facility and derivative contracts contain provisions that provide for cross defaults and acceleration of those debt and derivative instruments in certain situations.

        We have elected not to apply hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of September 30, 2013, the fair value of our commodity derivatives was a net liability of $12.8 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with our senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.1 million on our variable rate borrowings of $208 million as of September 30, 2013.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of September 30, 2013.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of Edward O'Donnell, Venoco's Chief Executive Officer, Timothy Marquez, DPC's Chief Executive Officer, and Timothy Ficker, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation, those officers believe that:

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

  •
  our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        The information set forth in the financial statements included in this report is incorporated by reference herein.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in Venoco's Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or future results. The risks described in this report and in Venoco's Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Because DPC is a holding company and has no assets other than 100% of the common stock of Venoco and any cash on hand, the risks described in Venoco's Annual Report on Form 10-K for the year ended December 31, 2012 are applicable to DPC as well.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable

Item 5.    OTHER INFORMATION

        Not Applicable

Item 6.    EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
101	The following financial information from the quarterly report on Form 10-Q of Venoco, Inc. and Denver Parent Corporation for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2013

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
	Name:	Edward J. O'Donnell
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2013

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
	Name:	Timothy M. Marquez
	Title:	Chief Executive Officer
By:	/s/ TIMOTHY A. FICKER
	Name:	Timothy A. Ficker
	Title:	Chief Financial Officer