Form 10-K
period 2013-12-31
Venoco, Inc.; DENVER PARENT Corp
filed 2014-04-10
CIK 1313024, 1588242

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers:
Denver Parent Corporation 333-191602
Venoco, Inc. 333-123711

DENVER PARENT CORPORATION
VENOCO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	44-0821005 77-0323555 (I.R.S. Employer Identification No.)
370 17th Street, Suite 3900 Denver, Colorado (Address of principal executive offices)	80202-1370 (Zip Code)

(303) 626-8300
(Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	N/A

          Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

          Denver Parent Corporation Yes ☐    No ☒    Venoco, Inc. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

          Denver Parent Corporation Yes ☒    No ☐    Venoco, Inc. Yes ☒    No ☐

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Denver Parent Corporation Yes ☐    No ☒    Venoco, Inc. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

          Denver Parent Corporation Yes ☒    No ☐    Venoco, Inc. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Denver Parent Corporation ☒    Venoco, Inc. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Denver Parent Corporation Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Venoco, Inc. Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Denver Parent Corporation Yes ☐     No ☒    Venoco, Inc. Yes ☐    No ☒

          All of the registrants' common equity was held by affiliates on June 30, 2013. As of March 31, 2014, there were 30,150,933 shares of common stock of Denver Parent Corporation and 29,936,378 shares of common stock of Venoco, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III is incorporated by reference from an amendment to this report to be filed no later than 120 days after the close of the registrants' fiscal year.

Explanatory Note

        This Annual Report on Form 10-K is a combined report being filed by Denver Parent Corporation ("DPC") and Venoco, Inc. ("Venoco"), a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC or Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in the Financial Statements section.

        We operate DPC and Venoco as one business, with one management team. Management believes combining the Annual Reports on Form 10-K of DPC and Venoco provides the following benefits:

  •
  Enhances investors' understanding of DPC and Venoco by enabling investors to view the business as a whole, the same manner in which management views and operates the business;

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

i

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES 2013
ANNUAL REPORT ON FORM 10-K

ii

FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains certain forward-looking statements. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity and Venoco's future ability to pay cash dividends and its compliance with covenants under its revolving credit agreement. The expectations reflected in such forward-looking statements may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading "Risk Factors" in this report. Certain cautionary statements are also included elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the "Risk Factors" section of this report and such things as:

  •
  changes in oil and natural gas prices, including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

  •
  adverse conditions in global credit markets and in economic conditions generally;

  •
  risks relating to the concentration of our properties in a limited number of areas in California;

  •
  risks related to our indebtedness and a potential inability to effect deleveraging transactions or otherwise reduce those risks;

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

  •
  a lack of available capital and financing, including as a result of a reduction in the borrowing base under Venoco's revolving credit facility;

  •
  the potential unavailability of drilling rigs and other field equipment and services;

  •
  the existence of unanticipated liabilities or problems relating to acquired businesses or properties;

  •
  difficulties involved in the integration of operations we have acquired or may acquire in the future;

  •
  the effect of any business combination, joint venture or other significant transaction we may pursue or have pursued, or the costs of litigation related thereto, and purchase price or other adjustments in connection with such transactions that may be unfavorable to us;

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

MMBOE	One million BOEs.
MMBtu	One million British thermal units. A British thermal unit is the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Natural gas liquids	Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.
Net acres or net wells	The gross acres or wells, as applicable, multiplied by the working interests owned.
NYMEX	The New York Mercantile Exchange.
Oil	Crude oil, condensate and natural gas liquids.
Pay zone	A geological deposit in which oil and natural gas is found in commercial quantities.
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

Undeveloped reserves

Means "undeveloped oil and gas reserves" as defined in Rule 4-10 of SEC Regulation S-X and refers to reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

        According to a reserve report prepared by DeGolyer & MacNaughton, we had proved reserves of approximately 53.1 MMBOE as of December 31, 2013, based on adjusted prices of $98.37 per Bbl for oil and $4.41 per MMBtu for natural gas. As of that date, 96% of our proved reserves were oil and 68% were proved developed, and the PV-10 of our reserves was approximately $1.5 billion. Our definition of PV-10, and a reconciliation of a standardized measure of discounted future net cash flows to PV-10, is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation—PV-10." Our average net production in 2013 was 9,499 BOE/d (9,220 BOE/d excluding production from predominantly natural gas producing assets in California's Sacramento Basin that were sold in December 2012). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments."

        The following table summarizes certain information concerning our production in 2013, excluding production from the properties sold in the Sacramento Basin asset sale, and our reserves as of December 31, 2013.

	2013 Net Production			Proved Reserves(1)
	Oil (MBbl)	Gas (MMCF)	(MBOE)	Total (MMBOE)	% Oil	PV-10 ($MM)
Southern California	3,179	1,115	3,365	42.2	95%	$1,277
Texas	—	—	—	10.9	100%	$181

Total	3,179	1,115	3,365	53.1	96%	$1,458

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2013.

        In January 2012, Venoco entered into a merger agreement with Timothy Marquez, currently DPC's Chief Executive Officer and Venoco's Executive Chairman, and certain affiliates of Mr. Marquez, including DPC. Mr. Marquez then beneficially owned approximately 50% of Venoco's common stock. Pursuant to the merger agreement, DPC acquired all of Venoco's common stock not beneficially owned by Mr. Marquez for $12.50 per share in cash in a transaction that was completed in October 2012. We refer to this transaction as the going private transaction. DPC is privately-held and, as a result of the going private transaction, Venoco's common stock ceased trading on the New York Stock Exchange and was deregistered under the Securities Exchange Act of 1934 (the "Exchange Act"). However, Venoco has outstanding $500 million in 8.875% senior notes due 2019, and in August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018, and the indentures governing the notes require each company to file reports with the SEC as if it was a reporting company under SEC rules. Venoco and DPC are filing this combined report to satisfy those reporting requirements. See "Explanatory Note" immediately preceding Part I of this report.

Description of Properties

Southern California—Legacy Fields

        South Ellwood Field.    The South Ellwood field is located in state waters approximately two miles offshore California in the Santa Barbara channel. We conduct our operations in the field from platform Holly and own related onshore processing facilities. We acquired our interest in the field from Mobil Oil Corporation in 1997. Since that time, we have made numerous operational enhancements to the field, including redrills, sidetracks and reworks of existing wells and upgrades at the platform and the onshore processing facility. We operate the field and have a 100% working interest.

        The South Ellwood field is approximately seven miles long and is part of a regional east-west trend of similar geologic structures running along the northern flank of the Santa Barbara channel and extending to the Ventura basin. This trend encompasses several fields that, over their respective lifetimes, are each expected to produce over 100 million barrels of oil, according to the California Division of Oil, Gas, and Geothermal Resources. The Monterey shale formation is the primary oil reservoir in the field, producing sour oil with a gravity of approximately 22 degrees. As of December 31, 2013, there were 18 producing wells and five injection wells in the field.

        Our processing and transportation facilities at South Ellwood include a common carrier pipeline, an onshore facility and a pier. We conduct three-phase separation on the platform and oil/water emulsion is transported by pipeline to the onshore facility for further separation. After separation, the oil is transported to a third-party refinery via pipeline, including a common carrier pipeline operated by our subsidiary Ellwood Pipeline, Inc. Natural gas produced at the field is processed at the onshore facility and transported by common carrier pipeline.

        The Coal Oil Point structure is a separate, previously unexplored fault block located on the northeast side of the South Ellwood field. We plan to drill development wells into the Coal Oil Point structure in the future, as a follow-up well to a successful well drilled there in the second half of 2013.

        Santa Clara Federal Unit.    The Santa Clara Federal Unit is located in federal waters approximately ten miles offshore in the Santa Barbara channel near Oxnard, California. Our operations in the unit are conducted from two platforms, platform Gail in the Sockeye field and platform Grace in the Santa Clara field. We acquired our interest in the unit and the associated facilities from Chevron in February 1999. Production is transported via pipeline to Los Angeles, California. We operate the unit and have a 100% working interest.

        The Sockeye field structure is a northwest/southeast trending anticline bounded to the north and south by fault systems. The field produces from multiple stacked reservoirs ranging from the Monterey shale, at about 4,000 feet, to the Middle Sespe at approximately 7,000 feet. Other formations include the Upper Topanga, Lower Topanga and Juncal. As of December 31, 2013, there were 21 producing wells and 10 injection wells in the field. The oil produced from the Monterey shale and Upper Topanga is sour with gravities ranging from 13 to 18 degrees. The Lower Topanga and Sespe horizons produce sweet crude with gravities of 27 to 30 degrees. Chevron shut-in production at platform Grace in the Santa Clara field in 1997. We primarily use the platform as a launching and receiving facility for pipeline cleaning devices and as an interconnecting pipeline to transport oil and natural gas produced from platform Gail to our onshore plant. In 2011, however, we returned one well to production at platform Grace.

        West Montalvo Field.    We acquired the West Montalvo field in Ventura County, California in May 2007. We operate the field and have a 100% working interest. The field lies within an eastward plunging anticline and produces from the Sespe formation. The field, which includes an offshore portion that is developed from onshore locations, produces sour oil with a gravity of approximately 16 degrees. As of December 31, 2013, there were 37 producing wells and two injection wells in the field. Since acquiring the field, our primary activities have consisted of returning idle wells to production, redrilling from existing wells to new proved undeveloped locations, working over and recompleting existing wells, and upgrading well lift systems and processing facilities.

        Dos Cuadras Field.    The Dos Cuadras field is located in federal waters approximately five miles offshore California in the Santa Barbara channel. We acquired our 25% non-operated working interest in the western two-thirds of the field from Chevron in February 1999. We have working interests ranging from approximately 17.5% to 25% in the associated onshore facility and pipelines. The field is operated by an unaffiliated third party. Production is transported via pipeline to Los Angeles, California. As of December 31, 2013, there were 92 producing wells and 19 injection wells in the field.

        Beverly Hills West Field.    The Beverly Hills West field is located in Beverly Hills, California. All drilling and production operations at the field are conducted from a 0.6 acre surface location adjacent to the campus of Beverly Hills high school. We acquired our interest in the field in 1995. We operate the field and have a 100% working interest. As of December 31, 2013, there were 15 producing wells and three injection wells in the field, which produce oil with a gravity of approximately 23 degrees. The lease under which we operate the field expires in 2016.

Southern California—Onshore Monterey Shale

        We have developed an extensive knowledge of the Monterey shale formation through our work at the offshore South Ellwood and Sockeye (Santa Clara Unit) fields and believe the formation holds significant exploration opportunities onshore. As of December 31, 2013, our onshore Monterey shale acreage position totaled approximately 34,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin. We sold approximately 109,000 net acres in San Joaquin in the Sacramento Basin asset sale in December 2012.

        We have focused a significant amount of our efforts relating to the onshore Monterey on the Sevier field. This field is located in Kern County along the western edge of the San Joaquin Valley up against California's coastal mountain range. The field is a steeply dipping, northwest-southeast trending anticline with complex geology. Our current acreage position at Sevier is approximately 11,000 net acres.

Texas

        In February 2009, we sold certain properties in the Hastings Complex near Houston, Texas to Denbury for approximately $247.7 million (including a $50 million option payment made prior to closing), but we retained an interest in the properties relating to a CO2 enhanced recovery project to be pursued by Denbury. Pursuant to the sale agreement, Denbury committed to a plan to make capital expenditures of at least $178.7 million by the end of 2014 to develop the project. As part of the plan, Denbury is responsible for providing the necessary CO2. We have the right to back-in to a working interest of approximately 22.45% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project. The agreement also establishes an area of mutual interest with respect to us and Denbury in specified areas adjacent to the properties. The success of the CO2 enhanced recovery project will be subject to numerous risks and uncertainties, including those relating to the geologic suitability of the properties for such a project and the availability of an economic and reliable supply of CO2. Denbury commenced injecting CO2 at the complex in December 2010 and began production in January 2012. Denbury has informed us that production from the complex averaged approximately 5,850 BOE/d for the full year 2013, and 6,220 BOE/d in the fourth quarter of 2013.

Other Exploration

        From time to time, we pursue exploration opportunities outside of our core areas that we believe align with our corporate strengths and strategy. Amounts allocated to these types of projects in 2013 were nominal and are expected to be nominal in 2014 as well.

Oil and Natural Gas Reserves

        The following table sets forth our net proved reserves as of the dates indicated. Our reserves as of December 31, 2012 and 2013 are set forth in reserve reports prepared by DeGolyer & MacNaughton. DeGolyer & MacNaughton reviews production histories and other geologic, economic, ownership and engineering data related to our properties in arriving at their reserve estimates. Proved reserves as of each date indicated reflect all acquisitions and dispositions completed as of that date. A report of DeGolyer & MacNaughton regarding its estimates of our proved reserves as of December 31, 2013 has been filed as Exhibit 99.1 to this report.

	Years Ended December 31,
	2012(1)	2013(2)
Net proved reserves (end of period)
Oil (MBbl)(3)
Developed	35,115	34,508
Undeveloped	15,320	16,266

Total	50,435	50,774

Natural gas (MMcf)
Developed	7,255	10,394
Undeveloped	3,595	3,322

Total	10,850	13,716

Total proved reserves (MBOE)(4)	52,243	53,060

% Oil	97%	96%
% Proved Developed	70%	68%
Proved Reserves to Production Ratio(5)	17 years	16 years
Present Values (thousands):
Discounted estimated future net cash flow before income taxes (PV-10)(6)	$1,509,733	$1,457,902
Standardized measure of discounted estimated future net cash flow after income taxes (Standardized Measure)	$1,157,452	$1,153,717

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $94.71 per Bbl for oil and natural gas liquids and $2.76 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees, regional price differentials and other factors to arrive at prices of $101.39 per Bbl for oil, $55.15 per Bbl for natural gas liquids and $3.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2012.

(2)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted as described in note (1) above to arrive at prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

(3)
Our natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 2.3% and 3.4% at December 31, 2012 and 2013, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

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

Reserves Sensitivity Analysis

        The following table sets forth our net proved reserves at December 31, 2013 based on alternative price scenarios as identified below in the footnotes to the table. The following price scenarios illustrate the sensitivity of our estimated reserve quantities under various price assumptions.

	Price Case
	A (SEC)	B (Strip)	C (SEC -10%)	D (SEC +10%)
Net proved reserves (end of period)
Oil (MBbl)
Developed	34,508	34,195	34,342	34,633
Undeveloped	16,266	16,155	16,235	16,269

Total	50,774	50,350	50,577	50,902

Natural gas (MMcf)
Developed	10,394	10,250	10,301	10,471
Undeveloped	3,322	3,318	3,320	3,323

Total	13,716	13,568	13,621	13,794

Total proved reserves (MBOE)	53,060	52,611	52,847	53,201

  A
  Represents reserves based on pricing prescribed by the SEC. The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas. Production costs were held constant for the life of the wells.

  B
  Prices based on the five year NYMEX forward strip at December 31, 2013, were adjusted as described in note (A) above, resulting in prices which averaged $81.00 per Bbl for oil, $61.85 per Bbl for natural gas liquids and $4.92 per MMBtu for natural gas. Production costs were held constant with the costs as determined in the year-end SEC case. The five year NYMEX forward strip represents the futures prices for oil and natural gas as reported on the NYMEX as of December 31, 2013.

  C
  Prices based on a 10% reduction of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $88.52 per Bbl for oil, $71.00 per Bbl for natural gas liquids and $3.97 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end SEC case.

  D
  Prices based on a 10% increase of the prices used in the year-end SEC case (Price Case A), resulting in prices, adjusted as described in note (A) above, of $108.22 per Bbl for oil,

    $86.69 per Bbl for natural gas liquids and $4.86 per MMbtu for natural gas. Production costs were held constant with the costs as determined in the year-end SEC case.

Changes in Proved Reserves

        Our net proved reserves of 53.1 MMBOE as of December 31, 2013 increased 2% from 52.2 MMBOE as of December 31, 2012. Our estimated oil and natural gas reserves were principally affected by the following during 2013:

  •
  Extensions and discoveries increased reserves by 5.1 MMBOE, due primarily to the drilling of the Coal Oil Point well at the South Ellwood field;

  •
  Current year production decreased reserves by 3.3 MMBOE; and

  •
  Revisions of previous estimates decreased reserves by 0.9 MMBOE, due primarily to the loss of reserves from proved undeveloped locations not drilled within five years of being recorded at the South Ellwood field, which were partially offset by a new PUD location along the lease line at the South Ellwood field, the addition of six new PUD locations at the West Montalvo field, one new PUD location at the Sockeye field, and upward reserve revisions related to the Hastings Complex CO2 enhanced recovery project.

        Our PUD reserves of 16.8 MMBOE as of December 31, 2013 increased 6% from 15.9 MMBOE as of December 31, 2012. Our estimated PUDs were principally affected by the following during 2013:

  •
  Extensions, discoveries and improved recovery increased PUDs by 4.7 MMBOE due to drilling the Coal Oil Point well in the South Ellwood field;

  •
  Revisions of previous estimates decreased PUD reserves by 2.2 MMBOE, due primarily to the loss of reserves from PUD locations not drilled within five years of being recorded at the South Ellwood field, which were partially offset by a new PUD location along the lease line at the South Ellwood field, and the addition of six new PUD locations at the West Montalvo field and one new PUD location at the Sockeye field;

  •
  0.4 MMBOE of reserves classified as proved undeveloped at December 31, 2012 were drilled during the year at the West Montalvo field—capital expenditures related to PUD drilling during 2013 were approximately $15.6 million;

  •
  Additionally, 1.2 MMBOE of PUD reserves at the Hastings Complex were transferred to proved developed producing reserves at December 31, 2013.

        At December 31, 2013, we have no PUDs that are scheduled for development five years or more beyond the date the reserves were initially recorded. All PUD locations are within one spacing offset of proved locations.

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

Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used

        Our year-end reserve report is prepared by DeGolyer & MacNaughton in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S-X of the SEC. DeGolyer & MacNaughton prepares the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provide to them. This information is reviewed by knowledgeable members of our company for accuracy and completeness prior to submission to DeGolyer & MacNaughton. Upon analysis and evaluation of the data, DeGolyer & MacNaughton issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our Reserves Manager, relevant Reservoir Engineers and Mark DePuy, our Senior Vice President, Business Development and Acquisitions, for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X. Once all questions have been addressed, DeGolyer & MacNaughton issues the final appraisal report, reflecting its conclusions.

        A letter which identifies the professional qualifications of the individual at DeGolyer & MacNaughton who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2013 has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.

        Internally, Mr. DePuy is responsible for overseeing our reserves process. He initially joined Venoco in 2005 as Vice President of Northern Assets and was named its Chief Operating Officer the following year. He resigned as Venoco's COO in October 2008, but rejoined it in December 2011. Mr. DePuy has over 30 years of experience in the oil and natural gas industry and holds a B.S. in Petroleum Engineering from the Colorado School of Mines and an M.B.A from the University of California, Los Angeles.

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

	Years Ended December 31,
	2011	2012	2013
Production Volume(1):
Oil (MBbls)(2)	2,441	2,940	3,180
Natural gas (MMcf)	23,923	20,430	1,724
MBOE(3)	6,428	6,345	3,467
Daily Average Production Volume:
Oil (Bbls/d)	6,688	8,033	8,712
Natural gas (Mcf/d)	65,542	55,820	4,723
BOE/d(3)	17,612	17,336	9,499
Oil Price per Bbl Produced (in dollars):
Realized price	$91.00	$97.28	$95,79
Realized commodity derivative gain (loss)	(2.48)	(10.32)	(7.66)

Net realized price	$88.52	$86.96	$88.13

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.02	$2.88	$4.06
Realized commodity derivative gain (loss)	1.03	0.25	—

Net realized price	$5.05	$3.13	$4.06

Expense per BOE:
Lease operating expenses	$14.64	$14.48	$22.44
Production and property taxes	$0.99	$1.53	$1.02
Transportation expenses	$1.45	$0.81	$0.05
Depletion, depreciation and amortization	$13.35	$13.68	$14.09
Venoco:
General and administrative expense, net(4)	$6.10	$8.70	$14.54
Interest expense	$9.51	$11.25	$18.78
Denver Parent Corporation:
General and administrative expense, net(4)	$6.10	$8.70	$14.61
Interest expense	$9.51	$11.67	$24.99

(1)
The following table summarizes proved reserves and production for fields that exceed 15% of our total proved reserves as of December 31, 2013:

	Years Ended December 31,
	2011(a)	2012(b)	2013(c)
Proved Reserves(MBOE):
South Ellwood	29,583	23,876	23,896
Sockeye	9,179	7,758	8,119
West Montalvo	7,465	6,944	7,302
Hastings(d)	617	10,564	10,907
Sacramento Basin(e)	44,894	—	—
Other	4,146	3,101	2,836

Total proved reserves	95,884	52,243	53,060

Production Volume(MBOE):
South Ellwood	761	1,056	1,583
Sockeye	979	991	879
West Montalvo	457	656	589
Hastings(d)	—	—	—
Sacramento Basin(e)	3,812	3,266	102
Other	419	376	314

Total production volumes	6,428	6,345	3,467

(a)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

(b)
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

(c)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted for regional price differentials and other factors to arrive at prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the calculation of proved reserves at December 31, 2013.

(d)
We do not have production related to the Hastings field, but we own a reversionary interest in the field allowing us to back-in to a working interest of approximately 22.45% in the Hastings Complex after Denbury recoups (i) its operating costs relating to the project and a portion of the purchase price and (ii) 130% of its capital expenditures made on the project.

(e)
In December 2012, we completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, subject to certain closing adjustments.
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

(4)
Net of amounts capitalized.

Drilling Activity

        The following table sets forth information with respect to development and exploration wells we completed from January 1, 2011 through December 31, 2013. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Development Wells Drilled
	2011	2012	2013
Productive(1)
Gross	13.0	12.0	2.0
Net	11.4	11.5	2.0
Dry(2)
Gross	5.0	0.0	0.0
Net	4.8	0.0	0.0

	Exploration(3) Wells Drilled
	2011	2012	2013
Productive(1)
Gross	39.0	8.0	3.0
Net	34.3	7.9	3.0
Dry(2)
Gross	6.0	1.0	0.0
Net	5.9	1.0	0.0

(1)
A productive well is not a dry well, as described below, but a well for which we have set casing. Wells classified as productive do not always provide economic levels of production.

(2)
A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3)
In 2013 we drilled three wells to unproved locations, one of which was into the Coal Oil Point structure. From an operational perspective, we view the other two wells as development wells, although they are within the definition of exploration wells under applicable SEC rules.

        The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered.

Present Activities

        As of December 31, 2013, there was 1.0 gross (1.0 net) well waiting on completion. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview—Capital Expenditures" for additional discussion of our present development activities.

Oil and Natural Gas Wells

        The following table details our working interests in producing wells as of December 31, 2013. A well with multiple completions in the same bore hole is considered one well. Wells are classified as oil or natural gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion.

	Gross Producing Wells	Net Producing Wells	Average Working Interest
Oil	187.0	118.8	63.6%
Natural gas	2.0	1.8	89.0%

Total(1)	189.0	120.6	63.8%

(1)
Amounts shown include 16 oil wells with multiple completions.

Acreage

        The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2013. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped(1)		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern California
South Ellwood	7,682	7,682	—	—	7,682	7,682
Santa Clara Federal Unit	36,000	27,360	—	—	36,000	27,360
Dos Cuadras	5,400	1,350	—	—	5,400	1,350
West Montalvo	3,453	3,453	5,477	5,295	8,930	8,748
Onshore Monterey Shale	3,075	2,656	44,333	31,758	47,408	34,414
Other Southern California	165	165	4,177	4,148	4,342	4,313

Total Southern California	55,775	42,666	53,987	41,201	109,762	83,867
Sacramento Basin(2)	3,342	3,342	8,812	5,672	12,154	9,014
Texas	6,967	6,328	891	15	7,858	6,343
Other	67	39	109	109	176	148

Total	66,151	52,375	63,799	46,997	129,950	99,372

(1)
The percentage of undeveloped acreage held under leases due to expire in 2014, 2015 and 2016, unless extended by exploration or production activities or extension of lease terms, is approximately 5%, 13% and 9%, respectively.

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

        If a well blowout, spill or similar event occurs that is not covered by insurance, it could have a material adverse impact on our financial condition, results of operations and cash flows. See "Risk Factors—Our business involves significant operating risks that could adversely affect our production and could be expensive to remedy. We do not have insurance to cover all of the risks that we may face".

Remediation Plans and Procedures

        As required by regulations imposed by the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, we annually update our existing company oil-spill response plan as required by regulations, we continue to maintain oil spill response equipment on the platforms, including oil spill containment boom and a boat for boom deployment, and have maintained oil-spill financial assurance in connection with our offshore operations. Our oil-spill response plan details procedures for rapid response to spill events that may occur as a result of our operations. The plan calls for training personnel in spill response. Drills are conducted annually to measure and maintain the effectiveness of the plan, and plan or equipment improvements are made accordingly.

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

        Indebtedness under Venoco's revolving credit facility is secured by liens on substantially all of its oil and natural gas properties and other assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources and Requirements."

Marketing, Major Customers and Delivery Commitments

        Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is sold to competing buyers, including large oil refining companies and independent marketers. In the year ended December 31, 2013, approximately 96% of our revenues were generated from sales to two purchasers: Phillips 66 (60%) and Tesoro Refining and Marketing Company (36%). Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of March 31, 2014.

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

Offices

        We currently lease approximately 29,000 net square feet of office space in Denver, Colorado, where our principal office is located. The lease for the Denver office expires in 2024. We lease an additional 51,000 net square feet of office space in Carpinteria, California from 6267 Carpinteria Avenue, LLC. The lease for the Carpinteria office will expire in 2023. We also have leases for certain field offices which are insignificant on a quantitative basis. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

Employees

        As of December 31, 2013, we had approximately 219 full-time employees, none of whom were party to collective bargaining arrangements.

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

        Regulations imposed by BOEMRE also require oil-spill response plans and oil-spill financial assurance from offshore oil and natural gas operations, whether operating in state or federal offshore waters. These regulations were designed to be consistent with OPA and other similar requirements. Under BOEMRE regulations, operators must join a cooperative that makes oil-spill response equipment available to its members. The California Department of Fish and Wildlife's Office of Oil Spill Prevention and Response ("OSPR") has adopted oil-spill prevention regulations that overlap with federal regulations. We have complied with these OPA, BOEMRE and OSPR requirements by adopting an offshore oil spill contingency plan and becoming a member of Clean Seas, LLC, a cooperative entity operated with other offshore operators to prevent and respond to oil spills in the offshore region in which we operate. See "—Remediation Plans and Procedures".

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

        Recent and future environmental regulations, including additional federal and state restrictions on greenhouse gas ("GHG") emissions that have been or may be passed in response to climate change concerns, may increase our operating costs and also reduce the demand for the oil and natural gas we produce. EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules, with which we are complying. Similarly, the U.S. Congress has considered and may in the future consider "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which established a statewide cap on GHGs designed to reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. On March 28, 2014, the Obama administration announced that in the spring of 2014, EPA will assess several sources of methane and other emissions from the oil and gas sector. In the fall of 2014, EPA is expected to determine how to pursue further methane reductions from these sources. If EPA decides to develop additional regulations, it plans to complete those regulations by the end of 2016. The Administration also announced that it will identify "downstream" methane reduction opportunities at some point in the future. Later this year, the BLM will propose updated standards to reduce venting and flaring from oil and gas production on public lands. The California Air Resources Board adopted regulations that went into effect on January 1, 2012. Our current operations are subject to the reporting requirements of these regulations; however, no operations are subject to current California "cap and trade" regulations.

        On August 16, 2012, EPA published final rules that established new air-emission controls for oil and natural gas production and natural gas processing operations. Specifically, the rules included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds ("VOCs"), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements for emissions from compressors, dehydrators, storage tanks and other production equipment, as well as more stringent leak-detection requirements for natural gas processing plants. EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, as well as court challenges to the rules. In September 2013, EPA issued revised rules that were responsive to some industry concerns.

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

        As described in the notes to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $38.2 million as of December 31, 2013. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 9%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

        Penalties for Non-Compliance.    We believe that our operations are in material compliance with all applicable oil and natural gas, safety, environmental and land-use laws and regulations. However, from time to time we receive notices of noncompliance with Clean Air Act and other requirements from relevant regulatory agencies. We received a number of minor notices of violation ("NOVs") from regulatory agencies in 2013. We do not expect to incur significant penalties with respect to any outstanding NOV. See "Legal Proceedings."

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

Executive Officers of the Registrant

        The following table sets forth certain information with respect to our executive officers as of December 31, 2013.

Name	Age	Position
Timothy Marquez	55	Executive Chairman of Venoco; Chief Executive Officer of DPC
Edward O'Donnell	60	Chief Executive Officer of Venoco; President of DPC
Timothy A. Ficker	46	Chief Financial Officer of Venoco; Chief Financial Officer and Treasurer of DPC
Terry L. Anderson	66	General Counsel and Secretary of Venoco and DPC
Mark DePuy	58	Senior Vice President, Business Development and Acquisitions of Venoco

        Timothy Marquez is DPC's sole director and its CEO, having served in those roles since its formation in January 2012. He co-founded Venoco in September 1992 and served as its CEO from its formation until June 2002. He founded Marquez Energy in 2002 and served as its CEO until we acquired it in March 2005. Mr. Marquez returned as Venoco's Chairman, CEO and President in June 2004. He became Venoco's Executive Chairman in August 2012. Mr. Marquez has a B.S. in petroleum engineering from the Colorado School of Mines. Mr. Marquez began his career with Unocal

Corporation, where he worked for 13 years managing assets offshore California and in the North Sea and performing other managerial and engineering functions.

        Edward O'Donnell has been Venoco's CEO since August 2012 and DPC's President since its formation in January 2012. Mr. O'Donnell served as Venoco's Senior Vice President for Southern California Operations from 2007 to January 2012, at which time he was appointed Chief Operating Officer, a position he held until his appointment as CEO. He was a member of Venoco's board of directors from May 2001 to December 2002, from May 2003 to August 2003 and from June 2004 to March 2007. In addition, from 1997 to March 2001, he served as Vice President and, from April 2001 to June 2002, as the President of Venoco's domestic division. He has 20 years of experience with Unocal in a variety of engineering and management positions. Mr. O'Donnell holds a B.S. in petroleum engineering from Montana Tech of The University of Montana, an M.S. in petroleum engineering from the University of Southern California and an M.B.A. from Pepperdine University.

        Timothy A. Ficker became Venoco's CFO in April 2007 and has served as DPC's CFO and Treasurer since its formation in January 2012. Prior to joining Venoco, Mr. Ficker was Vice President, CFO and Secretary of Infinity Energy Resources, Inc., a NASDAQ-listed energy company, having been appointed to those positions in May 2005. From October 2003 through April 2005, Mr. Ficker served as an audit partner in KPMG LLP's Denver office, and from June 2002 through September 2003, he served as an audit director for KPMG LLP. From September 1989 through June 2002, he worked for Arthur Andersen LLP, including as an audit partner after September 2001, where he served clients primarily in the energy industry. Mr. Ficker is a certified public accountant and received a B.B.A. in accounting from Texas A&M University.

        Terry L. Anderson is the General Counsel and Secretary of both Venoco and DPC. Mr. Anderson joined Venoco in March 1998 and served as General Counsel until June 2002. From July 2002 to August 2004, Mr. Anderson was in private practice in Santa Barbara, California. He returned in his current capacities in August 2004. He has served in the same capacities with DPC since its formation in January 2012. Mr. Anderson holds a B.S. in petroleum engineering and a J.D. from the University of Southern California. Mr. Anderson was Vice President and General Counsel of Monterey Resources, Inc., a NYSE-listed company, from August 1996 to January 1998. Prior to that, he was chief transactional attorney for Santa Fe Energy Resources in Houston, Texas. Mr. Anderson is licensed to practice law in Texas and California.

        Mark DePuy is Venoco's Senior Vice President, Business Development and Acquisitions. Mr. DePuy initially joined Venoco in 2005 as Vice President of Northern Assets. The following year, he was named COO and oversaw our assets in Northern and Southern California, as well as numerous field operations in Texas. Mr. DePuy resigned as Venoco's COO in October 2008, after which he provided consulting services for us on coastal development projects in California. From March 2010 through November 2011, he served as CEO and President of Great Western Oil and Gas, a private oil and gas company with operations focused primarily in Colorado and North Dakota. Mr. DePuy rejoined Venoco in his current role in December 2011. He has 27 years of experience in various operational, management and business planning functions with Unocal/Chevron in both the domestic and international operations. He has an M.B.A. from the University of California, Los Angeles and a B.S. in petroleum engineering from the Colorado School of Mines.

Available Information

        We maintain a link to investor relations information on our website, www.venocoinc.com, where we make available, free of charge, Venoco and joint Venoco/DPC filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of our code of business conduct and ethics and certain other governance documents. You may request a printed copy of these materials or any exhibit to this report by writing to the Corporate Secretary, Venoco, Inc., 370 17th Street, Suite 3900, Denver, Colorado, 80202-1370. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

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

        The prices we receive for our production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, our California oil typically has a lower gravity, and a portion has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil requires more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. This discount, or differential, varies over time and can be affected by factors that do not have the same impact on the price of premium grade light oil. We cannot predict how the differential applicable to our production will change in the future, and it is possible that it will increase. The difficulty involved in predicting the differential also makes it more difficult for us to effectively hedge our production. Many of our hedging arrangements are based on benchmark prices and therefore do not protect us from adverse changes in the differential applicable to our production.

We have a substantial amount of debt and the cost of servicing, and risks related to refinancing, that debt could adversely affect our business. Those risks could increase if we incur more debt.

        We have a substantial amount of indebtedness, in part as a result of the financing required to complete the going private transaction. At March 31, 2014, we had total outstanding debt of

$998.8 million, comprised of $247.0 million outstanding on Venoco's revolving credit facility, $500.0 million of Venoco's 8.875% senior notes and $251.8 million of DPC's 12.25% / 13.00% senior PIK toggle notes. Interest obligations on our indebtedness are significant. Our debt bears interest at a weighted average interest rate of approximately 8.7% as of March 31, 2014. In 2013, we had interest expense of $86.6 million. We are pursuing a variety of measures to reduce our indebtedness, but these efforts may not be successful.

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

        The increase in our indebtedness resulting from the going private transaction has made it more difficult for us to comply with certain covenants in our debt agreements. If our cash flow and other capital resources are insufficient to fund our obligations under our debt agreements on a current basis and at maturity or if we are otherwise unable to comply with the covenants in those agreements, we could attempt to refinance or restructure the debt or to repay the debt with the proceeds from an equity offering or from sales of assets. The proceeds of future borrowings, equity financings or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all. In addition, our debt agreements contain provisions that would limit our flexibility in responding to a shortfall in our expected liquidity by selling assets or taking certain other actions. For example, we could be required to use some or all of the proceeds of an asset sale to reduce amounts outstanding under our debt agreements in some circumstances. Any refinancing that requires the use of cash could require us to reduce or delay planned capital expenditures. In addition, following the completion of the going private transaction, there is no longer a market for our common stock, and this would likely make any equity financing transaction more difficult. There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all. Further, if a default occurs under one debt agreement, this could cause a cross-default under other debt agreements.

        We also face a refinancing risk. Significant amounts of our indebtedness do not require current payments of principal, but are payable in full on maturity. Cash flow from operations may not be sufficient to repay, and may be insufficient to support any new indebtedness necessary to refinance, the outstanding balance on our debt when it matures. Global capital markets have experienced a severe contraction in the availability of debt financing in the recent past. Financial effects of this crisis were exacerbated in the oil and natural gas industry by the effect of volatile commodity prices. The ability to pay principal and interest on our debt, and to refinance our debt upon maturity, will depend not only upon our financial and operating performance, but on the state of the global economy, credit markets and commodity prices during the period through the time of refinancing, many of which are factors over which we have no control. There can be no assurances that we will be able to make principal and interest payments on our indebtedness and to refinance our indebtedness at maturity as needed. If we are unable to satisfy our obligations under our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable, the lenders under the revolving credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our planned operations will require additional capital that may not be available.

        Our business is capital intensive, and requires substantial expenditures to maintain currently producing wells, to make the acquisitions and/or conduct the exploration, exploitation and development activities necessary to replace our reserves, to pay expenses and to satisfy our other obligations. In recent years, we have chosen to pursue projects that required capital expenditures in excess of cash flow from operations. That fact has made us dependent on external financing to a greater degree than many of our competitors. Our substantial existing indebtedness increases the risk that external financing will not be available to us when needed. In addition, DPC has caused and may continue to cause Venoco to pay dividends to it in order to allow it to pay cash interest on its senior notes. If we reduce our capital spending in an effort to conserve cash or to facilitate the payment of dividends from Venoco to DPC, this would likely result in production being lower than anticipated, and could result in reduced revenues, cash flow from operations and income.

It may be difficult or impossible for us to finance our operations through the incurrence of additional indebtedness.

        We have relied on borrowings under Venoco's revolving credit facility to finance our operations in some recent periods. Lenders may not fund borrowings under the facility when we request them to do so. In 2009, a former lender under the facility, Lehman Commercial Paper, Inc., ceased funding amounts under the facility as a result of the bankruptcy of its parent company, Lehman Brothers Holdings Inc. Existing or future lenders under the revolving credit facility may face similar issues. Venoco's ability to borrow under the facility may also be limited if it is unable, or runs a significant risk of becoming unable, to comply with the financial covenants that it is required to satisfy under the facility. In particular, it may be difficult to maintain compliance with the covenant imposing a maximum debt to EBITDA (as defined in the agreement) ratio in the future, especially if Venoco borrows a significant portion of the available capacity under the facility and/or its EBITDA is adversely affected by operational problems, counterparties' failure to perform under hedge agreements or other factors. In addition, the borrowing base under the facility is subject to redetermination periodically and from time to time in the lenders' discretion. Borrowing base reductions may occur with respect to the revolving credit facility as a result of unfavorable changes in commodity prices, asset sales, performance issues or other events. In addition to reducing the capital available to finance our operations, a reduction in the borrowing base could cause Venoco to be required to repay amounts outstanding under the facility in excess of the reduced borrowing base, and the funds necessary to do so may not be available at that time.

        Sources of external debt financing other than revolving credit facility borrowings may not be available when needed on acceptable terms or at all, especially during periods in which financial market conditions are unfavorable. Our ability to incur additional indebtedness will be limited under the terms of the revolving credit facility, the indenture governing Venoco's 8.875% senior notes and the indenture governing DPC's 12.25% / 13.00% senior PIK toggle notes, which we refer to collectively as our debt agreements (see "Management's Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Capital Resources and Requirements"). In addition, if we finance our operations through borrowings under Venoco's revolving credit facility or other additional indebtedness, the risks that we now face relating to our current debt level would intensify, and it may be more difficult to satisfy our existing financial obligations.

DPC is a holding company and is dependent on distributions from Venoco to pay its obligations on its senior notes.

        DPC is a holding company with no business operations and no material assets other than the capital stock of Venoco. All of our operations are conducted through Venoco and its subsidiaries. Consequently, DPC is dependent on dividends, distributions, loans or other payments from Venoco and, indirectly, its subsidiaries, to make payments of principal and interest in cash on the DPC 12.25% / 13.00% senior PIK toggle notes. DPC's subsidiaries are separate and distinct legal entities, and they have not guaranteed DPC's obligations under its notes.

        The ability of DPC's subsidiaries to pay dividends and make other payments to DPC will depend on their cash flows and earnings, which, in turn, is subject to all of the risks associated with operating in the oil and natural gas industry and as discussed in this section. The ability of DPC's direct and indirect subsidiaries to pay dividends and make distributions to DPC may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which they enter. If DPC is unable to obtain funds from its direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, DPC may not be able to pay cash interest or principal on its notes when due. The terms of the credit agreement governing Venoco's revolving credit facility and the indenture governing its 8.875% senior notes significantly restrict it from paying dividends or otherwise transferring assets to DPC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Requirements" for a discussion of certain relevant terms of Venoco's debt agreements. We cannot assure you that the debt agreements and other agreements governing the current and future indebtedness of DPC's direct and indirect subsidiaries will permit the subsidiaries to provide DPC with sufficient dividends, distributions, loans or other payments to pay cash interest or principal on its senior notes when due. In addition, under certain circumstances, legal restrictions may limit DPC's ability to obtain cash from its subsidiaries. Under the Delaware General Corporation Law (the "DGCL"), DPC's Delaware-incorporated subsidiaries may only make dividends (i) out of their "surplus" as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under fraudulent transfer laws, DPC's subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent as a result of the dividend. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. There can be no assurance that Venoco will not become insolvent and that it will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service DPC's indebtedness.

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

        At December 31, 2013, 32% of our estimated proved reserves were proved undeveloped and 2% were proved developed non-producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells as contrasted with the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved undeveloped reserves and proved developed non-producing reserves will not be realized until some time in the future, if at all.

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

        Our drilling results in emerging areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, our ability to use past drilling results in those areas to help predict our future drilling results is limited. In addition, part of our drilling strategy to maximize recoveries from the onshore Monterey shale formation may involve drilling and/or completion techniques that have proven to be successful in other shale formations. These drilling and completion strategies and techniques may require greater amounts of capital investment than those used in more established plays. The ultimate success of these drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and production profiles are better established. If drilling success rates or production are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations or other operational problems, the value of our position in the affected area will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties.

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

        Some environmental laws and regulations impose strict liability. Strict liability means that in some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred and without negligence on our part or for the conduct of prior operators of properties we have acquired or other third parties, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. Similarly, some environmental laws and regulations impose joint and several liability, meaning that we could be held responsible for more than our share of a particular reclamation or other obligation, and potentially the entire obligation, where other parties were involved in the activity giving rise to the liability. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws and regulations, for example by installing and maintaining pollution control devices. Similarly, our plugging and abandonment obligations will be substantial and may be more than our estimates. Compliance costs are relatively high for us because many of our properties are located offshore California and in other environmentally sensitive areas and because California environmental laws and regulations are generally very strict. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters, but they will be material. Environmental risks are generally not fully insurable.

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

        In addition, we have on occasion in the past engaged in activities involving the use of hydraulic fracturing, and could use hydraulic fracturing to a greater extent in the future. Hydraulic fracturing is a process that creates a fracture extending from the well bore in a rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Fractures typically are created through the injection of water and chemicals into the rock formation. Several federal entities, including the EPA, also have recently asserted potential regulatory authority over hydraulic fracturing, and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with the results of the study anticipated to be available for review in 2014. Moreover, the EPA also is studying the potential impact of wastewater derived from hydraulic fracturing activities and by 2014 plans to propose standards that such wastewater must meet before being transported to a treatment plant. Other federal agencies have examined and are continuing to examine hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In May 2013, the BLM published a supplemental notice of proposed rulemaking that would regulate hydraulic fracturing on federal and Indian lands, replacing a prior draft of proposed rulemaking issued by the agency in May 2012. Among other things, the revised proposed rule would continue to require public disclosure of certain chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. In addition, Congress has considered, and may in the future consider, legislation that would amend the SDWA to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. If such legislation is adopted in the future, it would establish an additional level of regulation and impose additional costs on our operations.

        Also, some states have adopted, and other states are considering adopting, requirements that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, in 2011, Texas enacted HB 3328, which requires the well-by-well public disclosure of all the constituent chemicals, compounds and water volume contained in fluids used for hydraulic fracturing. On September 20, 2013, California enacted Senate Bill 4, which requires the DOGGR to promulgate regulations no later than January 1, 2015, regulating well stimulation operations, including hydraulic fracturing and certain acid stimulation treatments. Under the law, the state must complete an environmental impact report (EIR) analyzing the effects of hydraulic fracturing statewide, a process which DOGGR has initiated. Effective January 1, 2014, the DOGGR issued interim regulations implementing many of the requirements of Senate Bill 4, including the requirements that operators notify DOGGR of well stimulation treatments and disclose various types of operational data, including the chemical composition of well-stimulation fluids. The interim regulations also require operators to notify neighboring landowners of well-stimulation operations and to conduct water-well testing if requested by neighboring landowners. Operators also are required to evaluate and test the casing, tubing, and cement lining of the well borehole to ensure that the well's construction is more than adequate to withstand hydraulic fracturing operations. In addition, operators are required to ensure that all potentially productive zones, zones capable of over-pressurizing the surface casing annulus, or corrosive zones are isolated and sealed to prevent vertical migration of gases or fluids behind the casing. The interim regulations also require operators to monitor and test the well during and after hydraulic fracturing operations to verify that well failure has not occurred. Our current operations do not fall within the scope of Senate Bill 4 or the interim regulations. However, we will continue to monitor regulatory developments in this area.

        Additionally, effective June 4, 2013, an information gathering rule adopted by the South Coast Air Quality Management District ("SCAQMD"), SCAQMD Rule 1148.2, requires well operators of onshore wells in SCAQMD's jurisdiction to notify SCAQMD before undertaking certain activities at wells, including hydraulic fracturing, and then to report information regarding chemical usage and operational data regarding those well activities. SCAQMD anticipates reviewing the information gathered under SCAQMD Rule 1148.2 and developing regulations if necessary to protect air quality. If SCAQMD develops regulations regarding well activities, including hydraulic fracturing, our operating costs could increase.

        Various counties and municipalities around the country have passed laws restricting or prohibiting hydraulic fracturing. Our operations currently are not impacted by such laws. However, there is a risk that our operations could be adversely impacted by such laws in the future. We will continue to monitor developments in this area.

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

        President Obama has made proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

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

  •
  lower than expected production;

  •
  longer than expected response times;

  •
  higher operating and capital costs; and

  •
  lack of technical expertise.

        If any of these risks occur, it could adversely affect the results of the affected project, our financial condition and our results of operations. We may pursue other enhanced recovery activities from time to time as well, and those activities may be subject to the same or similar risks. In addition, as discussed in "Legal Proceedings," we have been involved in a dispute with Denbury regarding certain aspects of the agreement governing the Hastings Complex project. Any further disputes or disagreements could increase the risks associated with the project or reduce its benefits to us.

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

Significant portions of our estimated proved reserves and production are attributable to a small number of wells, and adverse events with respect to one or more of these wells could have a material adverse effect on our business, financial condition and results of operations.

        More than 38% of our estimated proved reserves as of December 31, 2013 were concentrated in our five largest wells, and more than 13% of our estimated proved reserves were attributable to a single well in the South Ellwood field. As a result of this concentration of reserves, any significant adverse events with respect to one or more of these wells, including those discussed elsewhere in this section, could materially and adversely affect our reserves, production, financial condition and results of operations.

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

        Other companies operated properties representing 25% of our proved reserves as of December 31, 2013. Our ability to exercise influence over operations for these properties and their associated costs is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control, including:

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

        For the year ended December 31, 2013, approximately 96% of our oil and natural gas revenues were generated from sales to two purchasers: Phillips 66 and Tesoro Refining and Marketing Company. A material adverse change in the financial condition of either of our largest purchasers could adversely impact our future revenues and our ability to collect current accounts receivable from such purchasers. We face similar counterparty risks in connection with other contracts under which we may be entitled to receive cash payments, including insurance policies and commodity derivative agreements. Major counterparties may also seek price or other concessions from us if they perceive us to be dependent on them or to lack viable alternatives.

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

        Our properties are located primarily in California. Any circumstance or event that negatively impacts the production or marketing of oil and natural gas in California generally, or in Southern California in particular, would adversely affect our results of operations and cash flows. Many of our competitors have operations that are more geographically dispersed than ours, and therefore may be less subject than we are to risks affecting a particular geographic area.

We are controlled by Timothy Marquez, who is able to determine the outcome of matters submitted to a stockholder vote.

        Timothy Marquez, DPC's sole director and CEO and Venoco's Executive Chairman, beneficially owns over 95% of DPC's outstanding common stock, and DPC owns all of the outstanding common stock of Venoco. Through his beneficial ownership, Mr. Marquez is able to control the composition of the DPC and Venoco board of directors and direct both companies' management and policies. Accordingly, Mr. Marquez generally has the direct or indirect power to:

  •
  elect all directors of DPC and Venoco and thereby control our policies and operations;

  •
  amend the bylaws and certificate of incorporation of DPC and Venoco;

  •
  appoint management of DPC and Venoco;

  •
  approve future issuances of securities by DPC or Venoco;

  •
  approve the payments of dividends, if any, on common stock of DPC or Venoco;

  •
  approve the incurrence of debt by DPC or Venoco; and

  •
  agree to or prevent mergers, consolidations, sales of all or substantially all assets or other extraordinary transactions involving DPC or Venoco.

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

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against Venoco, certain other energy companies, the City of Beverly Hills (the "City") and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to 2005 (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 Venoco entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against it were dismissed with prejudice.

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are without merit. Based on information known to Venoco, it does not believe that it is probable that the indemnity claims will result in a material judgment against it. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011, Timothy Marquez, the then-Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, three lawsuits were filed in the Delaware Court of Chancery in September 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware (three in January and two in February) and three suits were filed in federal court in Colorado (two in January and one in February) naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in 2015.

        Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. Venoco believes the petition is without merit. It will be vigorously contested.

        Other—In addition, Venoco is a party from time to time to other claims and legal actions that arise in the ordinary course of business. Venoco believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        There is no market for the common stock of Venoco or DPC. As of March 31, 2014, DPC owns all of the outstanding stock of Venoco, and two affiliates of Mr. Marquez own 96% of the outstanding stock of DPC.

Unregistered Sales of Equity Securities

        None.

Repurchases of Common Stock

        Not applicable.

Dividend Policy

        Venoco paid DPC cash dividends of $2.7 million in the fourth quarter of 2012, $15.8 million in the third quarter of 2013 and $3.9 million in the first quarter of 2014. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Resources and Requirements," Venoco's ability to pay dividends to DPC is subject to various legal and contractual limitations. See the notes to the financial statements included herein.

ITEM 6.    Selected Financial Data

        The table below contains selected consolidated financial data. The statement of operations, cash flow, balance sheet and other financial data for each year has been derived from our consolidated financial statements. As a result of the going private transaction on October 3, 2012, DPC and Venoco are entities under the common control of Mr. Marquez and his affiliates. The consolidated financial data for DPC prior to 2012 is identical to Venoco. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the related notes included elsewhere in this report. No pro forma adjustments have been made for the acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. Amounts are in thousands.

						Denver Parent Corporation
	Venoco, Inc.
						Years ended December 31,
	Years ended December 31,
	2009	2010	2011	2012	2013	2012	2013
	(in thousands)
Statement of Operations Data:
Oil and natural gas sales	$267,163	$290,608	$323,423	$350,426	$313,373	$350,426	$313,373
Other	3,331	4,684	5,355	6,090	4,129	6,090	4,129

Total revenues	270,494	295,292	328,778	356,516	317,502	356,516	317,502
Lease operating expense	95,213	84,255	94,100	91,888	77,786	91,888	77,786
Production and property taxes	10,128	6,701	6,376	9,688	3,521	9,688	3,521
Transportation expense	3,163	9,102	9,348	5,169	181	5,169	181
Depletion, depreciation and amortization	86,226	78,504	85,817	86,780	48,840	86,780	48,840
Accretion of asset retirement obligations	5,765	6,241	6,423	5,768	2,477	5,768	2,477
General and administrative, net of amounts capitalized	36,939	37,554	39,186	55,186	50,403	55,186	50,664

Total expenses	237,434	222,357	241,250	254,479	183,208	254,479	183,469

Income (loss) from operations	33,060	72,935	87,528	102,037	134,294	102,037	134,033
Interest expense, net	40,984	40,584	61,113	71,399	65,114	74,069	86,640
Amortization of deferred loan costs	2,862	2,362	2,310	2,756	3,705	2,997	4,754
Interest rate derivative losses (gains), net	16,676	31,818	1,083	—	—	—	—
Loss on extinguishment of debt	8,493	—	1,357	1,520	38,549	1,520	58,472
Commodity derivative losses (gains), net	25,743	(68,049)	(40,649)	72,949	12,607	72,949	12,607

Total financing costs and other	94,758	6,715	25,214	148,624	119,975	151,535	162,473

Income (loss) before income taxes	(61,698)	66,220	62,314	(46,587)	14,319	(49,498)	(28,440)
Income tax provision (benefit)	(14,400)	(1,300)	—	—	—	—	—

Net income (loss)	$(47,298)	$67,520	$62,314	$(46,587)	$14,319	$(49,498)	$(28,440)

Cash Flow Data:
Cash provided (used) by:
Operating activities	$118,691	$160,673	$125,496	$163,807	$89,517	$161,137	$84,834
Investing activities	(1,953)	(108,296)	(246,481)	(56,630)	(3,453)	(56,630)	(3,453)
Financing activities	(116,510)	(47,772)	124,126	(61,524)	(139,054)	(58,354)	(118,363)
Other Financial Data:
Capital expenditures	$176,812	$211,621	$246,228	$228,054	$104,485	$228,054	$104,485
Balance Sheet Data (end of period):
Cash and cash equivalents	$419	$5,024	$8,165	$53,818	$828	$54,318	$17,336
Property, plant and equipment, net	619,430	648,044	810,465	648,602	662,629	648,602	662,629
Total assets	739,543	750,923	929,744	846,081	714,856	849,903	736,719
Long-term debt, excluding current portion	695,029	633,592	686,958	849,190	705,000	909,190	953,501
Total stockholders' equity (deficit)	(174,496)	(84,237)	73,028	(295,658)	(138,009)	(351,836)	(376,423)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        This Annual Report on Form 10-K is a combined report being filed by DPC and Venoco, a direct 100% owned subsidiary of DPC. DPC is a holding company formed to acquire all of the common stock of Venoco in a going private transaction that was completed in October 2012. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. See "Explanatory Note" immediately preceding Part I of this report. Venoco and DPC are filing this combined report to satisfy reporting requirements under the indentures governing their respective senior notes. The following discussion and analysis should be read in conjunction with our financial statements and related notes and the other information appearing in this report.

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

        Sacramento Basin Asset Sale.    In December 2012, we completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party for $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. Of the $100.6 million placed into escrow, $72.8 million was received two days after closing and $17.9 million was received in the first quarter of 2013. The remaining $9.9 million was received as of June 30, 2013. We applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on the second lien term loan facility and a $6.4 million prepayment penalty. The assets sold had proved reserves of approximately 44,900 MBOE as of December 31, 2011. Production from those assets averaged 8,939 BOE/d in 2012, 100% of which was natural gas.

        Amended Revolving Credit Agreement and Second Lien Repayment.    In March 2013, Venoco entered into an amendment to its revolving credit agreement that increased the borrowing base under the facility to $270 million. Venoco then borrowed an additional $107 million under the facility and used those funds to repay the remaining amounts outstanding under the second lien term loan ($100 million) and a prepayment penalty of $3.0 million. That amendment and subsequent amendments also changed certain financial covenants included in the revolving credit agreement and increased Venoco's ability to pay dividends to DPC. The agreement was further amended in April 2014 as described in "—Liquidity and Capital Resources—Capital Resources and Requirements."

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

Capital Expenditures

        Our 2013 development, exploitation and exploration capital expenditures were $96 million, with approximately $88 million incurred for Southern California legacy projects and $8 million for onshore Monterey projects. We have reduced our overall capital expenditures, and increased our focus on development relative to exploration drilling, following the completion of the going private transaction. Our 2014 development, exploitation and exploration capital expenditure budget is $88 million, of which approximately $84 million is expected to be devoted to our legacy Southern California assets and approximately $4 million to onshore Monterey shale activities.

        The aggregate levels of capital expenditures in 2014, and the allocation of those expenditures, are dependent on a variety of factors, including changes in commodity prices, permitting matters, the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital expenditures and the allocation of those expenditures may vary materially from our estimates. The following summarizes certain significant aspects of our 2013 capital spending program and the current outlook for 2014.

Southern California—Exploitation and Development

        In 2013, Venoco drilled three wells in the South Ellwood field. Two of these wells were drilled near the successful 3242-12 RD1 well (which was drilled in 2012) to further develop and optimize production from the eastern section of our lease. These wells were completed and on production by July 2013. Performance from this group of wells subsequently suggested that they were in hydrocarbon communication; therefore, incremental production was less than anticipated. The third well drilled in 2013 was the 3242-19 RD5, which discovered new proved reserves in the Coal Oil Point structure.

        Venoco entered 2013 producing just over 4,200 gross BOE/d from the South Ellwood field, and production peaked near the end of the first quarter at nearly 6,000 gross BOE/d; production averaged over 4,500 gross BOE/d in December 2013. During the planned shutdown which occurred in October 2013, Venoco focused its efforts on obtaining data that could assist in identifying interference issues and optimizing performance from the field. This analysis should be concluded early in the second quarter of 2014.

        The Coal Oil Point structure is located on the north east side of the South Ellwood field and contains a geologic structure that is separate from the main portion of the field. As noted above, we successfully completed a well drilled to a probable location in the Coal Oil Point structure in the second half of 2013. We plan to drill a development well there in 2014.

        In addition, during the third quarter of 2013, we replaced the existing de-rated power cable to Platform Holly. The new power cable will provide us with the ability to place additional wells on electric submersible pumps (in lieu of gas lift), which is expected to improve our recovery capabilities. One well was converted to electric submersible pump on Platform Holly in the first quarter of 2014.

        In the West Montalvo field, we have pursued an active workover, recompletion and return to production program that has resulted in significant production gains since we acquired the field in May 2007. Beginning in 2011, we began an active drilling program in the field and we continue to evaluate our drilling results and refine our development program for the coming years. During 2013, we spud four wells in the field and completed two. The field has not been fully delineated offshore or fully developed onshore. We plan to drill two proved undeveloped locations and two probable locations at the field in 2014. After wells in this field are drilled and completed, they must be allowed to produce without artificial lift until production diminishes to a low level, a process that may require several months. Production typically increases significantly once the well is placed on artificial lift. Of the two wells we completed in the field in 2013, one is currently on artificial lift. We will also perform a seismic shoot over the field in 2014, which should advance our understanding of the area for future drilling efforts.

        In the Sockeye field, we did not perform any significant development projects in 2013. In 2014, we plan to drill two development wells in the M-2 zone from Platform Gail and perform one recompletion. We currently produce from the Sockeye M-2 zone, and we plan to drill infill development wells in the M-2 because we believe it is an underdeveloped zone.

Southern California—Onshore Monterey Shale

        In 2006, we began actively leasing onshore acreage in Southern California targeting the Monterey shale. Our onshore Monterey shale acreage position currently totals approximately 47,000 gross and 34,000 net acres and is located primarily in three basins: Santa Maria, Salinas Valley and San Joaquin.

        Since 2010, we have pursued an active drilling program targeting the onshore Monterey shale formation. From that time through December 31, 2013, we have spud 29 wells and have set casing on 26 of those wells. To date, we have not seen material levels of production or reserves from the program and have, following the completion of the going private transaction, reduced our capital expenditures related to the project.

Trends Affecting our Results of Operations

        Oil and Natural Gas Prices.    Historically, prices received for our oil and natural gas production have been volatile and unpredictable, and that volatility is expected to continue. Changes in the market prices for oil directly impact many aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, carrying value of our properties, value of our proved reserves and borrowing capacity under Venoco's revolving credit facility, all of which depend in part upon those prices. The assets included in the Sacramento Basin asset sale included substantially all of our properties that produce predominately natural gas. We therefore expect to have minimal exposure to changes in natural gas prices for the foreseeable future.

        We employ a hedging strategy designed to reduce the variability in cash flows resulting from changes in commodity prices. As of March 31, 2014, we had hedge contract floors covering 6,700 barrels of oil per day for 2014. We have also secured hedge contracts for portions of our 2015 and 2016 production. See "Quantitative and Qualitative Disclosures About Market Risk—Commodity Derivative Transactions" for further details concerning our hedging activities.

        Our sales contracts are based on certain Southern California crude price indexes, which have in recent periods tracked more closely with Brent prices than with NYMEX WTI prices.

        Expected Production.    Our 2014 capital spending has been allocated approximately 95% to our legacy Southern California fields and 5% to our onshore Monterey shale program. We elected to move our annual maintenance shutdown at our South Ellwood field to the first quarter of 2014 to coincide with the maintenance shutdown of the third-party common carrier pipeline, which will result in lower first quarter production. However, with our continued focus on development of our oil producing Southern California assets, we expect production from those assets to increase for 2014 as a whole.

        Lease Operating Expenses.    Lease operating expenses ("LOE") of $22.44 per BOE for 2013 were higher than our full year 2012 results of $14.48 per BOE. We expect that our LOE per BOE will be generally consistent in 2014 relative to 2013.

        Property and Production Taxes.    Property and production taxes of $1.02 per BOE for 2013 were lower than our full year 2012 results of $1.53 per BOE. We expect our 2014 property and production taxes to be higher on a per BOE basis than they were in 2013. Our ad valorem tax expense is highly sensitive to drilling results and the estimated present value of future net cash flows from new wells, and may be volatile in the future.

        General and Administrative Expenses.    General and administrative expenses were $11.75 per BOE (excluding non-cash share-based compensation charges of $2.79 per BOE) for 2013 compared to $6.13 per BOE for the full year 2012 (excluding non-cash share-based compensation charges of $0.81 per BOE and costs of $1.76 per BOE related to the going private transaction and one-time Sacramento Basin exit and disposal costs). Excluding share-based compensation charges and certain one-time charges, we expect our 2014 G&A costs to be less than they were in 2013, and, on a per BOE basis, to decrease in 2014 compared to 2013 due to our higher expected production in 2014. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. We measure liability awards based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation costs for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date). As a result of these changes, our share-based compensation expense will likely fluctuate more than when these awards were equity based. DPC incurs only nominal general and administrative expenses.

        Depreciation, Depletion and Amortization (DD&A).    DD&A for 2013 was $14.09 per BOE compared to $13.68 per BOE for the full year 2012. We expect our 2014 DD&A to be similar on a per BOE basis compared to our 2013 results.

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

        Income Tax Provision (Benefit).    We incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2007 through 2013. These losses and expected future taxable losses were key considerations that led us to conclude that we should maintain a full valuation allowance against our net deferred tax assets at December 31, 2012 and December 31,

2013 since we could not conclude that it is more likely than not that the net deferred tax assets will be fully realized. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense or for state income taxes. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings; consistent and sustained pre-tax earnings; sustained or continued improvements in oil and natural gas commodity prices; meaningful incremental oil production and proved reserves from development efforts at our Southern California legacy properties; consistent, meaningful production and proved reserves from our onshore Monterey shale project; meaningful production and proved reserves from the CO2 project at the Hastings Complex; and taxable events resulting from one or more deleveraging transactions. We will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

Results of Operations

        The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated. No pro forma adjustments have been made for the acquisitions and divestitures of oil and natural gas properties, which will affect the comparability of the data below. The information set forth below is not necessarily indicative of future results. Except for the items identified below as being specific to consolidated Venoco or consolidated DPC, all information is shown for both companies.

	Years Ended December 31,
	2011	2012	2013
Production Volume(1):
Oil (MBbls)	2,441	2,940	3,180
Natural gas (MMcf)	23,923	20,430	1,724
MBOE(2)	6,428	6,345	3,467
Daily Average Production Volume:
Oil (Bbls/d)	6,688	8,033	8,712
Natural gas (Mcf/d)	65,542	55,820	4,723
BOE/d(2)	17,612	17,336	9,499
Oil Price per Bbl Produced (in dollars):
Realized price	$91.00	$97.28	$95.79
Realized commodity derivative gain (loss)	(2.48)	(10.32)	(7.66)

Net realized price	$88.52	$86.96	$88.13

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.02	$2.88	$4.06
Realized commodity derivative gain (loss)	1.03	0.25	—

Net realized price	$5.05	$3.13	$4.06

Expense per BOE:
Lease operating expenses	$14.64	$14.48	$22.44
Production and property taxes	$0.99	$1.53	$1.02
Transportation expenses	$1.45	$0.81	$0.05
Depletion, depreciation and amortization	$13.35	$13.68	$14.09
Venoco:
General and administrative expense, net(3)	$6.10	$8.70	$14.54
Interest expense	$9.51	$11.25	$18.78
Denver Parent Corporation:
General and administrative expense, net(3)	$6.10	$8.70	$14.61
Interest expense	$9.51	$11.67	$24.99

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

(3)
Net of amounts capitalized.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

        Oil and Natural Gas Sales.    Oil and natural gas sales decreased $37.0 million (11%) to $313.4 million in 2013 from $350.4 million in 2012. The decrease was due to lower natural gas production, partially offset by higher oil production, as described below.

        Oil sales increased by $14.9 million (5%) in 2013 to $306.4 million compared to $291.5 million in 2012. Oil production increased by 8%, with production of 3,180 MBbl in 2013 compared to 2,940 MBbl in 2012. The increase is primarily due to higher production at our South Ellwood field, resulting from successful drilling activity. Our average realized price for oil decreased $1.49 (2%) from $97.28 per Bbl in 2012 to $95.79 per Bbl in 2013.

        Natural gas sales decreased $51.9 million (88%) in 2013 to $7.0 million compared to $58.9 million in 2012. Natural gas production decreased by 18,706 MMcf (92%), with production of 1,724 MMcf in 2013 compared to 20,430 MMcf in 2012. The decrease is primarily due to the sale of Sacramento Basin assets. Our average realized price for natural gas increased $1.18 (41%) from $2.88 per Mcf for 2012 to $4.06 per Mcf for 2013.

        Other Revenues.    Other revenues decreased by $2.0 million (32%) to $4.1 million in 2013 from $6.1 million in 2012. During part of 2012 we received revenues related to sub-charter activity of the barge previously used to transport oil production from our South Ellwood field. Our contract related to the barge was terminated effective in mid-May 2012; therefore, we did not realize any sub-charter revenue in 2013.

        Lease Operating Expenses.    Lease operating expenses ("LOE") decreased by $14.1 million (15%) to $77.8 million in 2013 from $91.9 million in 2012. The decrease was primarily due to the sale of Sacramento Basin assets. Excluding the Sacramento Basin assets sold, LOE remained relatively consistent at $77.3 million in 2013 and $76.4 million in 2012. On a per unit basis, LOE increased by $7.96 per BOE from $14.48 in 2012 to $22.44 in 2013. Excluding Sacramento Basin assets sold, on a per unit basis, LOE decreased by $2.07 per BOE from $24.85 in 2012 to $22.95 in 2013.

        Production and Property Taxes.    Production and property taxes decreased $6.2 million (64%) to $3.5 million in 2013 from $9.7 million in 2012. The decrease is primarily the result of revised estimates for supplemental property taxes at our South Ellwood and West Montalvo fields. On a per BOE basis, property and production taxes decreased $0.51 per BOE to $1.02 per BOE in 2013 from $1.53 per BOE in 2012.

        Transportation Expenses.    Transportation expenses decreased $5.0 million (96%) to $0.2 million in 2013 from $5.2 million in 2012. The decrease was due to elimination, in mid-May 2012, of the South Ellwood barge operation, which was replaced by an onshore pipeline.

        Depletion, Depreciation and Amortization (DD&A).    DD&A expense decreased $38.0 million (44%) to $48.8 million in 2013 from $86.8 million in 2012. The decrease was primarily due to the sale of the Sacramento Basin assets. Excluding the Sacramento Basin assets sold, DD&A remained relatively constant at $45.5 million in 2013 compared to $45.9 million in 2012. DD&A expense on a per unit basis increased $0.41 per BOE to $14.09 per BOE for 2013 compared to $13.68 per BOE for 2012.

        Accretion of Abandonment Liability.    Accretion expense decreased $3.3 million (57%) to $2.5 million in 2013 compared to $5.8 million in 2012. The decrease is primarily the result of the Sacramento Basin asset sale.

        General and Administrative (G&A).    The following table summarizes the components of Venoco's general and administrative expense incurred during the periods indicated (in thousands):

	Years Ended December 31,
	2012	2013
General and administrative costs	$57,310	$48,157
Share-based compensation costs	14,199	25,206
Going-private related costs	9,997	—
Sacramento Basin asset sale exit and disposal costs	1,200	—
General and administrative costs capitalized	(27,520)	(22,960)

General and administrative expense	$55,186	$50,403

        Venoco G&A expenses decreased $4.8 million (9%) to $50.4 million in 2013 compared to $55.2 million in 2012. The decrease is primarily due to lower employee related G&A costs in 2013 due to the Sacramento Basin asset sale, offset by higher legal fees and higher share-based compensation expense of $19.3 million (net of amount capitalized) charged to G&A in 2013 compared to $10.0 million (net of amount capitalized) in 2012. In connection with the going private transaction, our equity based awards were converted into cash settlement (or liability) awards. As a result of these changes, we expect that our share-based compensation expense will likely fluctuate more than when these awards were equity based. Excluding the effect of the non-cash share-based compensation expense and going private related costs, G&A expense increased to $11.75 per BOE in 2013 from $6.13 per BOE in 2012.

        DPC incurred nominal G&A expenses in 2013 of $0.3 million.

        Interest Expense, Net.    For Venoco, interest expense decreased $6.3 million (9%) to $65.1 million in 2013 compared to $71.4 million in 2012. The decrease was primarily the result of the repayment of the second lien term loan and 11.50% senior notes, partially offset by higher interest expense resulting from the additional revolver borrowings incurred to repay the second lien term loan. For DPC, interest expense increased $12.6 million (17%) to $86.6 million in 2013 compared to $74.1 million in 2012. The incremental increase of $21.5 million from Venoco's total interest was due to interest on DPC's 12.25% / 13.00% senior PIK toggle notes and, prior to their redemption, DPC's senior secured notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs increased $0.9 million (34%) to $3.7 million in 2013 compared to $2.8 million in 2012. For DPC, amortization of deferred loan costs increased $1.8 million (59%) to $4.8 million in 2013 compared to $3.0 million in 2012. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Loss on Extinguishment of Debt.    For Venoco, the loss on extinguishment of debt of $38.5 million in 2013 resulted from a write-off of unamortized deferred loan costs, unamortized original issue discount and a premium paid for early repayment of Venoco's second lien term loan and 11.50% senior notes. For DPC, loss on extinguishment of debt was $58.5 million in 2013, which includes Venoco's $38.5 million loss on extinguishment of debt and an incremental $20.0 million loss on extinguishment of debt due to a write-off of unamortized deferred loan costs and a premium paid for early repayment of DPC's secured notes in August.

        Commodity Derivative (Gains) Losses, Net.    The following table sets forth the components of commodity derivative (gains) losses, net in our consolidated statements of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2013
Realized commodity derivative (gains) losses	$(26,989)	$28,128
Amortization of commodity derivative premiums	12,424	4,002
Unrealized commodity derivative (gains) losses for changes in fair value	87,514	(19,523)

Commodity derivative (gains) losses	$72,949	$12,607

        Realized commodity derivative gains or losses represent the difference between the strike prices in the contracts settled during the period and the ultimate settlement prices. The realized commodity derivative losses in 2013 reflect the settlement of contracts at prices above the relevant strike prices. In 2013 we unwound all outstanding natural gas derivative contracts at a cost of $3.8 million as a result of the Sacramento Basin asset sale, and unwound all of our oil basis swaps at a cost of $5.7 million, realizing total losses of $9.5 million. Additionally, we unwound certain oil and natural gas contracts in 2012 and realized a gain of $52.2 million which is reflected in realized commodity derivative (gains) losses. We recognized derivative premium amortization expense of $7.6 million related to the contracts that were unwound during 2012. There was no premium associated with the contracts that were unwound in 2013. Unrealized commodity derivative (gains) losses represent the change in the fair value of our open derivative contracts from period to period. Derivative premiums are amortized over the term of the underlying derivative contracts.

        Income Tax Provision (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for 2013 or 2012. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    For Venoco, net income for 2013 was $14.3 million compared to the net loss of $46.6 million for 2012. For DPC, the net loss for 2013 was $28.4 million compared to the net loss of $49.5 million for 2012. The changes between periods is the result of the items discussed above.

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

        G&A expense increased $16.0 million (41%) to $55.2 million in 2012 compared to $39.2 million in 2011. The overall increase in G&A costs was primarily due to higher share-based compensation expense of $10.0 million (net of amount capitalized) charged to G&A in 2012 compared to $5.7 million (net of amount capitalized) in 2011, going-private related costs of $10.0 million in 2012 compared to $1.6 million in 2011 and exit and disposal costs of $1.2 million related to the Sacramento Basin asset sale. We incurred additional share-based compensation expense in the fourth quarter of 2012 as a result of converting our share-based payment plans from the equity method to the liability method in connection with the completion of the going private transaction. Excluding the effect of the non-cash share-based compensation expense and going private-related costs, G&A expense increased to $6.13 per BOE in 2012 from $4.96 per BOE in 2011.

        Interest Expense, Net.    For Venoco, interest expense increased $10.3 million (17%) to $71.4 million in 2012 from $61.1 million in 2011. The increase was primarily the result of the refinancing of Venoco's prior second lien term loan in February 2011 with the issuance of its 8.875% senior notes and the issuance of the $315 million second lien term loan in connection with the going private transaction. The increase is also due to a higher outstanding debt balance related to Venoco's revolving credit facility during 2012 compared to 2011. For DPC, interest expense increased $13.0 million (21%) to $74.1 million in 2012 compared to $61.1 million in 2011. The incremental increase of $2.7 million from Venoco's total interest was due to interest on DPC's senior secured notes.

        Amortization of Deferred Loan Costs.    For Venoco, amortization of deferred loan costs was $2.8 million in 2012 compared to $2.3 million in 2011. For DPC, amortization of deferred loan costs increased $0.7 million (30%) to $3.0 million in 2012 compared to $2.3 million in 2011. The costs incurred relate to our loan agreements and are amortized over the estimated lives of the agreements.

        Interest Rate Derivative (Gains) Losses, Net.    In conjunction with the retirement of Venoco's second lien term loan in February 2011, we settled our outstanding interest rate swap contracts for $38.1 million. The result of settlement of the contracts and other activity in 2011 was an unrealized interest rate derivative gain of $40.1 million and a realized interest rate derivative loss of $41.1 million. No comparable transaction occurred in 2012.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $1.5 million in 2012 compared to $1.4 million in 2011. The loss in 2012 resulted from a write-off of unamortized deferred loan costs on the revolving credit facility due to a reduction in the borrowing base. The loss in 2011 resulted from the repayment of Venoco's second lien term loan then in place. The loss related primarily to the write off of unamortized deferred financing costs associated with that second lien term loan.

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

        Income Tax Provision (Benefit).    Due to our valuation allowance, there was no income tax expense (benefit) recorded for 2012 or 2011. As long as we continue to conclude that we have a need for a full valuation allowance against our net deferred tax assets, we likely will not have any income tax expense or benefit other than for federal alternative minimum tax expense, a release of a portion of the valuation allowance for net operating loss carryback claims, or for state income taxes.

        Net Income (Loss).    For Venoco, the net loss for 2012 was $46.6 million compared to net income of $62.3 million for 2011. For DPC, the net loss for 2012 was $49.5 million compared to net income of $62.3 million for 2011. The change between years is the result of the items discussed above.

Liquidity and Capital Resources

        Venoco's primary sources of liquidity are cash generated from our operations and amounts available under its revolving credit facility. DPC's primary sources of liquidity are distributions from Venoco and the issuance of debt securities.

Cash Flows

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
	(in thousands)			(in thousands)
Cash provided by operating activities	$125,496	$163,807	$89,517	$125,496	$161,137	$84,834
Cash provided by (used in) investing activities	(246,481)	(56,630)	(3,453)	(246,481)	(56,630)	(3,453)
Cash provided by (used in) financing activities	124,126	(61,524)	(139,054)	124,126	(58,354)	(118,363)

        Net cash provided by operating activities for Venoco was $89.5 million in 2013 compared with $163.8 million in 2012 and $125.5 million in 2011. The decrease in 2013 relative to 2012 resulted primarily from decreased cash flows from lower production as a result of the Sacramento Basin asset sale and cash outflows of $28.1 million for realized commodity derivative losses. The increase in 2012 relative to 2011 was primarily due to the realized gain of $52.2 million from the early settlement of oil and natural gas derivative contracts, higher realized oil prices and higher oil production, partially offset by lower natural gas prices and lower natural gas production.

        Net cash provided by operating activities for DPC was $84.8 million in 2013 compared with $161.1 million in 2012 and $125.5 million in 2011. The difference in the amounts between Venoco and DPC relates to additional DPC interest expense.

        Net cash used in investing activities for Venoco and DPC was $3.5 million in 2013 compared to $56.6 million in 2012 and $246.5 million in 2011. The primary investing activities in 2013 were $102.0 million in capital expenditures on oil properties related to our capital expenditure program, partially offset by net sales proceeds of $101.1 million received as a result of the Sacramento Basin asset sale. The primary investing activities in 2012 were $223.8 million in capital expenditures on oil and natural gas properties related to our capital expenditure program, partially offset by net sales proceeds of $171.6 million received as a result of the Sacramento Basin and Santa Clara Avenue field asset sales. The primary investing activities in 2011 were $244.6 million in capital expenditures on oil and natural gas properties related to our capital expenditure program.

        Net cash used in financing activities for Venoco was $139.1 million in 2013 compared to $61.5 million in 2012 and net cash provided by financing activities of $124.1 million in 2011. Venoco's primary financing activities in 2013 were (i) repayment of $315 million on Venoco's second lien term loan with a combination of Sacramento Basin asset sale proceeds of $208 million and borrowings on its revolving credit facility of $107 million, (ii) repayment of its 11.50% senior notes funded by a capital contribution from DPC to Venoco of $158 million, (iii) net additional borrowings of $98 million on its revolving credit facility, (iv) prepayment premiums of $20.4 million incurred for the repayment of the second lien term loan and the 11.50% senior notes, and (v) a dividend of $15.8 million paid to DPC for payment of interest expense by DPC. Venoco's primary financing activities in 2012 were (i) net proceeds of $308.7 million, net of the $6.3 million original issue discount, from entering into its second lien term loan, (ii) net repayments of $43.0 million on its revolving credit facility, and (iii) the repurchase of common shares for $308.3 million in the going private transaction. The primary financing activities in 2011 were a common stock offering from which Venoco received proceeds of $82.2 million and an offering of Venoco's 8.875% senior notes from which it received proceeds of $490.3 million. In conjunction with these transactions, we repaid (i) the outstanding principal of $455.3 million related to Venoco's second lien term loan then in place and (ii) the outstanding balance of $45.0 million on its revolving credit facility. Additionally, subsequent to the completion of those transactions in 2011, Venoco incurred net borrowings on its revolving credit facility of $43.0 million.

        Net cash used in financing activities for DPC was $118.4 million in 2013 compared to $58.4 million in 2012 and net cash provided by financing activities of $124.1 million in 2011. DPC's incremental financing activities compared to Venoco's financing activities for 2013 were the repayment of DPC's secured notes for $81.7 million, including $16.7 million of redemption premium, and new borrowings under the DPC 12.25% / 13.00% senior PIK toggle notes of $248.2 million.

Capital Resources and Requirements

        We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties. Our 2014 exploration, exploitation and development capital expenditures budget is currently $88 million. We expect to fund these expenditures with cash flow from operations. Although we may borrow funds under Venoco's revolving credit facility from time to time, for the year as a whole we expect that our cash flow from operations will exceed our capital expenditures. In addition, we have significant flexibility to reduce capital expenditures if warranted by business conditions or limits on our capital resources. We are also pursuing various deleveraging transactions and are considering others. Deleveraging transactions may include the formation of a master limited partnership, debt refinancings, asset sales, joint ventures or other transactions. Venoco has submitted to the SEC a draft registration statement relating to a master limited partnership that would own a portion of its producing properties in Southern California. There can be no assurance that any offering of master limited partnership securities or other deleveraging transaction can be completed on the terms we expect or at all.

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

        In addition, Venoco is subject to various legal and contractual limitations on its ability to pay dividends or otherwise make distributions to DPC, and DPC will be able to pay interest on its 12.25% / 13.00% senior PIK toggle notes in cash only if it receives cash dividends or distributions from

Venoco. The principal contractual limits on Venoco's ability to pay dividends or make distributions to DPC are the covenants regarding restricted payments in the indenture governing Venoco's 8.875% senior notes and the agreement governing its revolving credit facility. As of December 31, 2013, Venoco would have been permitted to pay aggregate cash dividends to DPC of approximately $183 million under the indenture governing the 8.875% senior notes, without violating the restricted payment covenant in the indenture. This amount is only an estimate and the actual amount payable by Venoco from time to time pursuant to the indenture, if any, may be substantially different. Under the current terms of the revolving credit agreement, Venoco is permitted to pay dividends in certain circumstances up to a maximum amount of $35 million in a four-quarter period on a rolling basis. The amount of dividends permitted under Venoco's debt agreements will vary over time, in part due to factors such as our operating performance, commodity prices and general economic factors, many of which are outside of our control, and they may vary further as a result of amendments to the agreements that we enter into or the terms of new agreements. Therefore, we cannot assure you that DPC will be able to pay interest on the notes in cash. In September 2013, Venoco paid a dividend of $15.8 million to DPC; DPC used these funds to make the first interest payment on its notes in February 2014. In February 2014, Venoco paid a dividend of $3.9 million to DPC; DPC will use these funds to make the cash portion of the second interest payment on its notes in August 2014.

        The following is a summary of the terms of our significant debt agreements as of December 31, 2013, consisting of Venoco's revolving credit facility, Venoco's 8.875% senior notes and DPC's 12.25% / 13.00% senior PIK toggle notes.

        Revolving Credit Facility.    In October 2012, Venoco entered into a fifth amended and restated credit agreement governing its revolving credit facility, which has a maturity date of March 31, 2016. The agreement contains customary representations, warranties, events of default, indemnities and covenants, including covenants that restrict Venoco's ability to incur indebtedness and require it to maintain specified ratios of current assets to current liabilities, debt to EBITDA and interest coverage. The agreement also limits the amount of exploratory capital spending we can incur on our onshore Monterey program if Venoco's debt to EBITDA ratio exceeds 3.75 to 1.00. The minimum ratio of current assets to current liabilities (as those terms are defined in the agreement) is 1.00 to 1.00 and the minimum interest coverage ratio (as defined in the agreement) is 1.75 to 1.00. The agreement also requires that Venoco's ratio of secured debt (as defined) to EBITDA not exceed 2.00 to 1.00 if the ratio of total debt to EBITDA exceeds 3.75 to 1.00. In April 2014, Venoco entered into an amendment to the revolving credit agreement pursuant to which, among other things, the maximum ratio of debt to EBITDA was changed to 5.25 to 1.00 through March 31, 2014, 5.50 to 1.00 through June 30, 2014, 5.25 to 1.00 through September 30, 2014, and 4.75 to 1.00 through December 31, 2014, stepping down by ..25 per quarter to 4.00 to 1.00 by June 30, 2015. In addition, the amendment increased the borrowing base under the facility from $270 million to $280 million. As a result of the additional debt incurred in connection with the going private transaction and the associated financial covenants that become more restrictive over time, we believe that it will be important to monitor the debt to EBITDA ratio requirement, especially if our EBITDA is less than we expect due to drilling results that are less favorable than anticipated, lower realized commodity prices, operational problems or other factors, or if our borrowing needs are greater than we expect. See also Note 1 to the accompanying financial statements. The agreement requires us to reduce amounts outstanding under the facility with the proceeds of certain transactions or events, including sales of assets, in certain circumstances. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis.

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

        The revolving credit facility has a total capacity of $500.0 million, but is limited by the lesser of commitments from participating lenders and the borrowing base, both of which are currently $280 million. The borrowing base is subject to redetermination twice each year, and may be redetermined at other times at our request or at the request of the lenders. Lending commitments under the facility have been allocated at various percentages to a syndicate of eleven banks. Certain of the institutions included in the syndicate have received support from governmental agencies in connection with events in the credit markets. A failure of any members of the syndicate to fund under the facility, or a reduction in the borrowing base, would adversely affect our liquidity. As of March 31, 2014, we had $247.0 million outstanding under the facility at an average interest rate of 3.9% and $17.4 million in available borrowing capacity, net of the outstanding balance and $3.6 million of outstanding letters of credit.

        Venoco 8.875% Senior Notes.    In February 2011, Venoco issued $500 million in 8.875% senior unsecured notes due in February 2019 at par. Concurrently with the sale of the 8.875% senior notes, Venoco repaid in full the outstanding principal balance of $455.3 million on its second lien term loan then in place. The 8.875% senior notes pay interest semi-annually in arrears on February 15 and August 15 of each year. Venoco may redeem the notes prior to February 15, 2015 at a "make whole premium" defined in the indenture. Beginning February 15, 2015, Venoco may redeem the notes at a redemption price of 104.438% of the principal amount and declining to 100% by February 15, 2017. The 8.875% senior notes are senior unsecured obligations and contain operational covenants that, among other things, limit Venoco's ability to make investments, incur additional indebtedness or create liens on its assets.

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. For each interest period thereafter (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). The August 2014 interest payment will be 25% cash and 75% PIK interest. Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things, limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

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

Commitments and Contingencies

        As of December 31, 2013, the aggregate amounts of contractually obligated payment commitments for the next five years were as follows (in thousands):

	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 years	Total(1)
Venoco long-term debt(2)	$—	$205,000	$—	$500,000	$705,000
Venoco interest on senior notes	44,375	88,750	88,750	49,846	271,721
Venoco office, property and equipment leases	1,943	4,437	4,966	11,350	22,696

Venoco Total	46,318	298,187	93,716	561,196	999,417

DPC long-term debt	$—	$—	$267,431	$—	$267,431
DPC interest on 12.25%/13.00% PIK toggle notes(3)	32,760	65,520	54,600	—	152,880

DPC Total	32,760	65,520	322,031	—	420,311

Total	$79,078	$363,707	$415,747	$561,196	$1,419,728

(1)
Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations. Our total asset retirement obligations were $38.2 million at December 31, 2013.

(2)
Amounts related to interest expense on our revolving credit facility is not included in the table above because the interest rate is variable. See "Capital Resources and Requirements" for a discussion of the terms related to the revolving credit facility. During the years ended December 31, 2011, 2012 and 2013, we incurred interest expense on the revolving credit facility of $0.5 million, $1.8 million and $6.1 million, respectively.

(3)
Amounts related to interest expense on our DPC 12.25%/13.00% PIK Toggle notes were calculated in the above table at the 12.25% interest rate. Interest expense at the 13.00% interest rate would be $34.8 million in less than one year, $69.5 million in one to three years, $57.9 million in three to five years and zero, thereafter.

Off-Balance Sheet Arrangements

        At December 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Adjusted Consolidated Net Tangible Assets

        As of December 31, 2013, DPC's "Adjusted Consolidated Net Tangible Assets," as that term is defined in the indenture governing its 12.25% / 13.00% senior PIK toggle notes, was $1.4 billion. Adjusted Consolidated Net Tangible Assets is a non-GAAP financial measure generally defined as the discounted estimated future net revenues from reserves before income taxes (PV-10), adjusted to reflect commodity hedging obligations and for other minor items. See "—PV-10" for a reconciliation of PV-10 to standardized measure of discounted net cash flows.

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

Reserve Estimates

        Our estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as in the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, and timing for when reversionary interests achieve payout, all of which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on the likelihood of recovery and estimates of the future net cash flows expected from them may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value and the rate of depletion of the oil and natural gas properties. For example, oil and natural gas price changes affect the estimated economic lives of oil and natural gas properties and therefore cause reserve revisions. Our December 31, 2013 estimate of net proved oil and natural gas reserves totaled 53.1 MMBOE. Had oil and natural gas prices been 10% lower as of the date of the estimate, our total oil and natural gas reserves would have been approximately 0.4% lower. In addition, our proved reserves are concentrated in a relatively small number of wells. At December 31, 2013, 65% of our proved reserves were concentrated in our 20 largest wells. As a result, any changes in proved reserves attributable to such individual wells could have a significant effect on our total reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Oil and Natural Gas Properties, Depletion and Full Cost Ceiling Test

        We follow the full cost method of accounting for oil and natural gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition of, exploration for and exploitation and development of oil and natural gas reserves are capitalized. Such capitalized costs include costs associated with lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and natural gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. Proceeds from the disposition of oil and natural gas properties are generally accounted for as a reduction in capitalized costs, with no gain or loss recognized. Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and capitalized asset retirement costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves on a quarterly basis. The capitalized costs are amortized over the life of the reserves associated with the assets, with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our depletion expense per unit. For example, a 10% reduction in our estimated reserves as of December 31, 2013 would have resulted in an increase of approximately $1.63 per BOE in our average 2013 depletion expense rate. Costs associated with production and general corporate activities are expensed in the period incurred. Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. We will continue to evaluate these properties and costs will be transferred into the amortization base as undeveloped areas are tested. Unproved oil and natural gas properties are not amortized, but are assessed, at least annually, for impairment either individually or on an aggregated basis to determine whether we are still actively pursuing the project and whether the project has been proven, either to have economic quantities of reserves or that economic quantities of reserves do not exist.

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

        Although we did not have ceiling test write downs during 2011, 2012 or 2013, we could be required to recognize impairments of oil and gas properties in future periods if, among other things, market prices of oil and natural gas decline.

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

Derivative Instruments

        We reflect the fair market value of our derivative instruments on our balance sheet. Our estimates of fair value are determined by obtaining independent market quotes, as well as utilizing a valuation model that is based upon underlying forward price curve data, risk-free interest rates, credit adjusted discount rates and estimated volatility factors. Changes in commodity prices will result in substantially similar changes in the fair value of our commodity derivative agreements, and in substantially similar changes in the fair value of our commodity collars to the extent the changes are outside the floor or cap of our collars. We do not apply hedge accounting to any of our derivative contracts, therefore we recognize mark-to-market gains and losses in earnings currently.

Share-Based Compensation

        For equity based awards, we measure share-based compensation at the estimated grant date fair value of an award and recognize its compensation cost over the requisite service period (usually the vesting period). We estimate forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. We then adjust compensation expense based on the actual number of awards for which the requisite service period is rendered. We do not consider a market condition to be a vesting condition with respect to compensation expense. Therefore, we do not deem an award to be forfeited solely because a market condition is not satisfied.

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

        Our share-based compensation liability includes a liability for restricted share unit awards (RSUs), rights to receive (RTRs), employee stock ownership plan units (ESOP) and stock appreciation rights (SARs). The fair value of DPC common stock is a significant input for determining the share-based compensation amounts and the liability amounts for cash settled awards. DPC is a privately held entity for which there is no available market price or principal market for DPC common shares. There are inputs for determining the fair market value of this instrument that are unobservable. We utilize various valuation methods for determining the fair market value of DPC shares including a net asset value approach, a comparable company approach, a discounted cash flow approach and a transaction approach. Our estimate of the value of DPC shares is highly dependent on commodity prices, cost assumptions, discount rates, oil and natural gas proved reserves, overall market conditions and the identification of companies and transactions that are comparable to our operations and reserve characteristics. While some inputs to our calculation of fair value of the DPC shares are from published sources, others, such as the discount rate and the expected future cash flows, are derived from our own calculations and estimates. There are numerous inputs and significant judgments that are utilized in determining the fair value of DPC common stock. Significant changes in the unobservable inputs, summarized above, could result in a significantly different fair value estimate.

        We estimate the fair value of each SAR using the Black-Scholes valuation model. The fair market value of DPC common shares is a significant input into the Black-Scholes valuation model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the price of the underlying stock. DPC shares have characteristics significantly different from those of traded shares, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is our opinion that the valuations afforded by existing models are different from the value that the shares would realize if traded in the market.

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

	December 31,
	2011(1)	2012(2)	2013(3)
Standardized measure of discounted future net cash flows	$1,364,146	$1,157,452	$1,153,717
Add: Present value of future income tax discounted at 10%	442,355	352,281	304,185

PV-10	$1,806,501	$1,509,733	$1,457,902

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

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

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        This section provides information about derivative financial instruments we use to manage commodity price volatility. Due to the historical volatility of crude oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability in cash flows resulting from changes in commodity prices. Currently, we purchase puts and enter into other derivative transactions such as collars and fixed price swaps in order to hedge our exposure to changes in commodity prices. All contracts are settled with cash and do not require the delivery of a physical quantity to satisfy settlement. While this hedging strategy may result in us having lower cash flows than we would have if we were unhedged in times of higher oil and natural gas prices, management believes that reducing volatility associated with commodity prices is beneficial. We may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of our existing positions. We may use the proceeds from such transactions to secure additional contracts for periods in which we believe there is additional unmitigated commodity price risk or for other corporate purposes.

        This section also provides information about our interest rate risk. See "—Interest Rate Risk."

Commodity Derivative Transactions

        As of December 31, 2013, we had entered into various swap, collar and option agreements related to our oil and natural gas production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to our properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between the agreement price and the actual ICE Brent (oil) price.

	Oil (BRENT)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1, 2014 - December 31, 2015:
Collars	3,675	$90.00/$98.59

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

Portfolio of Derivative Transactions

        Our portfolio of commodity derivative transactions as of December 31, 2013 is summarized below:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Key Bank	Brent	225	$90.00/$97.00	Jan 1, 14 - Dec 31, 14
Collar	Key Bank	Brent	200	$90.00/$93.75	Jan 1, 14 - Dec 31, 14
Put	Citibank N.A.	Brent	575	$90.00	Jan 1, 14 - Dec 31, 14
Swap	Bank of America	Brent	1,000	$106.00	Jan 1, 14 - Dec 31, 14
Swap	Bank of Nova Scotia	Brent	500	$109.00	Jan 1, 14 - Dec 31, 14
Collar	Credit Suisse	Brent	1,000	$90.00/$98.00	Jan 1, 14 - Dec 31, 15
Collar	Bank of America	Brent	1,000	$90.00/$101.25	Jan 1, 14 - Dec 31, 15
Collar	Bank of Nova Scotia	Brent	1,675	$90.00/$98.15	Jan 1, 14 - Dec 31, 15

        Subsequent to December 31, 2013, we entered into the following commodity derivative contracts.

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	460	$90.00/$108.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	460	$100.40	Jan 1, 15 - Dec 31, 15
Collar	ABN AMRO Bank	Brent	1,715	$90.00/$101.75	Jan 1, 16 - Dec 31, 16
Swap	Bank of Nova Scotia	Brent	1,715	$96.00	Jan 1, 16 - Dec 31, 16

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Nova Scotia	NYMEX	2,000	$4.35/$5.01	Mar 1 - Dec 31, 14

        We enter into derivative contracts, primarily collars, swaps and option contracts, in an effort to mitigate the risk of market price fluctuations. The objective of our hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. Our hedging activities seek to mitigate our exposure to price declines and allow us more flexibility to continue to execute our capital expenditure plan even if market prices decline. Our collar and swap contracts, however, prevent us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. We do not enter into hedge positions for amounts greater than our expected production levels; however, if actual production is less than the amount we have hedged and the price of oil or natural gas exceeds a fixed price in a hedge contract, we will be required to make payments against which there are no offsetting sales of production. This could impact our liquidity and our ability to fund future capital expenditures. If we were unable to satisfy such a payment obligation, that default could result in a cross-default under Venoco's revolving credit agreement.

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

        We have elected not to apply cash flow hedge accounting to any of our derivative transactions and we therefore recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges.

        All derivative instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of derivatives are recorded in commodity derivative (gains) losses on the consolidated statement of operations. As of December 31, 2013, the fair value of our commodity derivatives was a net liability of $23.7 million.

Interest Rate Risk

        We are subject to interest rate risk with respect to amounts borrowed from time to time under Venoco's revolving credit facility because those amounts bear interest at variable rates. The interest rates associated with the Venoco and DPC senior notes are fixed for the term of the notes. A 1.0% increase in interest rates would have resulted in additional annualized interest expense of $2.1 million on our variable rate borrowings of $205 million as of December 31, 2013.

        See notes to our consolidated financial statements for a discussion of our long-term debt as of December 31, 2013.

ITEM 8.    Financial Statements and Supplementary Data

        See "Index to Financial Statements" on page F-1 of this report.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        Attached as exhibits to this report are certifications of the CEO and CFO of Venoco and DPC required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at Venoco and DPC as of December 31, 2013. This evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO of each company. Based on this evaluation, each company's CEO and CFO have concluded that, as of December 31, 2013, each company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by it in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that the Venoco and DPC disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

        Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Venoco to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of our management, including Venoco's CEO and CFO, we assessed its internal control over financial reporting as of December 31, 2013, the end of its fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that Venoco's internal control over financial reporting was effective as of December 31, 2013.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15.    Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1.

Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of January 16, 2012, by and among Venoco, Inc., Denver Parent Corporation, Denver Merger Sub Corporation, and Timothy M. Marquez (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 17, 2012), as amended by that certain Agreement Regarding Extension of Financing Date, dated as of June 12, 2012, and certain Agreements Regarding Further Extension of Financing Date, dated as of July 19, August 31, and September 13, 2012, respectively (incorporated by reference to Exhibit 2.1 to the Current Reports on Form 8-K of Venoco, Inc. filed on June 13, July 20, September 4, and September 14, 2012, respectively).
3.1	Restated Certificate of Incorporation of Venoco, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on November 17, 2005).
3.2	Amended and Restated Bylaws of Venoco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Venoco, Inc. filed on September 5, 2008).
3.3	Certificate of Incorporation of Denver Parent Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).
3.4	Bylaws of Denver Parent Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).
4.1
Indenture, dated as of February 15, 2011, by and among Venoco, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Venoco, Inc. filed on February 16, 2011).
4.2
Indenture, dated as of August 15, 2013, by and between Denver Parent Corporation and U.S. Bank National Association, as Trustee, relating to the 12.25% / 13.00% Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).
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

Exhibit Number	Exhibit
10.1.1	Amendment and Waiver to Credit Agreement, dated as of November 20, 2012, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as arranger, The Bank of Nova Scotia, as syndication agent, KeyBank National Association, as documentation agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Venoco, Inc. filed on March 29, 2013).
10.1.2
Second Amendment and Joinder to Credit Agreement, dated as of March 28, 2013, by and among Venoco, Inc., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., as arranger, The Bank of Nova Scotia, as syndication agent, KeyBank National Association, as documentation agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on March 29, 2013).
10.1.3
Third Amendment to Credit Agreement, dated as of August 20, 2013, by and among Venoco, Inc., Citibank, N.A., as administrative agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors (incorporated by reference to the Current Report on Form 8-K of Venoco, Inc. filed on August 22, 2013).
10.1.4
Fourth Amendment to Credit Agreement, dated as of April 9, 2014, by and among Venoco, Inc., Citibank, N.A. as administrative agent, the lenders party thereto, and certain subsidiaries of Venoco, Inc. party thereto as guarantors.
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
10.3
Purchase and Sale Agreement, by and between Venoco, Inc. and Vintage Production California LLC, dated as of December 21, 2012 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).
10.4
Registration Rights Agreement, by and among Denver Parent Corporation and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of certain initial purchasers, dated as of August 15, 2013 (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).
10.5	Venoco, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Venoco, Inc. filed on March 31, 2005).
10.5.1
Amendment No. 1 to the Venoco, Inc. 2000 Stock Incentive Plan, dated as of November 17, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Venoco, Inc. filed on November 20, 2008).

Exhibit Number	Exhibit
10.6	Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on May 12, 2006).
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
10.6.5
2010 Form of Notice of Stock Award Pursuant to the Venoco, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7.6 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 25, 2010).
10.7	Venoco, Inc. Revised 2007 Long-Term Incentive Program (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 5, 2011).
10.8	Venoco, Inc. 2007 Senior Executive Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 12, 2008).
10.9	Venoco, Inc. 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).
10.9.1
Form of Stock Appreciation Rights Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).
10.9.2
Form of Restricted Unit Award Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).
10.9.3	Form of Executive RSU Award Agreement Pursuant to the 2012 Stock-Based Cash Incentive Plan.
10.10
Employment Agreement, dated as of March 1, 2005, by and between Venoco, Inc. and Timothy Marquez (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Venoco, Inc. filed on May 16, 2005).
10.11
Employment Agreement, dated as of April 29, 2013, by and between Venoco, Inc. and Terry Anderson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on May 2, 2013).

Exhibit Number	Exhibit
10.12	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on July 12, 2006).
10.13
Employment Agreement, dated as of March 19, 2007, by and between Venoco, Inc. and Timothy A. Ficker (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 2, 2007).
10.14
Employment Agreement, dated January 16, 2012, by and between Ed O'Donnell and Venoco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on January 18, 2012).
10.15
Employment Agreement, dated January 15, 2012, by and between Mark DePuy and Venoco, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).
10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Venoco, Inc. filed on October 31, 2005).
10.17	Venoco, Inc. 2012 Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Venoco, Inc. filed on April 15, 2013).
10.18
Form of Payment Agreement, effective as of January 31, 2013, by and between Venoco, Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2013).
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
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of Denver Parent Corporation filed on October 7, 2013).
31.1	Certification of the Chief Executive Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Venoco, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer of Denver Parent Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Venoco, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Denver Parent Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
99.1	Report of DeGolyer & MacNaughton Regarding the Registrant's Reserves as of December 31, 2013 and Addendum thereto.
99.2
Non-Exclusive Aircraft Sublease Agreement, dated as of July 1, 2011, by and between Venoco, Inc. and TimBer, LLC (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K of Venoco, Inc. filed on February 16, 2012).
101
The following financial information from the annual report on Form 10-K of Venoco, Inc. and Denver Parent Corporation for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENOCO, INC.
By:	/s/ EDWARD J. O'DONNELL
Name:	Edward J. O'Donnell
Title:	Chief Executive Officer
Date:	April 9, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. O'DONNELL Edward J. O'Donnell	Chief Executive Officer (Principal Executive Officer)	April 9, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer)	April 9, 2014
/s/ DOUGLAS J. GRIGGS Douglas J. Griggs	Chief Accounting Officer (Principal Accounting Officer)	April 9, 2014
/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Director	April 9, 2014
/s/ JOEL L. REED Joel L. Reed	Director	April 9, 2014
/s/ RICHARD S. WALKER Richard S. Walker	Director	April 9, 2014

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENVER PARENT CORPORATION
By:	/s/ TIMOTHY M. MARQUEZ
Name:	Timothy M. Marquez
Title:	Chief Executive Officer
Date:	April 9, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. MARQUEZ Timothy M. Marquez	Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2014
/s/ TIMOTHY A. FICKER Timothy A. Ficker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 9, 2014

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Denver Parent Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Denver Parent Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denver Parent Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 9, 2014

 REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Venoco, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Venoco, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Venoco, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
April 9, 2014

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Venoco, Inc.		Denver Parent Corporation
	December 31,		December 31,
	2012	2013	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,818	$828	$54,318	$17,336
Accounts receivable	108,356	23,737	108,356	23,780
Inventories	5,101	5,166	5,101	5,166
Other current assets	4,448	4,587	4,519	4,595
Commodity derivatives	153	340	153	340

Total current assets	171,876	34,658	172,447	51,217

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties, full cost method of accounting
Proved	1,927,259	1,991,644	1,927,259	1,991,644
Unproved	16,165	12,939	16,165	12,939
Accumulated depletion	(1,311,898)	(1,357,927)	(1,311,898)	(1,357,927)

Net oil and gas properties	631,526	646,656	631,526	646,656
Other property and equipment, net of accumulated depreciation and amortization of $15,176 and $14,859 at December 31, 2012 and December 2013, respectively	17,076	15,973	17,076	15,973

Net property, plant and equipment	648,602	662,629	648,602	662,629

OTHER ASSETS:
Deferred loan costs	21,569	11,742	24,820	17,046
Other	4,034	5,827	4,034	5,827

Total other assets	25,603	17,569	28,854	22,873

TOTAL ASSETS	$846,081	$714,856	$849,903	$736,719

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$104,494	$—	$104,494	$—
Accounts payable and accrued liabilities	57,315	32,966	57,315	33,017
Interest payable	27,862	17,408	27,862	29,133
Commodity and interest derivatives	20,607	13,464	20,607	13,464
Share-based compensation	10,424	20,723	10,424	20,723

Total current liabilities	220,702	84,561	220,702	96,337

LONG-TERM DEBT	849,190	705,000	909,190	953,501
COMMODITY AND INTEREST DERIVATIVES	20,287	10,601	20,287	10,601
ASSET RETIREMENT OBLIGATIONS	41,119	35,982	41,119	35,982
SHARE-BASED COMPENSATION	10,441	16,721	10,441	16,721

Total liabilities	1,141,739	852,865	1,201,739	1,113,142

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value (200,000,000 shares authorized for Venoco and DPC; 29,936,378 Venoco shares issued and outstanding at December 31, 2012 and 2013; 29,936,378 and 30,150,933 DPC shares issued and outstanding at December 31, 2012 and 2013)	299	299	299	301
Additional paid-in capital	124,358	283,488	68,421	72,272
Retained earnings (accumulated deficit)	(420,315)	(421,796)	(420,556)	(448,996)

Total stockholders' equity	(295,658)	(138,009)	(351,836)	(376,423)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,081	$714,856	$849,903	$736,719

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
REVENUES:
Oil and natural gas sales	$323,423	$350,426	$313,373	$323,423	$350,426	$313,373
Other	5,355	6,090	4,129	5,355	6,090	4,129

Total revenues	328,778	356,516	317,502	328,778	356,516	317,502

EXPENSES:
Lease operating expense	94,100	91,888	77,786	94,100	91,888	77,786
Production and property taxes	6,376	9,688	3,521	6,376	9,688	3,521
Transportation expense	9,348	5,169	181	9,348	5,169	181
Depletion, depreciation and amortization	85,817	86,780	48,840	85,817	86,780	48,840
Accretion of asset retirement obligations	6,423	5,768	2,477	6,423	5,768	2,477
General and administrative, net of amounts capitalized	39,186	55,186	50,403	39,186	55,186	50,664

Total expenses	241,250	254,479	183,208	241,250	254,479	183,469

Income (loss) from operations	87,528	102,037	134,294	87,528	102,037	134,033
FINANCING COSTS AND OTHER:
Interest expense, net	61,113	71,399	65,114	61,113	74,069	86,640
Amortization of deferred loan costs	2,310	2,756	3,705	2,310	2,997	4,754
Interest rate derivative losses (gains), net	1,083	—	—	1,083	—	—
Loss on extinguishment of debt	1,357	1,520	38,549	1,357	1,520	58,472
Commodity derivative losses (gains), net	(40,649)	72,949	12,607	(40,649)	72,949	12,607

Total financing costs and other	25,214	148,624	119,975	25,214	151,535	162,473

Income (loss) before income taxes	62,314	(46,587)	14,319	62,314	(49,498)	(28,440)
INCOME TAX PROVISION (BENEFIT)	—	—	—	—	—	—

Net income (loss)	$62,314	$(46,587)	14,319	$62,314	$(49,498)	$(28,440)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

VENOCO, INC. AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—
Share-based compensation	—	—	10,800	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	62,314	62,314

BALANCE AT DECEMBER 31, 2011	61,596	616	443,470	(371,058)	73,028
Issuance of restricted shares, net of cancellations	(155)	(2)	2	—	—
Share-based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Shares purchased in connection with going private transaction	(29,187)	(292)	(310,615)	—	(310,907)
Cancellation of unvested restricted shares in connection with going private transaction	(2,331)	(23)	23	—	—
Going private transaction share repurchase costs	—	—	(1,366)	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)	—	(1,972)
Share-based modification adjustment in connection with going private transaction	—	—	(11,837)	—	(11,837)
Dividend paid to Denver Parent Corporation	—	—	—	(2,670)	(2,670)
Net income (loss)	—	—	—	(46,587)	(46,587)

BALANCE AT DECEMBER 31, 2012	29,936	299	124,358	(420,315)	(295,658)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
DPC capital contribution to Venoco	—	—	158,385	—	158,385
Dividend to DPC	—	—	—	(15,800)	(15,800)
Net income (loss)	—	—	—	14,319	14,319

BALANCE AT DECEMBER 31, 2013	29,936	$299	$283,488	$(421,796)	$(138,009)

See notes to consolidated financial statements.

DENVER PARENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

DENVER PARENT CORPORATION AND SUBSIDIARIES

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE AT DECEMBER 31, 2010	56,242	$562	$348,573	$(433,372)	$(84,237)
Issuance of stock for cash upon exercise of options	186	2	1,654	—	1,656
Issuance of restricted shares, net of cancellations	542	5	(5)	—	—
Share-based compensation	—	—	10,800	—	10,800
Issuance of common stock pursuant to Employee Stock Purchase Plan	26	1	323	—	324
Issuance of stock, net of underwriters discounts	4,600	46	82,754	—	82,800
Stock issuance costs	—	—	(629)	—	(629)
Net income (loss)	—	—	—	62,314	62,314

BALANCE AT DECEMBER 31, 2011	61,596	616	443,470	(371,058)	73,028
Issuance of restricted shares, net of cancellations	(155)	(2)	2	—	—
Share-based compensation	—	—	6,520	—	6,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	13	—	133	—	133
Shares purchased in connection with going private transaction	(29,187)	(292)	(364,552)	—	(364,844)
Cancellation of unvested restricted shares in connection with going private transaction	(2,331)	(23)	23	—	—
Going private transaction share repurchase costs	—	—	(1,366)	—	(1,366)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	—	(1,972)	—	(1,972)
Share-based modification adjustment in connection with going private transaction	—	—	(11,837)	—	(11,837)
Legal formation costs	—	—	(2,000)	—	(2,000)
Net income (loss)	—	—	—	(49,498)	(49,498)

BALANCE AT DECEMBER 31, 2012	29,936	299	68,421	(420,556)	(351,836)
Going private transaction share repurchase costs	—	—	(9)	—	(9)
Excess of share-based compensation expense recognized over payments made	—	—	754	—	754
Capital contribution	—	—	3,108	—	3,108
Issuance of ESOP	215	2	(2)	—	—
Net income (loss)	—	—	—	(28,440)	(28,440)

BALANCE AT DECEMBER 31, 2013	30,151	$301	$72,272	$(448,996)	$(376,423)

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,314	$(46,587)	$14,319	$62,314	$(49,498)	$(28,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	85,817	86,780	48,840	85,817	86,780	48,840
Accretion of asset retirement obligations	6,423	5,768	2,477	6,423	5,768	2,477
Share-based compensation	6,747	4,245	754	6,747	4,245	754
Interest paid-in-kind	—	—	—	—	—	5,005
Amortization of deferred loan costs	2,310	2,756	3,705	2,310	2,997	4,754
Loss on extinguishment of debt	1,357	1,520	38,549	1,357	1,520	58,472
Amortization of bond discounts and other	677	1,026	698	677	1,026	1,074
Unrealized interest rate swap derivative (gains) losses	(40,064)	—	—	(40,064)	—	—
Unrealized commodity derivative (gains) losses and amortization of premiums	(9,993)	99,938	(15,521)	(9,993)	99,938	(15,521)
Changes in operating assets and liabilities:
Accounts receivable	(415)	(5,522)	11,802	(415)	(5,522)	11,759
Inventories	(1,182)	2,310	(65)	(1,182)	2,310	(65)
Other current assets	112	(210)	(318)	112	(210)	(328)
Income tax receivable	931	—	—	931	—	—
Other assets	(517)	(974)	(1,793)	(517)	(974)	(1,793)
Accounts payable and accrued liabilities	18,178	14,714	(29,014)	18,178	14,714	(17,238)
Share-based compensation liabilities	—	9,028	16,579	—	9,028	16,579
Net premiums paid on derivative contracts	(7,199)	(10,985)	(1,495)	(7,199)	(10,985)	(1,495)

Net cash provided by operating activities	125,496	163,807	89,517	125,496	161,137	84,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(244,557)	(223,836)	(101,995)	(244,557)	(223,836)	(101,995)
Acquisitions of oil and natural gas properties	(253)	(179)	(45)	(253)	(179)	(45)
Expenditures for other property and equipment	(1,671)	(4,218)	(2,490)	(1,671)	(4,218)	(2,490)
Proceeds from sale of oil and natural gas properties	—	171,603	101,077	—	171,603	101,077

Net cash (used in) investing activities	(246,481)	(56,630)	(3,453)	(246,481)	(56,630)	(3,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	588,000	609,700	456,900	588,000	669,700	705,025
Principal payments on long-term debt	(535,311)	(344,000)	(716,900)	(535,311)	(344,000)	(781,905)
Payments for deferred loan costs	(12,669)	(10,442)	(1,260)	(12,669)	(14,005)	(7,491)
Premium for early retirement of debt	—	—	(20,370)	—	—	(37,091)
Proceeds from issuance of common stock	82,800	—	—	82,800	—	—
Stock issuance costs	(629)	—	—	(629)	—	—
Proceeds from stock incentive plans and other	1,935	133	—	1,935	133	—
Shares purchased in connection with going private transaction	—	(310,907)	—	—	(364,844)	—
Going private share repurchase costs	—	(1,366)	(9)	—	(1,366)	(9)
Payout of vested restricted shares and in-the-money stock options after going private transaction	—	(1,972)	—	—	(1,972)	—
Legal formation costs	—	—	—	—	(2,000)	—
Dividend to Denver Parent Corporation	—	(2,670)	(15,800)	—	—	—
Denver Parent Corporation capital contribution	—	—	158,385	—	—	3,108

Net cash provided by (used in) financing activities	124,126	(61,524)	(139,054)	124,126	(58,354)	(118,363)

Net (decrease) increase in cash and cash equivalents	3,141	45,653	(52,990)	3,141	46,153	(36,982)
Cash and cash equivalents, beginning of period	5,024	8,165	53,818	5,024	8,165	54,318

Cash and cash equivalents, end of period	$8,165	$53,818	$828	$8,165	$54,318	$17,336

Supplemental Disclosure of Cash Flow Information—
Cash paid for interest	$44,130	$64,366	$74,880	$44,130	$67,036	$79,300
Cash paid (received) for income taxes	$(931)	$—	$—	$(931)	$—	$—
Supplemental Disclosure of Noncash Activities—
(Decrease) increase in accrued capital expenditures	$5,840	$(6,214)	$(5,789)	$5,840	$(6,214)	$(5,789)
Write off of deferred loan costs related to refinancing of notes	$1,312	$1,495	$7,561	$1,312	$1,495	$10,763
Excess of share-based compensation expense recognized over payments made	$—	$—	$754	$—	$—	$754

See notes to consolidated financial statements.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Operations    Denver Parent Corporation, a Delaware corporation ("DPC"), was formed in January 2012 for the purpose of acquiring all of the outstanding common stock of Venoco, Inc., a Delaware corporation ("Venoco"), in a transaction referred to as the "going private transaction". The going private transaction was completed in October 2012. DPC has no operations and no material assets other than 100% of the common stock of Venoco. Venoco is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties offshore and onshore in California.

        Basis of Presentation    In 2011, Venoco's board of directors received a proposal from its then-chairman and chief executive officer, Timothy Marquez, to acquire all of the outstanding shares of common stock of Venoco of which he was not the beneficial owner for $12.50 per share in cash. On October 3, 2012, Mr. Marquez and certain of his affiliates, including DPC, completed the going private transaction and acquired all of the outstanding stock of Venoco. As a result, Venoco's common stock is no longer publicly traded and Venoco is a wholly owned subsidiary of DPC. DPC is majority-owned and controlled by Mr. Marquez and his affiliates.

        Because Venoco and DPC are entities under the common control of Mr. Marquez and his affiliates, the DPC financial statements presented include the historical cost-basis consolidated financial statements of Venoco and subsidiaries for 2011 and the consolidated financial statements of Venoco and subsidiaries as consolidated with DPC for 2012 and 2013. DPC was formed in 2012 and, therefore, had no activity in 2011. The consolidated financial statements for Venoco and its consolidated subsidiaries are presented on a separate, stand-alone company basis. DPC has engaged in no transactions other than the going private transaction and certain debt transactions, and has incurred no expenses other than interest expenses, deferred loan costs and nominal general and administrative expenses. There are no intercompany sales or expenses between DPC and Venoco.

        This Annual Report on Form 10-K is a combined report being filed by DPC and Venoco. Unless otherwise indicated or the context otherwise requires, (i) references to "DPC" refer only to DPC, (ii) references to the "Company," "we," "our" and "us" refer, for periods following the going private transaction, to DPC and its subsidiaries, including Venoco and its subsidiaries, and for periods prior to the going private transaction, to Venoco and its subsidiaries and (iii) references to "Venoco" refer to Venoco and its subsidiaries. Each registrant included herein is filing on its own behalf all of the information contained in this report that pertains to such registrant. When appropriate, disclosures specific to DPC and Venoco are identified as such. Each registrant included herein is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information. Where the information provided is substantially the same for both companies, such information has been combined. Where information is not substantially the same for both companies, we have provided separate information. In addition, separate financial statements for each company are included in this report.

        Liquidity    The Company was in compliance with all debt covenants at December 31, 2013. However, the additional indebtedness that the Company incurred in connection with the going private transaction and the associated financial covenants in Venoco's revolving credit facility, which become more restrictive over time, has increased debt-related risks. These include risks that the Company may

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

default on its obligations under its debt agreements, that its ability to replace reserves and maintain its production may be adversely affected by capital constraints and the financial covenants under its debt agreements and that the Company may be more vulnerable to adverse changes in commodity prices and other operational risks and economic conditions. Venoco recently amended its revolving credit facility to include more favorable financial covenant requirements in future periods. However, we currently project that the margin by which Venoco will be in compliance with certain covenants, particularly the debt-to-EBITDA covenant in its revolving credit agreement, will narrow after June 30, 2014. Due to various operational risks and commodity pricing risks, there can be no assurances that Venoco will remain in compliance with this covenant or other covenants in its debt agreements. If we are unable to comply with the covenants in our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable and the lenders under the revolving credit facility could elect to terminate their commitments and cease making further loans.

        Principles of Consolidation    The consolidated financial statements for DPC include the accounts of DPC and its subsidiaries, all of which are wholly owned. The consolidated financial statements for Venoco include the accounts of Venoco and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates    In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in ceiling tests of oil and natural gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity derivative instruments; (8) accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions for matters that may require recognition or disclosure in these financial statements.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under-deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over- and under- deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at December 31, 2012 and 2013.

        Other revenues primarily include pipeline revenues, barge sub-charter revenues (prior to May 2012) and other miscellaneous revenues.

        Cash and Cash Equivalents    Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less.

        Accounts Receivable    The components of accounts receivable include the following (in thousands):

	December 31,
	2012	2013
Venoco:
Oil and natural gas sales related	$32,763	$23,498
Joint interest billings related	1,140	362
Sacramento Basin asset sale proceeds	72,817	—
Other	1,736	(23)
Allowance for doubtful accounts	(100)	(100)

Venoco total accounts receivable, net	$108,356	$23,737

DPC:
Other	—	43

DPC total accounts receivable, net	$108,356	$23,780

        The Company's accounts receivable result primarily from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are dispersed among various customers and purchasers and most of the Company's significant purchasers are large companies with solid credit ratings. If customers are considered a credit risk, letters of credit are the primary security obtained to support the extension of credit. For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues. As of December 31, 2013, 96% of the oil and natural gas sales related accounts receivable balance was receivable from the Company's two major customers.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides the percentage of revenue derived from oil and natural gas sales to customers who comprise 10% or more of the Company's annual revenue (the customers in each year are not necessarily the same from year to year):

	Years Ended December 31,
	2011	2012	2013
Customer A	66%	55%	60%
Customer B	18%	25%	36%
Customer C	—	13%	—

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

        Depletion of the capitalized costs of oil and natural gas properties, including estimated future development and abandonment costs, is provided for using the equivalent unit-of-production method based upon estimates of proved oil and natural gas reserves. Depletion expense for the years ended December 31, 2011, 2012 and 2013 was $81.6 million, $82.6 million and $46.0 million, respectively.

        Unproved property costs not subject to amortization consist primarily of leasehold and seismic costs related to unproved areas. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. The Company will continue to evaluate these properties and costs which will be transferred into the amortization base as the undeveloped areas are tested. The Company transferred $10.4 million and $4.0 million of unproved costs into the amortization base in 2011 and 2013, respectively, due to impairment, development of acreage or placement of assets into service. The Company transferred $44.6 million of unproved costs out of the amortization base in 2012 due to the sale of Sacramento Basin and San Joaquin properties. No interest costs were capitalized in 2011, 2012 or 2013 because the Company did not have any unusually significant investments in unproved properties that qualify for interest capitalization.

        In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are subject to a ceiling based upon the related estimated future net revenues, discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. The Company did not record an impairment of oil and natural gas properties in 2011, 2012

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or 2013; however, the Company could be required to recognize impairments of oil and natural gas properties in future periods if, among other things, market prices of oil and natural gas decline.

        General and Administrative Expenses    Under the full cost method of accounting, the Company capitalizes a portion of general and administrative expenses that are directly identified with exploration, exploitation and development activities. These capitalized costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. The Company capitalized general and administrative costs of $27.0 million, $27.5 million and $23.0 million directly related to its exploration, exploitation and development activities during 2011, 2012 and 2013, respectively.

        Other Property and Equipment    Other property and equipment, which includes buildings, drilling equipment, leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended December 31, 2011, 2012 and 2013 was $4.2 million, $4.2 million and $2.8 million, respectively.

        Derivative Financial Instruments    The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. All of the Company's derivative counterparties are commercial banks that are parties to Venoco's revolving credit facility. The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Share-Based Compensation    Share-based compensation for equity awards is measured at the estimated grant date fair value of the awards and is recognized over the requisite service period (usually the vesting period). The Company estimates forfeitures in calculating the cost related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. Compensation expense is then adjusted based on the actual number of awards for which the requisite service period is rendered. A market condition is not considered to be a vesting condition with respect to compensation expense. Therefore, an award is not deemed to be forfeited solely because a market condition is not satisfied.

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

        Consolidated Statements of Comprehensive Income (Loss)    No statement is presented because the Company had no comprehensive income or loss activity during the years ended December 31, 2011, 2012, or 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2. SALES OF PROPERTIES

        Sale of Sacramento Basin and San Joaquin Valley Assets.    On December 31, 2012, the Company completed the sale of certain properties in the Sacramento Basin and San Joaquin Valley areas of California to an unrelated third party pursuant to a purchase and sale agreement executed on December 21, 2012. The total purchase price for the properties was $250 million, subject to certain closing adjustments, of which $100.6 million was placed into escrow pending the receipt of consents to assign and the expiration or waiver of preferential purchase rights relating to certain of the properties. After all closing adjustments in 2012 and 2013, the net purchase price was $249.7 million. All of the $100.6 million placed into escrow was released to the Company as of June 30, 2013. The Company applied proceeds from the sale to pay down $214.7 million of the principal balance outstanding on Venoco's second lien term loan facility and to pay $6.4 million in prepayment penalties. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

        Sale of Santa Clara Avenue.    In May 2012, the Company sold its interests in the Santa Clara Avenue field in Southern California for $23.4 million (after closing adjustments). The Company applied $20 million of the proceeds to pay down the existing balance on Venoco's revolving credit facility. No gain or loss was recognized on the sale as the Company recorded the net proceeds as a reduction to the capitalized costs of its oil and natural gas properties.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT

        As of the dates indicated, the Company's long-term debt consisted of the following (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Venoco Revolving credit agreement due March 2016	$—	$205,000	$—	$205,000
Venoco Second lien term loan due June 2017 (face value $315,000)	308,960	—	308,960	—
Venoco 11.50% senior notes due October 2017 (face value $150,000)	144,724	—	144,724	—
Venoco 8.875% senior notes due February 2019 (face value $500,000)	500,000	500,000	500,000	500,000
DPC Secured notes due October 2015	—	—	60,000	—
DPC 12.25% / 13.00% senior PIK toggle notes due 2018 (face value $255,000)	—	—	—	248,501

Total long-term debt	953,684	705,000	1,013,684	953,501
Less: current portion of long-term debt	(104,494)	—	(104,494)	—

Long-term debt, net of current portion	$849,190	$705,000	$909,190	$953,501

        The following summarizes the terms of the agreements governing the Company's debt outstanding as of December 31, 2013.

        Venoco Revolving Credit Facility.    Venoco is party to a fifth amended and restated credit agreement which governs its revolving credit facility. The credit facility has a maximum size of $500 million and a maturity date of March 31, 2016. The borrowing base, which is subject to redetermination twice each year, and may be redetermined at other times at Venoco's request or at the request of the lenders, is currently $280 million. The credit facility is secured by a first priority lien on substantially all of Venoco's oil and natural gas properties and other assets, including the equity interests in all of its subsidiaries, and is unconditionally guaranteed by each of those subsidiaries other than Ellwood Pipeline, Inc. The collateral also secures Venoco's obligations to hedging counterparties that are also lenders, or affiliates of lenders, under the facility. Loans made under the revolving credit facility are designated, at our option, as either "Base Rate Loans" or "LIBO Rate Loans." Loans designated as Base Rate Loans under the facility bear interest at a floating rate equal to (i) the greater of (x) the administrative agent's announced prime rate, (y) the federal funds rate plus 0.50% and (z) the one-month LIBOR plus 1.0%, plus (ii) an applicable margin ranging from 1.25% to 2.00%, based on utilization. Loans designated as LIBO Rate Loans under the facility bear interest at (i) LIBOR plus (ii) an applicable margin ranging from 2.25% to 3.00%, based upon utilization. The applicable margin for both Base Rate Loans and LIBO Rate Loans will be increased by 0.50% in the event that Venoco's debt to adjusted EBITDA ratio exceeds 3.75 to 1.00 on the last day of each of the two fiscal quarters most recently ended. A commitment fee of 0.50% per annum is payable with respect to unused borrowing availability under the facility. The agreement governing the facility contains customary representations, warranties, events of default, indemnities and covenants, including operational

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

covenants that restrict Venoco's ability to incur indebtedness and financial covenants that require Venoco to maintain specified ratios of current assets to current liabilities, debt to EBITDA, secured debt to EBITDA and interest coverage. The agreement also restricts the amount of exploratory capital expenditures Venoco can incur related to the onshore Monterey when the debt to EBITDA ratio exceeds 3.75 to 1.00.

        The borrowing base under the revolving credit facility has been allocated at various percentages to a syndicate of banks. As of March 31, 2014, Venoco had $247.0 million outstanding on the facility and had available borrowing capacity of $17.4 million under the facility, net of the outstanding balance and $3.6 million in outstanding letters of credit.

        The revolving credit facility generally permits Venoco, subject to certain conditions, to pay cash dividends to DPC up to a maximum amount of $35 million in a four-quarter period on a rolling basis. In September 2013, Venoco paid a cash dividend of $15.8 million to DPC. In April 2014, the Company entered into an amendment to the revolving credit agreement pursuant to which, among other things, certain financial covenants were changed and the borrowing base under the facility increased from $270 million to $280 million.

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

        DPC 12.25% / 13.00% Senior PIK Toggle Notes.    In August 2013, DPC issued $255 million principal amount of 12.25% / 13.00% senior PIK toggle notes due 2018 at 97.304% of par. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2014. The initial interest payment on the notes was required to be paid in cash. DPC is a holding company that owns no material assets other than stock of Venoco; accordingly, it will be able to pay cash interest on its notes only to the extent that it receives cash dividends or distributions from Venoco. For each interest period after the initial interest period (other than for the final interest period ending at the stated maturity, which will be paid in cash), DPC will, in certain circumstances, be permitted to pay interest on the notes by increasing the principal amount of the notes or issuing new notes (collectively, "PIK interest"). Cash interest on the notes accrues at the rate of 12.25% per annum. PIK interest on the notes accrues at the rate of 13.00% per annum until the next payment of cash interest. The notes are not currently guaranteed by any of DPC's subsidiaries. DPC may redeem the notes, in whole or in part, at any time prior to August 15, 2015, at a "make-whole" redemption price described in the indenture. DPC may also redeem all or any part of the notes on and after August 15, 2015 at a redemption price of 106.125% of the principal amount and declining to 100% by August 15, 2017. The notes are senior unsecured obligations and contain operational covenants that, among other things,

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

limit our ability to make investments, incur additional indebtedness, issue preferred stock, pay dividends, repurchase stock, create liens or sell assets.

        The following summarizes the terms of the agreements governing the Company's debt that (i) was outstanding as of December 31, 2012 but (ii) all of which had been repaid as of December 31, 2013.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

3. LONG-TERM DEBT (Continued)

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

        The Company was in compliance with all debt covenants at December 31, 2013.

        Scheduled annual maturities of long-term debt outstanding as of December 31, 2013 were as follows (in thousands):

Year Ending December 31 (in thousands):	Venoco, Inc.	Denver Parent Corporation
2014	$—	$—
2015	—	—
2016	205,000	205,000
2017	—	—
2018	—	255,000
Thereafter	500,000	500,000

	$705,000	$960,000

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

        Commodity Derivative Agreements.    The Company utilizes swap and collar agreements and option contracts in an effort to hedge the effect of commodity price changes on its cash flows. The objective of the Company's hedging activities and the use of derivative financial instruments is to achieve more predictable cash flows. While the use of these derivative instruments limits the downside risk of adverse price movements, they also may limit future cash flows from favorable price movements. The Company may, from time to time, opportunistically restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts or realize the current value of the Company's existing positions. The Company may use the proceeds from such transactions to secure additional contracts for periods in which the Company believes it has additional unmitigated commodity price risk or for other corporate purposes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

        The Company has paid premiums related to certain of its outstanding derivative contracts. These premiums are amortized into commodity derivative (gains) losses over the period for which the contracts are effective. At December 31, 2013, the balance of unamortized net derivative premiums paid was $8.5 million, of which $4.8 million and $3.7 million will be amortized in 2014 and 2015, respectively.

        The components of commodity derivative losses (gains) in the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Realized commodity derivative losses (gains)	$(30,656)	$(26,989)	$28,128
Amortization of commodity derivative premiums	10,058	12,424	4,002
Unrealized commodity derivative losses (gains) for changes in fair value	(20,051)	87,514	(19,523)

Commodity derivative losses (gains), net	$(40,649)	$72,949	$12,607

        In 2013, in connection with the sale of the Company's Sacramento Basin natural gas properties, the Company unwound all natural gas derivative contracts, as well as all natural gas basis swaps, and incurred a realized loss of $3.8 million. Also in 2013, the Company unwound all of its oil basis swaps, incurring a realized loss of $5.7 million. The total amount paid to unwind derivative contracts in 2013 was $9.5 million. The Company unwound certain of its then existing oil and natural gas derivative contracts during 2011 and 2012, and realized gains of $14.0 million and $52.2 million, respectively.

        As of December 31, 2013, the Company had entered into certain swap, collar and put agreements related to its oil production. The aggregate economic effects of those agreements are summarized below. Location and quality differentials attributable to the Company's properties are not included in the following prices. The agreements provide for monthly settlement based on the differential between

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the agreement price and the price per the applicable index, Inter-Continental Exchange Brent ("Brent").

	Oil (Brent)
	Barrels/day	Weighted Avg. Prices per Bbl
January 1 - December 31, 2014:
Swaps	1,500	$107.00
Collars	4,100	$90.00/$98.59
Puts	575	$90.00
January 1 - December 31, 2015:
Collars	3,675	$90.00/$98.95

        Subsequent to December 31, 2013, the Company entered into the following commodity derivative contracts:

Oil

Type of Contract	Counterparty	Basis	Quantity (Bbl/d)	Strike Price ($/Bbl)	Term
Collar	Bank of Nova Scotia	Brent	460	$90.00/$108.40	Jan 1, 15 - Dec 31, 15
Swap	Bank of America	Brent	460	$100.40	Jan 1, 15 - Dec 31, 15
Collar	ABN AMRO Bank	Brent	1,715	$90.00/$101.75	Jan 1, 16 - Dec 31, 16
Swap	Bank of Nova Scotia	Brent	1,715	$96.00	Jan 1, 16 - Dec 31, 16

Natural Gas

Type of Contract	Counterparty	Basis	Quantity (MMBtu/d)	Strike Price ($/MMBtu)	Term
Collar	Bank of Nova Scotia	NYMEX	2,000	$4.35/$5.01	Mar 1 - Dec 31, 14

        Prior to their unwinding as discussed above, the Company had entered into certain oil basis swaps in order to fix the differential between the WTI crude price index and Brent. Historically, the two price indexes had demonstrated a close correlation with each other and with the Southern California indexes on which the Company sells a significant percentage of its oil. However, the Southern California indexes most relevant to the Company have in recent periods tracked more closely with Brent prices than with WTI.

        Interest Rate Swap.    The Company previously entered into interest rate swap transactions to lock in its interest cost on $500.0 million of variable rate borrowings. Under the swap arrangements, the Company paid a fixed interest rate of 3.840% and received a floating interest rate based on the one-month LIBO rate, with settlements made monthly. As a result of the interest rate swap agreement, $500 million of the Company's variable rate debt in 2011 effectively bore interest at a fixed rate of approximately 7.8%. The Company did not designate the interest rate swap as a hedge.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        In February 2011, the Company repaid the principal balance outstanding on the second lien term loan then in place from proceeds received from the issuance of the 8.875% senior notes, which reduced the Company's debt subject to variable rate interest to amounts outstanding from time to time under the revolving credit facility. As a result, the Company settled the interest rate swaps for $38.1 million in February 2011. The Company incurred $41.1 million of realized interest rate derivative losses and $40.0 million of unrealized gains in 2011.

        Fair Value of Derivative Instruments.    The estimated fair values of derivatives included in the consolidated balance sheets at December 31, 2012 and 2013 are summarized below. The net fair value of the Company's derivatives changed by $17.0 million from a net liability of $40.7 million at December 31, 2012 to a net liability of $23.7 million at December 31, 2013, primarily due to (i) the early settlement of natural gas derivative contracts and basis swaps in connection with the sale of our Sacramento Basin properties, (ii) changes in the futures prices for oil, which are used in the calculation of the fair value of commodity derivatives, (iii) settlement of commodity derivative positions during the current period and (iv) changes to the Company's commodity derivative portfolio in 2013. The Company does not offset asset and liability positions with the same counterparties within the financial statements; rather, all contracts are presented at their gross estimated fair value. As of the dates indicated, the Company's derivative assets and liabilities are presented below (in thousands). These balances represent the estimated fair value of the contracts. The Company has not designated any of its derivative contracts as cash-flow hedging instruments for accounting purposes. The main headings represent the balance sheet captions for the contracts presented (in thousands).

	December 31,
	2012	2013
Current Assets—Commodity derivatives:
Oil derivative contracts	$153	$340

Current Liabilities—Commodity derivatives:
Oil derivative contracts	(19,817)	(13,464)
Gas derivative contracts	(790)	—

	(20,607)	(13,464)

Commodity derivatives:
Oil derivative contracts	(17,482)	(10,601)
Gas derivative contracts	(2,805)	—

	(20,287)	(10,601)

Net derivative asset (liability)	$(40,741)	$(23,725)

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

        The following table summarizes the activities for the Company's asset retirement obligations for the years ended December 31, 2012 and 2013 (in thousands):

	2012	2013
Asset retirement obligations at beginning of period	$92,508	$43,319
Revisions of estimated liabilities	(1,562)	(363)
Liabilities incurred or acquired	1,060	300
Liabilities settled or disposed	(54,455)	(7,551)
Accretion expense	5,768	2,477

Asset retirement obligations at end of period	43,319	38,182
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,200)	(2,200)

Long-term asset retirement obligations	$41,119	$35,982

        Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%. The liabilities settled or disposed of $54.5 million for 2012 and $7.6 million for 2013 primarily relate to the Sacramento Basin asset sale.

6. CAPITAL STOCK

        The going private transaction was completed in October 2012. As a result of the transaction, Venoco's common stock is no longer publicly traded and Venoco is wholly owned by DPC, an entity controlled by Timothy Marquez and his affiliates. At closing, all then-outstanding shares of Venoco common stock, other than shares beneficially owned by Mr. Marquez, were converted into the right to receive cash of $12.50 per share pursuant to the terms of the merger agreement.

        During the third quarter of 2013, DPC issued 214,555 shares to its Employee Stock Ownership Plan ("ESOP"). As of December 31, 2013, there were 30,150,933 shares of common stock of DPC and 29,936,378 shares of common stock of Venoco outstanding.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS

        In connection with the going private transaction, all of the Company's equity awards, which consisted of restricted share awards and stock option awards, were converted into cash settlement awards as follows:

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

        The Company adopted an ESOP effective December 31, 2012 for eligible employees who are actively employed on the last day of the plan year. For each plan year, beginning in 2013, the Company will make discretionary contributions of restricted share units in DPC common stock to the ESOP based on a portion of the participant's eligible compensation, subject to certain Internal Revenue Code limitations. The number of ESOP restricted share units in DPC common stock granted to each

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

participant is based on the total amount of the discretionary contribution to the participant each year, divided by the fair market value of DPC common stock on the valuation date as determined by an independent appraiser. ESOP restricted share units generally vest over a four year period beginning with the participant's hire date or the date of the adoption of the ESOP, whichever is later. The value of participants' accounts is determined based on an appraisal, performed at least annually, of the fair market value of DPC common stock. Participants may begin making withdrawals from the vested portion of their accounts upon separation from the Company or upon reaching normal retirement age as determined by the Internal Revenue Code.

        The following summarizes the Company's stock option activity for the years ended December 31, 2011 and 2012:

	Years Ended December 31,
	2011		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, start of period	1,093,758	$13.07	846,055	$13.53
Granted	—	$—	—	$—
Exercised	(185,753)	$9.69	—	$—
Cancelled	(61,950)	$19.26	(846,055)	$13.53

Outstanding, end of period	846,055	$13.53	—	$—

Exercisable, end of period	846,055	$13.53	—	$—

        The following summarizes the Company's unvested restricted stock award activity for the years ended December 31, 2011 and 2012.

	Years Ended December 31,
	2011		2012
Non-vested restricted stock	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non-vested, start of period	2,603,250	$9.70	2,815,244	$11.35
Granted	793,831	$17.01	1,500	$8.22
Vested	(330,480)	$10.85	(329,499)	$11.62
Forfeited	(251,357)	$12.83	(365,408)	$11.02
Converted to Rights to Receive	—	$—	(2,121,837)	$11.36

Non-vested, end of period	2,815,244	$11.35	—	$—

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

        The following summarizes the Company's cash settlement awards granted during the year ended December 31, 2013:

					Share Appreciation Rights		Employee Stock Ownership Plan
			Restricted Share Units
	Rights to Receive
				Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value		Weighted Average Grant-Date Fair Value
	Units	Cash Value	Units		Units		Units
Outstanding, start of period	2,121,837	$12.50	991,415	$8.33	3,310,920	$3.21	—	$—
Granted	—	$—	189,300	$8.33	1,478,507	$2.69	214,552	$8.33
Vested or exercised	(785,130)	$12.50	(241,419)	$8.33	—	$—	—	$—
Cancelled and other	(95,443)	$12.50	(161,231)	$8.33	(443,833)	$3.75	(17,873)	$8.33

Outstanding, end of period	1,241,264		778,065		4,345,594		196,679

Exercisable, end of period					2,731,910
Aggregate intrinsic value of SARs exercisable					$—

        Additional information related to SARs outstanding at December 31, 2013 is as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
$8.33	572,100	9.0	$8.33	143,025	9.0	$8.33
$12.50	1,020,330	5.0	$12.50	1,017,705	—	$—
$12.51 - $20.00	2,753,164	5.7	$19.28	1,571,180	—	$—

	4,345,594	5.5	$13.82	2,731,910	9.0	$8.33

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

        The following assumptions were used to compute the grant date fair value of SARs at:

	December 31, 2012	December 31, 2013
Expected lives	1.0 - 6.5 years	0.5 - 6.0 years
Risk free interest rates	0.16% - 1.07%	0.10% - 2.10%
Estimated volatilities	45% - 60%	45% - 60%
Dividend yield	0.0%	0.0%

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

        The following table summarizes Company's share-based compensation liability at (in thousands):

	December 31, 2012	December 31, 2013
Share-based compensation liability at beginning of period	$—	$20,865
Total share-based compensation costs	9,029	27,708
Payouts	—	(11,130)
APIC adjustment	11,836	—

Share-based compensation liability at end of period	20,865	37,444
Less: current share-based compensation liability	(10,424)	(20,723)

Long-term share-based compensation liability	$10,441	$16,721

        The following summarizes the composition of the share-based compensation liability at (in thousands):

	December 31, 2012			December 31, 2013
	Current Liability	Long Term Liability	Total Liability	Current Liability	Long Term Liability	Total Liability
Rights to receive	$9,719	$8,055	$17,774	$16,516	$—	$16,516
Restricted share units	705	—	705	3,067	1,953	5,020
Share appreciation rights	—	2,386	2,386	1,140	14,144	15,284
ESOP	—	—	—	—	624	624

Total share-based compensation liability	$10,424	$10,441	$20,865	$20,723	$16,721	$37,444

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

7. SHARE-BASED PAYMENTS (Continued)

        The Company recognized total share-based compensation costs as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
General and administrative expense	$9,720	$14,199	$25,206
Oil and natural gas production expense	1,080	1,350	3,255

Total share-based compensation costs	10,800	15,549	28,461

Less: share-based compensation costs capitalized	(4,053)	(4,152)	(5,902)

Share-based compensation expensed	$6,747	$11,397	$22,559

        As of December 31, 2013, there was $15.3 million of total unrecognized compensation cost, which is expected to be recognized over a period of 3.0 years.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2013 (in thousands).

	Level 1	Level 2	Level 3	Fair Value as of December 31, 2013
Assets (Liabilities):
Commodity derivative contracts	$—	$340	$—	$340
Commodity derivative contracts	—	(24,065)	—	(24,065)
Share-based compensation	—	—	(20,928)	(20,928)

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table summarizes the changes in fair value of financial assets (liabilities) designated as Level 3 in the valuation hierarchy (in thousands):

	Years Ended December 31,
	2012	2013
Fair value liability, beginning of period	$—	$(3,091)
Transfers into Level 3(1)	(3,091)	(16,534)
Transfers out of Level 3(2)	—	3,397
Change in fair value of Level 3	—	(4,700)

Fair value liability, end of period	$(3,091)	$(20,928)

(1)
The transfers into Level 3 liability during 2012 and 2013 relate to RSU, SAR and ESOP grants made by the Company to officers, directors and certain employees, and requisite service period expense.

(2)
The transfers out of Level 3 liability during 2013 relate to cash settlements of RSU grants, and forfeitures of RSU, SAR and ESOP grants as a result of employee terminations.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

8. FAIR VALUE MEASUREMENTS (Continued)

tables below were derived from available market data. This disclosure does not impact our financial position, results of operations or cash flows (in thousands).

	December 31, 2012		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Venoco:
Revolving credit agreement	$—	$—	$205,000	$205,000
Second lien term loan	308,960	322,088	—	—
11.50% senior notes	144,724	155,625	—	—
8.875% senior notes	500,000	468,625	500,000	490,000
Denver Parent Corporation:
Secured notes	60,000	60,000	—	—
12.25% / 13.00% senior PIK toggle notes	—	—	248,501	244,773

9. INCOME TAXES

        The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Beginning with the 2012 calendar year, DPC files consolidated federal and state income tax returns including the operating results of Venoco. The income tax provisions for DPC and Venoco have been prepared on a separate return basis. DPC and Venoco did not have a current or deferred income tax provision in each of the years presented since each has a full valuation allowance against its net deferred tax assets in 2011, 2012 and 2013.

        As of December 31, 2013, DPC has net operating loss carryovers ("NOLs") as of December 31, 2013 of $502 million for federal income tax purposes and $462 million for financial reporting purposes, and Venoco has net operating loss carryovers as of December 31, 2013 of $457 million for federal income tax purposes and $417 million for financial reporting purposes. The difference between the federal income tax NOLs and the financial reporting NOLs of $40 million relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset taxable income through 2033.

        Venoco has incurred losses before income taxes in 2008, 2009, and 2012 as well as taxable losses in each of the tax years from 2008 through 2013. DPC has incurred losses before income taxes in 2008, 2009, 2012 and 2013 as well as taxable losses in each of the tax years from 2008 through 2013. These losses and expected future taxable losses were a key consideration that led Venoco and DPC to provide a full valuation allowance against its net deferred tax assets as of December 31, 2013, since it cannot conclude that it is more likely than not that its net deferred tax assets will be fully realized on future income tax returns.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

9. INCOME TAXES (Continued)

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

        A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 35% to the Company's income tax provision (benefit) is as follows (in thousands):

	Venoco, Inc.			Denver Parent Corporation
	Years Ended December 31,			Years Ended December 31,
	2011	2012	2013	2011	2012	2013
Income tax expense (benefit) at federal statutory rate	$21,810	$(16,305)	$5,012	$21,810	$(17,324)	$(9,954)
State income taxes	2,392	(1,787)	403	2,392	(1,898)	(801)
Going private transaction costs	—	2,195	—	—	2,195	—
Other	(1,200)	739	(378)	(1,200)	739	(435)
Valuation allowance	(23,002)	15,158	(5,037)	(23,002)	16,288	11,190

	$—	$—	$—	$—	$—	$—

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

9. INCOME TAXES (Continued)

        The components of deferred tax assets and (liabilities) are as follows (in thousands):

	Venoco, Inc.		Denver Parent Corporation
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Deferred income tax assets:
Net operating losses	$140,131	$162,126	$141,261	$179,483
Unrealized commodity derivative losses	20,033	12,120	20,033	12,120
Accrued liabilities	1,371	830	1,371	830
Share-based compensation	5,221	14,159	5,221	14,159
Charitable contributions	2,369	2,238	2,369	2,238
Other current assets	309	487	309	487
Asset retirement obligations	16,823	14,439	16,823	14,439
Alternative minimum tax credits	10,585	10,585	10,585	10,585
Valuation allowance	(129,537)	(124,501)	(130,667)	(141,858)

	67,305	92,483	67,305	92,483
Deferred income tax liabilities:
Oil and gas properties	(65,769)	(90,969)	(65,769)	(90,969)
Prepaid expenses	(1,337)	(1,227)	(1,337)	(1,227)
Investments	(199)	(287)	(199)	(287)

	(67,305)	(92,483)	(67,305)	(92,483)

Net deferred income tax assets (liabilities)	$—	$—	$—	$—

        The Company's federal income tax returns for the 2003 through 2008 tax years have been examined by the U.S. Internal Revenue Service ("IRS") with minimal disallowed deductions resulting from the examinations. As part of that process with the IRS, the Company carried back NOLs to tax years 2003 through 2005, which resulted in federal tax refunds of $8.6 million. The 2009 through 2012 tax years remain open to examination by the IRS.

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

10. RELATED PARTY TRANSACTIONS

        In 2006, the Company paid a dividend consisting of 100% of its membership interest in 6267 Carpinteria Avenue, LLC ("6267 Carpinteria") to its then sole stockholder, a trust controlled by

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

10. RELATED PARTY TRANSACTIONS (Continued)

Timothy Marquez, the Company's then-Chairman and CEO. 6267 Carpinteria owns the office building and related land used by the Company in Carpinteria, California. The Company made lease payments to 6267 Carpinteria under a lease for the office building entered into prior to the dividend. In March 2013, the building was sold to an independent third party, and the lease terms were modified at closing under similar terms through 2023. The Company made minimum lease payments of approximately $1.2 million, $1.2 million and $0.2 million to 6267 Carpinteria in 2011, 2012 and 2013, respectively.

        The Company has entered into a non-exclusive aircraft sublease agreement with TimBer, LLC, a company owned by Mr. Marquez and his wife. The Company incurred costs related to the agreement of $1.2 million, $0.7 million and $0.7 million in 2011, 2012 and 2013, respectively.

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

11. COMMITMENTS

        Leases—The Company has entered into lease agreements for office space, an office building, and a parcel of land adjacent to the Ellwood pier used for pier access. As of December 31, 2013, future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are $1.9 million in 2014, $2.2 million in 2015, $2.3 million in 2016, $2.3 million in 2017, $2.6 million in 2018 and $11.4 million thereafter. Net rent expense incurred for office space and the office building was $2.3 million, $2.3 million and $2.0 million in 2011, 2012 and 2013, respectively.

12. CONTINGENCIES

        In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business is subject.

        Beverly Hills Litigation—Between June 2003 and April 2005, six lawsuits were filed against Venoco, certain other energy companies, the City of Beverly Hills (the "City") and the Beverly Hills Unified School District in Los Angeles County Superior Court by persons who attended Beverly Hills High School or who were or are citizens of Beverly Hills/Century City or visitors to that area during the time period running from the 1930s to 2005 (the "Beverly Hills Lawsuits"). Plaintiffs alleged that exposure to substances in the air, soil and water that originated from either oil-field or other operations in the area were the cause of their cancers and other maladies. In July 2012 Venoco entered into a settlement agreement, for an immaterial amount, pursuant to which all pending cases against it were dismissed with prejudice.

        The City and its insurance companies have made claims for indemnity against Venoco and others related to costs incurred by the City in defending itself against the Beverly Hills Lawsuits, which Venoco and the other defendants are disputing. Venoco believes that these claims for indemnity are

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

12. CONTINGENCIES (Continued)

without merit. Based on information known to Venoco, it does not believe that it is probable that the indemnity claims will result in a material judgment against it. Therefore, no liability has been accrued.

        Delaware Litigation—In August 2011, Timothy Marquez, the then-Chairman and CEO of Venoco, submitted a nonbinding proposal to the board of directors of Venoco to acquire all of the shares of Venoco he did not beneficially own for $12.50 per share in cash (the "Marquez Proposal"). As a result of that proposal, three lawsuits were filed in the Delaware Court of Chancery in September 2011 against Venoco and each of its directors by shareholders alleging that Venoco and its directors had breached their fiduciary duties to the shareholders in connection with the Marquez Proposal. On January 16, 2012, Venoco entered into a Merger Agreement with Mr. Marquez and certain of his affiliates pursuant to which Venoco, Mr. Marquez and his affiliates would effect the going private transaction. Following announcement of the Merger Agreement, five additional suits were filed in Delaware (three in January and two in February) and three suits were filed in federal court in Colorado (two in January and one in February) naming as defendants Venoco and each of its directors. In March 2013 the plaintiffs in Delaware filed a consolidated amended class action complaint in which they requested that the court determine among other things that (i) the merger consideration is inadequate and the Merger Agreement was entered into in breach of the fiduciary duties of the defendants and is therefore unlawful and unenforceable and (ii) the merger should be rescinded or in the alternative, the class should be awarded damages to compensate them for the loss as a result of the breach of fiduciary duties by the defendants. The Colorado actions have been administratively closed pending resolution of the Delaware case. Venoco has reviewed the allegations contained in the amended complaint and believes they are without merit. Trial in this matter is expected to occur in 2015.

        Denbury Arbitration—In January 2013 Venoco and its wholly owned subsidiary, TexCal Energy South Texas, L.P. ("TexCal"), notified Denbury through its subsidiary Denbury Onshore, LLC that it was invoking the arbitration provisions contained in contracts between TexCal and Denbury pursuant to which TexCal conveyed its interest in the Hastings Complex to Denbury and retained a reversionary interest. Denbury is obligated to convey the reversionary interest to TexCal at "payout," as defined in the contracts. The dispute involves the calculation of the cost of CO2 delivered to the Hastings Complex which is used in Denbury's enhanced oil recovery operations. Venoco believes that Denbury has materially overcharged the payout account for the cost of CO2 and the cost of transporting it to the Hastings Complex. In December 2013 a three member arbitration panel ruled unanimously that Venoco's interpretation of the contracts was correct. In January 2014, Denbury requested that the arbitration panel modify its decision in a way that could increase the cost of CO2 delivered to the Hastings Complex. In March 2014, the arbitration panel affirmed its decision consistent with Venoco's position. In late March 2014 Denbury filed a petition in Harris County Texas District Court to modify and vacate the arbitration award. Venoco believes the petition is without merit. It will be vigorously contested.

        State Lands Commission Royalty Litigation—In November 2011, the California State Lands Commission (the "SLC") filed suit against Venoco alleging that Venoco underpaid royalties on oil and gas produced from the South Ellwood field in California for the period from August 1, 1997 through May 2011 by approximately $9.5 million. The principal issues in dispute were (i) the oil price on which

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

12. CONTINGENCIES (Continued)

royalties should be calculated and (ii) whether Venoco is entitled to consider the cost of transporting oil from the South Ellwood field to the point of sale in calculating the market price of oil at the wellhead.

        In August 2013 Venoco and the SLC entered into a definitive settlement agreement pursuant to which (i) the SLC agreed with the Company's methodology for calculating royalties on oil and gas production from the South Ellwood field and (ii) the parties agreed that all royalty payments made through February 2013 were correct. The litigation between the parties has been dismissed with prejudice without liability to Venoco.

        Other—In addition, the Company is a party from time to time to other claims and legal actions that arise in the ordinary course of business. The Company believes that the ultimate impact, if any, of these other claims and legal actions will not have a material effect on its consolidated financial position, results of operations or liquidity.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2012 and 2013 (in thousands):

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2012:
Revenues	$85,363	$82,499	$96,698	$91,956	$85,363	$82,499	$96,698	$91,956
Income (loss) from operations	18,880	24,315	36,127	22,715	18,880	24,315	36,127	22,715
Net income (loss)	(27,938)	14,546	(30,057)	(3,138)	(27,938)	14,546	(30,057)	(6,049)

	Venoco, Inc.				Denver Parent Corporation
	Three Months Ended				Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Year Ended December 31, 2013:
Revenues	$87,263	$82,359	$80,945	$66,935	$87,263	$82,359	$80,945	$66,935
Income (loss) from operations	40,364	39,597	44,589	9,744	40,364	39,467	44,558	9,644
Net income (loss)	(4,243)	41,241	(2,911)	(19,768)	(9,445)	37,797	(28,584)	(28,208)

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        The following information concerning the Company's natural gas and oil operations has been provided pursuant to the FASB guidance regarding Oil and Gas Reserve Estimation and Disclosures.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

At December 31, 2013, the Company's oil and natural gas producing activities were conducted onshore within the continental United States and offshore in federal and state waters off the coast of California. The evaluations of the oil and natural gas reserves at December 31, 2011, 2012 and 2013 were prepared by DeGolyer and MacNaughton, independent petroleum reserve engineers.

Capitalized Costs of Oil and Natural Gas Properties

	As of December 31,
	2011	2012	2013
	(in thousands)
Unevaluated properties(1)	$52,021	$16,165	$12,939
Properties subject to amortization	1,971,499	1,927,259	1,991,644

Total capitalized costs	2,023,520	1,943,424	2,004,583
Accumulated depletion(2)	(1,229,264)	(1,311,898)	(1,357,927)

Net capitalized costs	$794,256	$631,526	$646,656

(1)
Unevaluated costs represent leasehold and seismic costs which the Company excludes from the amortization base until proved reserves are established or impairment is determined. The Company estimates that the remaining costs will be evaluated within three years.

(2)
Depletion expense for the years ended December 31, 2011, 2012 and 2013 was $81.6 million, $82.6 million and $46.0 million, respectively ($12.69, $13.02 and $13.27, respectively, per equivalent barrel of oil).

Capitalized Costs Incurred

        Costs incurred for oil and natural gas exploration, development and acquisition are summarized below. Costs incurred during the years ended December 31, 2011, 2012 and 2013 include capitalized general and administrative costs related to acquisition, exploration and development of natural gas and oil properties of $27.0 million, $27.5 million and $23.0 million, respectively. Costs incurred also include asset retirement costs of $(7.8) million, $1.1 million and $0.5 million recorded during the years ended December 31, 2011, 2012 and 2013, respectively.

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Property acquisition and leasehold costs:
Unevaluated property	$17,772	$8,693	$748
Proved property	1,636	401	172
Exploration costs	131,394	43,585	41,588
Development costs	96,176	166,579	54,525

Total costs incurred	$246,978	$219,258	$97,033

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

Estimated Net Quantities of Natural Gas and Oil Reserves

        The following table sets forth the Company's net proved reserves, including changes, proved developed reserves and proved undeveloped reserves (all within the United States) at the end of each of the three years in the periods ended December 31, 2011, 2012 and 2013.

	Crude Oil, Liquids and Condensate (MBbls)(4)			Natural Gas (MMcf)
	2011(1)	2012(2)	2013(3)	2011(1)	2012(2)	2013(3)
Beginning of the year reserves	42,571	47,413	50,435	255,163	290,824	10,850
Revisions of previous estimates	5,857	(2,874)	(1,232)	(30,047)	(9,074)	2,149
Extensions and discoveries(5)	1,426	9,948	4,750	89,231	—	1,832
Purchases of reserves in place	—	—	—	400	—	—
Production	(2,441)	(2,940)	(3,179)	(23,923)	(20,430)	(1,115)
Sales of reserves in place	—	(1,112)	—	—	(250,470)	—

End of year reserves	47,413	50,435	50,774	290,824	10,850	13,716

Proved developed reserves:
Beginning of year	22,270	25,131	35,115	122,928	141,806	7,255
End of year	25,131	35,115	34,508	141,806	7,255	10,394
Proved undeveloped reserves:
Beginning of year	20,301	22,282	15,320	132,235	149,018	3,595
End of year	22,282	15,320	16,266	149,018	3,595	3,322

(1)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.19 per Bbl for oil and natural gas liquids and $4.12 per MMBtu for natural gas were adjusted for quality, energy content, transportation fees and regional price differentials to arrive at realized prices of $99.62 per Bbl for oil, $68.40 per Bbl for natural gas liquids and $4.05 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2011.

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

(3)
Unescalated twelve month arithmetic average of the first day of the month posted prices of $96.78 per Bbl for oil and natural gas liquids and $3.67 per MMBtu for natural gas were adjusted as in note (1) above to arrive at realized prices of $98.37 per Bbl for oil, $79.04 per Bbl for natural gas liquids and $4.41 per MMBtu for natural gas, which were used in the determination of proved reserves at December 31, 2013.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

(4)
Natural gas liquids reserves represent a minimal percentage of our total reserves (approximately 3.1%, 2.3% and 3.4% at December 31, 2011, 2012 and 2013, respectively), therefore natural gas liquids are not presented separately but rather are included with oil volumes.

(5)
Extensions for the years ended December 31, 2011 include 89,031 MMcf resulting from the Company's infill program in the Sacramento Basin. Extensions for the year ended December 31, 2012 represent results from the Hastings Complex's response to the CO2 project. Extensions for the year ended December 31, 2013 represent results from the drilling at the South Ellwood field of the Coil Oil Point well and the addition of reserves for two additional undeveloped locations.

        Uncertainties with respect to future acquisition and development of reserves include (i) the success of development programs, including potential changes to the Company's drilling schedule based on ongoing operational results, (ii) the ability to obtain permits from relevant regulatory bodies to pursue development projects, (iii) changes in commodity prices, and (iv) the availability of sufficient cash flow from operations or external financing to fund the capital expenditure program. In addition, the Company has 10.9 million barrels of oil equivalent proved reserves related to its reversionary interest in the Hastings Complex CO2 project, which will be subject to a significant degree of variability until Denbury has recovered all of its costs as defined in the agreement and the Company is able to back in to a 22.45% working interest. The amount of reserves and resulting production necessary for Denbury to recover its costs will be determined in large part by such factors as the existing commodity price and operating cost environment.

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

          (2)   The estimated future cash flows are compiled by applying the twelve month average of the first of the month prices of crude oil and natural gas relating to the Company's proved reserves to the year-end quantities of those reserves as of December 31, 2011, 2012 and 2013.

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

	As of December 31,
	2011	2012	2013
	(in thousands)
Future cash inflows	$5,810,038	$5,095,158	$5,020,925
Future production costs	(1,673,857)	(1,921,339)	(1,829,168)
Future development and abandonment costs	(672,072)	(218,647)	(271,746)
Future income taxes	(946,166)	(829,909)	(775,850)

Future net cash flows	2,517,943	2,125,263	2,144,161
10% annual discount for estimated timing of cash flows	(1,153,797)	(967,811)	(990,444)

Standardized measure of discounted future net cash flows	$1,364,146	$1,157,452	$1,153,717

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

14. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED) (Continued)

        The following table summarizes changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
Beginning of the year	$902,901	$1,364,146	$1,157,452
Changes in prices and production costs	473,194	(115,253)	(14,656)
Revisions of previous quantity estimates	19,096	(136,159)	(26,234)
Changes in future development costs	84,061	(18,150)	(33,958)
Development costs incurred during the period	28,771	99,217	31,485
Extensions, discoveries and improved recovery, net of related costs	258,317	171,849	109,868
Sales of oil and natural gas, net of production costs	(213,599)	(243,131)	(232,472)
Accretion of discount	112,718	177,456	145,483
Net change in income taxes	(216,559)	90,074	48,095
Sale of reserves in place	—	(193,964)	—
Purchases of reserves in place	378	—	—
Production timing and other	(85,132)	(38,633)	(31,346)

End of year	$1,364,146	$1,157,452	$1,153,717

15. GUARANTOR FINANCIAL INFORMATION

        All subsidiaries of Venoco other than Ellwood Pipeline Inc. ("Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, Venoco's obligations under its 8.875% senior notes. Ellwood Pipeline, Inc. is not a Guarantor (the "Non-Guarantor Subsidiary"). The condensed consolidating financial information for prior periods has been revised to reflect the guarantor and non-guarantor status of the Company's subsidiaries as of December 31, 2013. All Guarantors are 100% owned by the Company. Presented below are the Company's condensed consolidating balance sheets, statements of operations and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934. There are currently no guarantors of DPC's 12.25% / 13.00% senior PIK toggle notes.

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

AT DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828	$—	$—	$—	$828
Accounts receivable	22,593	113	1,031	—	23,737
Inventories	5,166	—	—	—	5,166
Other current assets	4,587	—	—	—	4,587
Commodity derivatives	340	—	—	—	340

TOTAL CURRENT ASSETS	33,514	113	1,031	—	34,658

PROPERTY, PLANT & EQUIPMENT, NET	827,796	(184,250)	19,083	—	662,629
INVESTMENTS IN AFFILIATES	558,630	—	—	(558,630)	—
OTHER	17,509	60	—	—	17,569

TOTAL ASSETS	1,437,449	(184,077)	20,114	(558,630)	714,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	32,966	—	—	—	32,966
Interest payable	17,408	—	—	—	17,408
Current maturities of long-term debt	—	—	—	—	—
Commodity and interest derivatives	13,464	—	—	—	13,464
Share-based compensation	20,723	—	—	—	20,723

TOTAL CURRENT LIABILITIES:	84,561	—	—	—	84,561

LONG-TERM DEBT	705,000	—	—	—	705,000
COMMODITY AND INTEREST DERIVATIVES	10,601	—	—	—	10,601
ASSET RETIREMENT OBLIGATIONS	33,707	1,525	750	—	35,982
SHARE-BASED COMPENSATION	16,721	—	—	—	16,721
INTERCOMPANY PAYABLES (RECEIVABLES)	724,832	(654,209)	(70,659)	36	—

TOTAL LIABILITIES	1,575,422	(652,684)	(69,909)	36	852,865

TOTAL STOCKHOLDERS' EQUITY	(137,973)	468,607	90,023	(558,666)	(138,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,437,449	$(184,077)	$20,114	$(558,630)	$714,856

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
REVENUES:
Oil and natural gas sales	$312,140	$1,233	$—	$—	$313,373
Other	1,259	—	16,073	(13,203)	4,129

Total revenues	313,399	1,233	16,073	(13,203)	317,502

EXPENSES:
Lease operating expense	75,144	50	2,592	—	77,786
Production and property taxes	3,216	100	205	—	3,521
Transportation expense	13,001	12	—	(12,832)	181
Depletion, depreciation and amortization	47,939	105	796	—	48,840
Accretion of asset retirement obligations	2,319	117	41	—	2,477
General and administrative, net of amounts capitalized	50,248	1	525	(371)	50,403

Total expenses	191,867	385	4,159	(13,203)	183,208

Income from operations	121,532	848	11,914	—	134,294
FINANCING COSTS AND OTHER:
Interest expense, net	69,841	—	(4,727)	—	65,114
Amortization of deferred loan costs	3,705	—	—	—	3,705
Loss on extinguishment of debt	38,549	—	—	—	38,549
Commodity derivative losses (gains), net	12,607	—	—	—	12,607

Total financing costs and other	124,702	—	(4,727)	—	119,975

Equity in subsidiary income	10,843	—	—	(10,843)	—

Income (loss) before income taxes	7,673	848	16,641	(10,843)	14,319
Income tax provision (benefit)	(6,646)	322	6,324	—	—

Net income (loss)	$14,319	$526	$10,317	$(10,843)	$14,319

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

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

VENOCO, INC. AND SUBSIDIARIES AND DENVER PARENT CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

15. GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Venoco, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$71,587	$1,095	$16,835	$—	$89,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and natural gas properties	(101,845)	10	(160)	—	(101,995)
Acquisitions of oil and natural gas properties	(45)	—	—	—	(45)
Expenditures for property and equipment and other	(2,490)	—	—	—	(2,490)
Proceeds from sale of oil and natural gas properties	101,077	—	—	—	101,077

Net cash provided by (used in) investing activities	(3,303)	10	(160)	—	(3,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) intercompany borrowings	17,780	(1,105)	(16,675)	—	—
Proceeds from long-term debt	456,900	—	—	—	456,900
Principal payments on long-term debt	(716,900)	—	—	—	(716,900)
Payments for deferred loan costs	(1,260)	—	—	—	(1,260)
Premium to retire debt	(20,370)	—	—	—	(20,370)
Going private share repurchase costs	(9)	—	—	—	(9)
Dividend paid to Denver Parent Corporation	(15,800)	—	—	—	(15,800)
DPC capital contribution	158,385	—	—	—	158,385

Net cash provided by (used in) financing activities	(121,274)	(1,105)	(16,675)	—	(139,054)

Net increase (decrease) in cash and cash equivalents	(52,990)	—	—	—	(52,990)
Cash and cash equivalents, beginning of period	53,818	—	—	—	53,818

Cash and cash equivalents, end of period	$828	$—	$—	$—	$828